Form 10QSB
period 1999-09-30
FULLNET COMMUNICATIONS INC
filed 1999-11-15
CIK 1092570

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1999

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

           For the transition period from  _______ to _______.



                        Commission File Number: 000-27031


                          Fullnet Communications, Inc.
             (Exact name of registrant as specified in its charter)

           Oklahoma                                      73-1473361
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             200 N. Harvey, Suite 1704,Oklahoma City, Oklahoma 73102
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (405) 232-0958

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      No  X
                                       ----    ----

The number of shares outstanding of the Issuer's Common Stock, $.00001 par value, as of November 12, 1999 was 2,088,928.

Transitional Small Business Disclosure Format (check one):   Yes        No  X
                                                                -----     -----



                                   FORM 10-QSB

                                TABLE OF CONTENTS



                                                                                                   Page

     PART I.         FINANCIAL INFORMATION

          Item 1. Financial Statements

                    Consolidated Balance Sheets - September 30, 1999 (unaudited)
                    and December 31, 1998 .........................................................  3

                    Consolidated  Statements  of  Operations  - Three months and nine months ended September 30, 1999 and 1998 (unaudited) .....................  4

                    Consolidated Statements of Cash Flows - Nine months ended
                    September 30, 1999 and 1998 (unaudited) .......................................  5

                    Notes to Consolidated Financial Statements (unaudited).........................  7

          Item 2.  Management's Discussion and Analysis or Plan of Operation.......................  9



     PART II.        OTHER INFORMATION



          Item 6.  Exhibits and Reports on Form 8-K ............................................... 14

          Signatures .............................................................................. 15






          Fullnet Communications, Inc. and Subsidiaries



CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------


ASSETS                                                     SEPTEMBER 30,   DECEMBER 31,
                                                              1999            1998
                                                            (Unaudited)
CURRENT ASSETS:
  Cash                                                     $ 192,573       $     198
  Accounts receivable, net                                    91,548          49,809
  Prepaid expenses and other current assets                    2,340             337
                                                           ---------       ---------
  Total current assets                                       286,461          50,344

PROPERTY AND EQUIPMENT, net                                  129,962         176,999
GOODWILL, net                                                286,737         302,667
INTANGIBLE ASSETS, net                                        63,273          64,726
DEFERRED TAXES                                                17,500          17,500
OTHER ASSETS                                                   6,257            --
                                                           ---------       ---------
TOTAL                                                      $ 790,190       $ 612,236
                                                           =========       =========
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Trade accounts payable                                   $  88,064       $  73,578
  Deferred revenues                                           78,459          97,379
  Accrued payroll and related expenses                         8,460           5,430
  Other accrued expenses                                         322           3,366
  Current portion of notes payable                            57,532         127,829
  Current portion of capital lease obligations                   211           9,039
  Cash overdraft                                                --             8,061
  Due to related parties                                        --            43,891
                                                           ---------       ---------
             Total current liabilities                       233,048         368,573

 NOTES PAYABLE                                               603,080         697,926
 CAPITAL LEASE OBLIGATIONS                                      --             1,153

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
  Common stock, $.00001 par value; 10,000,000 shares
   authorized; 2,088,928 and 1,380,000 shares issued and
   outstanding, respectively                                      21              14
  Common stock subscribed                                    186,767            --
  Additional paid-in capital                                 537,547             486
  Accumulated deficit                                       (770,273)       (455,916)
                                                           ---------       ---------
             Total shareholders' deficit                     (45,938)       (455,416)
                                                           ---------       ---------

 TOTAL                                                     $ 790,190       $ 612,236
                                                           =========       =========



See accompanying notes to financial statements.



Fullnet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                             Three Months Ended                    Nine Months Ended
                                                       ------------------------------       ------------------------------
                                                       September 30,    September 30,       September 30,    September 30,
                                                            1999             1998                1999             1998
                                                       -------------    -------------       -------------    -------------


REVENUES:

        Access service revenues                           $  119,206       $  111,904          $  408,647       $ 372,022
        Network solutions and other revenues                 123,140          107,448             468,758         489,835
                                                          ----------      -----------          ----------       ---------

                 Total revenues                              242,346          219,352             877,405         861,857

OPERATING COSTS AND EXPENSES:

        Cost of access service revenues                       46,796           43,626             161,045         169,104
        Cost of network solutions and other revenues          42,745           29,077             155,241         155,889
        Selling, general and administrative expenses         213,127          147,604             691,919         457,180
        Depreciation and amortization                         29,749           36,191              78,799         103,156
                                                          ----------      -----------          ----------       ---------

                 Total operating costs and expenses          332,417          256,498           1,087,004         885,329
                                                          ----------      -----------          ----------       ---------

LOSS FROM OPERATIONS                                        (90,071)         (37,146)           (209,599)        (23,472)

INTEREST EXPENSE                                              16,557           16,529              61,402          56,907
OTHER EXPENSE                                                  8,618            1,850              43,356           4,054
                                                          ----------       ----------          ----------       ---------

NET LOSS                                                  $(115,246)       $ (55,525)          $(314,357)       $(84,433)
                                                          ==========       ==========          ==========       =========

Net loss per common share:
     Basic                                                $    (.05)       $    (.04)          $    (.17)       $   (.06)
     Diluted                                              $    (.05)       $    (.04)          $    (.17)       $   (.06)

Weighted average number of common shares
outstanding:
     Basic                                                 2,275,862        1,380,000           1,888,514       1,380,000
     Diluted                                               2,275,862        1,380,000           1,888,514       1,380,000





See accompanying notes to financial statements.



Fullnet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------


                                                                        September 30,   September 30,
                                                                           1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $(314,357)     $ (84,433)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities
        Common stock subscribed in exchange for services                   186,767           --
        Depreciation and amortization                                       78,799        103,156
        Provision for non-collection of accounts receivable                  2,320            250
        Changes in assets and liabilities:
         Accounts receivable                                               (44,059)       (59,685)
         Prepaid expenses and other current assets                          (2,003)        16,436
         Other assets                                                       (6,257)          --
         Trade accounts payable                                             14,486         (4,332)
         Cash overdraft                                                     (8,061)         2,536
         Deferred revenue                                                  (18,920)         8,608
         Accrued payroll and related expenses                                3,030         (2,454)
         Other accrued expenses                                             (3,044)        (3,678)
                                                                         ---------      ---------

              Net cash used in operating activities                       (111,299)       (23,596)
                                                                         ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiary                                                  --         (175,000)
   Purchases of property and equipment                                     (13,707)       (30,393)
                                                                         ---------      ---------

              Net cash used in investing activities                        (13,707)      (205,393)
                                                                         ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                             487,063           --
   Proceeds from issuance of bridge financing                               49,999           --
   Principal payments on Animus notes payable                             (122,405)          --
   Proceeds from issuance of notes payable                                    --          303,459
   Principal payments on notes payable                                     (43,404)       (58,354)
   Proceeds from issuance of note payable to related party                    --           43,891
   Principal payments on note payable to related party                     (43,891)          --
   Principal payments on capital lease obligations                          (9,981)       (16,289)
                                                                         ---------      ---------

            Net cash provided by financing activities                      317,381        272,707
                                                                         ---------      ---------

 NET INCREASE IN CASH                                                      192,375         43,718

 CASH, beginning of period                                                     198              3
                                                                         ---------      ---------

 CASH, end of period                                                     $ 192,573      $  43,721
                                                                         =========      =========


                                                                                     (continued)

Fullnet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Note payable issued for Animus acquisition         $      --      $   175,000
  Acquisition of Animus property and equipment              --           28,251
  Acquired capital lease obligations of Animus              --          (28,251)





                                                                     (concluded)



    See accompanying notes to financial statements.

Fullnet Communications, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


 1.    UNAUDITED INTERIM FINANCIAL STATEMENTS

       The unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 1998.

       The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 1999.

 2.    USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.     SHAREHOLDERS' DEFICIT

       In February 1999, the Company's Board of Directors approved an amendment to the Company's certificate of incorporation to increase authorized common shares from fifty thousand to ten million shares and to effect a 2,760-for-1 stock split with a reduction in par value from $1.00 to $0.00001. These changes have been given retroactive effect in the accompanying financial statements.

       Also in February 1999, options to purchase an aggregate of 120,000 shares of common stock were granted to Timothy J. Kilkenny, the Company's
       President and Chief Executive Officer. The options, which are not exercisable until October 2000, have an exercise price of $1.15 per share and are exercisable in whole or in part until October 2003.

       Also in February 1999, the Company entered into a financial advisory services agreement (the "Agreement") with a financial advisory firm, pursuant to which Company common stock and common stock options were to be issued to such entity as partial compensation for services to be performed by the financial advisor. The Agreement is currently the subject of a dispute between the Company and the financial advisor. A maximum 200,000 shares of Common Stock were to be issued pursuant to the terms of the Agreement, as well as options to purchase a maximum 90,000 shares of Common Stock at $1.25 per share beginning October 2000. The Common Stock and options have not yet been issued pending resolution of the dispute.

       In April 1999, the Company completed an offering of common stock, effected pursuant to Rule 504 of Regulation D of the Securities Act of 1933. Pursuant to the 504 Offering, 637,500 net shares of common stock were issued.

       Pursuant to a stock bonus granted in June 1999, Roger S. Laubhan and Jason C. Ayers, officers of the Company, and two other employees were granted a number of shares of common stock equal to 3%, 1%, 2% and 1%, respectively, of the fully diluted common shares outstanding at such date. Such shares have not yet been issued, pending resolution of certain contingent compensation, in connection with the Agreement. However, 178,434 shares were considered issuable in June 1999, and as such, $178,434 (estimated fair value of the stock) has been recognized as compensation expense during the nine months ended September 30, 1999, with a corresponding credit to common stock subscribed. Previously issued financial statements as of and for the six months ended June 30, 1999 did not include recognition of this transaction. Had the June 1999 financial statements included this transaction, net loss and net loss per share for the six months then ended would have increased by $178,434 and $.10, respectively. Additionally, because these shares are issuable for no additional consideration, they have been included as outstanding since June 1999 for basic loss per share computations.

       The Company entered into a financial advisory services agreement with an investment banker for the period from September 1, 1999 through August 31, 2000. Pursuant to the advisory agreement, 100,000 shares of Company common stock are to be issued to such entity as partial compensation for services to be performed. Such shares have not been issued as of September 30, 1999; however, the earned portion of such shares are recorded in the shareholders' deficit section as common stock subscribed.

4.     EARNINGS (LOSS) PER SHARE

       Basic earnings (loss) per common share is computed based upon net loss divided by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed based upon net loss divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. The basic and diluted earnings (loss) per common share are the same since the Company had a net loss for 1999 and 1998 and the inclusion of stock options for 120,000 shares would be anti-dilutive.

Item 2.  Management's Discussion and Analysis or Plan of Operation

       The following discussion is qualified in its entirety by the more detailed information in the Company's Form 10-SB and the financial statements contained therein, including the notes thereto, and the Company's other periodic reports and all Current Reports on Form 8-K filed with the Securities and Exchange Commission since October 12, 1999 (collectively are referred to as the "Disclosure Documents"), the date at which the Company's registration statement on Form 10-SB became effective. Certain forward-looking statements contained herein and in such Disclosure Documents regarding the Company's business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained herein represent the Company's judgment as of the date hereof. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. As used herein, the word "Company" means Fullnet Communications, Inc. and its wholly owned subsidiaries, Animus Communications, Inc. ("Animus") and Fulltel Communications, Inc. ("Fulltel"), unless the context indicates otherwise.

Overview

         The Company, founded in 1995, is a regional provider of consumer internet access and business services, offering innovative technological solutions for individuals, businesses, organizations, education institutions, as well as government agencies. The Company provides direct internet access through a statewide network with "points of presence" in 14 communities throughout the state of Oklahoma. Points of presence are local telephone numbers through which the Company's subscribers can access the internet. In addition, the Company also provides internet-related value-added products and services that are designed to enable its business customers to outsource their internet and electronic commerce activities. Such services include:

         -- connectivity to the internet and secure private networks through the Company's network from which its internet access customers can reach every other internet address and the Company's network customers can reach other destinations within their private network;

         -- value-added services, which are additional services delivered over the same circuit as the Company's connectivity services. The Company's current value-added services are remote management of its networks and systems integration, which includes the resale, installation and configuration of customers' computer systems and software; and web hosting, which is the distribution of customers' internet content from the Company's facilities.

         Fulltel, a licensed competitive local exchange carrier, ("CLEC") is expected to commence operations in early 2000. As a result, the Company expects to offer broadband digital subscriber line ("DSL") service, with speeds of 60 to 100 times faster than analog modems. Faster speed will allow customers to browse through web pages like they would a book, and downloading large email attachment files will take only a matter of seconds. The Company plans to offer DSL service in approximately 25 selected communities throughout the state of Oklahoma, as well as continuing to offer local dial-up internet access in each of such communities so served.

         The Company intends to design and roll out new strategies in the retail internet service provider ("ISP") market beginning in the fourth quarter 1999. The Company will be implementing an aggressive merger and acquisition strategy. The Company intends to acquire ISP's in the Oklahoma market with less than 5,000 subscribers. By acquiring small ISP's in this often overlooked market segment, the Company will be taking advantage of the infrastructure put in place since 1995.

         Additionally, the Company is unveiling an independent agent program ("Agent Program") to grow access service revenues. The Agent Program will designate a Company agent in a local market and pay a commission equal to a percentage of the monthly recurring revenues for each DSL or dial-up account sold under the Fullnet brand name.

         Fulltel operations are expected to start by the first or second quarter of 2000. Fulltel will be providing switched access services that enable the Company to reach rural Oklahoma markets with a significantly decreased cost structure compared to the structure under which the Company is currently operating.

         The Company currently is working on laying its own fiber connections to the existing regional bell operating company ("RBOC") tandem in Oklahoma City, which will allow the Company to cross-connect to any local or long distance provider in the state and eliminate monthly local loop charges. Additionally, the RBOC will be required to pay the Company fees for all traffic over the fiber connections that terminates at the Company.

         During the first quarter 2000, concurrently with bringing online the Fulltel telephone switch in Oklahoma City, the Company intends to initiate DSL service in six Oklahoma markets, with planned expansion to 25 markets by the end of the fourth quarter 2000. A private placement is currently being considered as the funding vehicle to provide the capital necessary to enable the Company to implement its business model of providing DSL service and capital for future mergers and acquisitions. In September 1999, the Company retained an investment banker for investment banking and consulting purposes, including assisting the Company in any such private placement.

         The mission of the Company is to make a niche in the marketplace by being a total solutions provider from internet connectivity, web page development, web page hosting, broadband DSL service, and e-commerce to local Intranets. The Company believes that its planned entry into the broadband market through DSL and the acquisition and integration of a network solutions provider will increase shareholder value.

         In April 1999, the Company terminated its election under Subchapter S of the Internal Revenue Code of 1986, pursuant to which its shareholders were taxed on a proportionate share of the Company's taxable income. The termination had no effect on the Company's financial statements.

         Although the Company's common stock is not currently quoted on any quotation medium, the Company is an "eligible issuer" for its stock to be quoted on the OTC Bulletin Board (as such term is defined by the NASD), and it is working with its investment banker to identify potential market makers to make application to the OTC Bulltetin Board to make quotations in the stock.



Results of Operations

         The following table sets forth certain statement of operations data as a percentage of revenues for the three months and nine months ended September
30, 1999 and 1998:




                                                             Three Months Ended                    Nine Months Ended
                                                       ------------------------------       ------------------------------
                                                       September 30,    September 30,       September 30,    September 30,
                                                            1999             1998                1999             1998
                                                       ------------------------------       ------------------------------

Revenues:
  Access service revenues                                       49.2%            51.0%               46.6%           43.2%
  Network solutions and other revenues                          50.8             49.0                53.4            56.8
                                                          ----------       ----------          ----------       ---------
Total revenues                                                 100.0            100.0               100.0           100.0

Operating costs and expenses:
 Cost of access service revenues                                19.3             19.9                18.4            19.6
 Cost of network solutions and other revenues                   17.6             15.9                17.7            18.1
 Selling, general and administrative expenses                   87.9             64.6                78.9            53.0
 Depreciation and amortization                                  12.3             16.5                 9.0            12.0
                                                          ----------       ----------          ----------       ---------
Total operating costs and expenses                             137.1            116.9               124.0           102.7

Loss from operations                                           (37.2)           (16.9)              (24.0)           (2.7)


Interest expense                                                 6.8              7.5                 7.0             6.6
Other expense                                                    3.6              0.8                 4.9              .5
                                                          ----------       ----------          ----------       ---------

Net loss                                                       (47.6)%          (25.3)%             (35.9)%          (9.8)%
                                                          ==========       ==========          ==========       ==========


         Management recognizes that sales in both access service revenues and network solutions and other revenues were essentially flat for the nine months ended September 30, 1999 when compared to the prior period.

         The Company's future position in the marketplace depends on its ability to fund and bring online the Fulltel telephone switch. By bringing the switch online, the Company will be able to offer broadband DSL service in rural markets as well as other value-added services to become a total solutions provider and establish brand name recognition while increasing market share.

         The unforeseen delays in bringing Fulltel online have undermined the Company's retail access sales efforts thus far in 1999. However, access service revenues are expected to increase significantly by rolling out DSL in 25 locations throughout Oklahoma by year end 2000. Cost of access revenue savings will be realized through economies of scale by utilizing the Fulltel switch to provide DSL service at a lower cost than is currently available through third parties.

         The decrease in network solutions and other revenues is attributable to the passive nature in which the Company approaches the solutions business. Currently, network solutions service is provided to the Company's existing customer base without a sales force driving new revenue. The Company's new business model calls for active and aggressive marketing through new direct sales reps with quotas.

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998

Revenues

         Access service revenues increased $7,000 to $119,000 for the three months ended September 30, 1999 from $112,000 for the three months ended September 30, 1998. This additional revenue is due to an increase in the number of dial-up customers of the Company's ISP resellers.

         Network solutions and other revenues increased $16,000 to $123,000 for the three months ended September 30, 1999 from $107,000 for the three months ended September 30, 1998. This increase is due to an increase in sales of computer equipment from $15,000 for the three months ended September 30, 1998 to $31,000 for the three months ended September 30, 1999.

Operating costs and Expenses

         Cost of access service revenues increased $3,000 from $44,000 for the three months ended September 30, 1998 to $47,000 for the three months ended September 30, 1999, and is consistent with the increase in dial-up customers of the Company's ISP resellers.

         Cost of network solutions and other revenues increased $14,000 from $29,000 for the three months ended September 30, 1998 to $43,000 for the three months ended September 30, 1999. This increase is primarily due to the increase in cost of goods sold related to the increase in computer equipment sales discussed above.

         Selling, general and administrative expenses increased $65,000 to $213,000 for the three months ended September 30, 1999 from $148,000 for the three months ended September 30, 1998. This increase is comprised principally of an increase in payroll costs of $44,000 related to the hiring of additional personnel and $23,000 of financial advisory service fees incurred pursuant to an agreement entered into by the Company with an investment banker on September 1, 1999.

         Depreciation and amortization expense decreased $6,000 from $36,000 for the three months ended September 30, 1998 to $30,000 for the three months ended September 30, 1999. This decrease is attributable to the method of depreciation whereby depreciation expense is highest in the early periods after asset acquisition.

Other Expense

         Other expense increased $7,000 from $2,000 for the three months ended September 30, 1998 to $9,000 for the three months ended September 30, 1999. This increase is attributable to start up costs of $8,000 incurred related to Fulltel.

Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998.


Revenues

         Access service revenues increased $37,000 from $372,000 for the nine months ended September 30, 1998 to $409,000 for the nine months ended September 30, 1999. This increase is due to an increase in the number of dial-up customers of the Company's ISP resellers.

         Network solutions and other revenues decreased $21,000 from $490,000 for the nine months ended September 30, 1998 to $469,000 for the nine months ended September 30, 1999. The Company historically has not actively marketed its network solutions sales, and has typically made such sales to its existing customer base.

Operating Costs and Expenses

         Cost of access service revenues decreased $8,000 from $169,000 for the nine months ended September 30, 1998 to $161,000 for the nine months ended September 30, 1999, due to lower contract rates negotiated for the Company's backbone expense.

         Selling, general and administrative expenses increased $235,000 from $457,000 for the nine months ended September 30, 1998 to $692,000 for the nine months ended September 30, 1999. The increase is comprised of an increase in payroll costs of $178,000 related to a June 1999 stock grant approved by the Board of Directors and approximately $22,000 related to the hiring of additional personnel. The increase is also comprised of $23,000 of financial advisory service fees incurred in the third quarter pursuant to an agreement entered into by the Company with an investment banker on September 1, 1999

         Depreciation and amortization expense decreased $24,000 from $103,000 for the nine months ended September 30, 1998 to $79,000 for the nine months ended September 30, 1999. This decrease is attributable to the method of depreciation whereby depreciation expense is highest in the early periods after asset acquisition.

Other Expense

         Other expense increased $39,000 from $4,000 for the nine months ended September 30, 1998 to $43,000 for the nine months ended September 30, 1999. This increase is attributable to start up costs of $40,000 incurred related to Fulltel.

Liquidity and Capital Resources

         The Company used $111,000 and $24,000 of cash for operating activities for the nine months ended September 30, 1999 and 1998, respectively, as a result of a net loss for the periods. As of September 30, 1999, the Company had $193,000 in cash and $233,000 in current liabilities, including $78,000 of deferred revenues which will not require settlement in cash.

         Capital expenditures relating primarily to the purchase of computer equipment amounted to $14,000 and $30,000 for the nine months ended September 30, 1999 and 1998, respectively. In addition, the Company acquired Animus Communications, Inc., a wholly owned subsidiary, in March 1998 for $175,000 cash and issuance of $175,000 in notes payable.

         Net cash provided by financing activities was $317,000 and $273,000 for the nine months ended September 30, 1999 and 1998, respectively. The cash provided in 1999 is due primarily to the sale of equity securities pursuant to Rule 504 of Regulation D of the Securities Act of 1933. In the second quarter of 1999, the Company received net proceeds of $487,000 from the 504 offering. Of these proceeds, $175,000 was used to repay two debt obligations of the Company. During the first quarter 1999, the Company also received $50,000 in proceeds from bridge financing for working capital. Net cash provided in 1998 is comprised of proceeds of $303,000 obtained through the issuance of bank debt and proceeds from a $50,000 loan made by a related party.

         The planned expansion of the Company's business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. The Company's principal capital expenditure requirements will include the purchase and installation of switches and transmission equipment collocated in incumbent local exchange carrier ("ILEC") central offices and the further development of operations support systems and other automated back office systems. Additionally, the growth of the Company's web hosting business will require significant capital expenditures.

         The Company expects to make significant capital outlays for the foreseeable future in order to continue activities called for in its current business plan and to fund expected operating losses. The Company currently estimates that cash required to fund capital expenditures for its expansion plans will be approximately $500,000 in the fourth quarter 1999. In order for the Company to implement its current business plan and finance its projected capital expenditures in the fourth quarter 1999 and thereafter, the Company will seek financing from bank debt and/or private placement equity.

Year 2000 Issue

         The year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000. The Company anticipates spending $500,000 on new systems by the end of 1999 from funds provided by new sources of capital. However, specific expenditures for year 2000 costs are not being made related to the new systems. The Company has completed its assessment on the consequences of the year 2000 on information technology systems. As the Company has a relatively short history, virtually all systems are newly created or are being created and, during information technology development, year 2000 issues have been consistently addressed.

         Other non-information technology systems that may be affected by the year 2000 issue include systems provided to the Company by third parties. The most significant third party systems are those which operate ILEC interfaces and billing records, switching equipment and customer premises equipment. The Company has been assured by significant third parties that year 2000 compliance will be accomplished by the end of 1999. Presently, the Company believes that the cost of addressing year 2000 issues is not material to its future business, operating results or financial position. However, if such compliance is not achieved by these third parties, it may have a material adverse effect on the Company's business, operating results and financial condition and its ability to achieve sufficient cash flow.

                            PART II-OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


    Exhibit
    Number           Exhibit
    -------     ----------------------------------------------------------------

    27.1*       Financial Data Schedule

    * Filed electronically herewith.

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this Report is filed.


                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  FULLNET COMMUNICATIONS, INC.,
                                  An Oklahoma corporation



Date:  November 12, 1999          /s/ Timothy J. Kilkenny
                                  ----------------------------------------------
                                      Timothy J. Kilkenny
                                      Chairman of the Board of Directors;
                                      President and Chief Executive Officer

Date: November 12, 1999           /s/ Travis Lane
                                  ----------------------------------------------
                                      Travis Lane
                                      Vice-President and Chief Financial Officer
                                     (Chief Accounting Officer)