Form 10KSB
period 1999-12-31
FULLNET COMMUNICATIONS INC
filed 2000-03-30
CIK 1092570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For fiscal year ended December 31, 1999

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to ___________________

                        Commission File Number: 000-27031

                          FULLNET COMMUNICATIONS, INC.
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   OKLAHOMA                          73-1473361
                   --------                          ----------
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)            Identification No.)

                          200 North Harvey, Suite 1704
                          Oklahoma City, Oklahoma 73102
                          -----------------------------
                    (Address of principal executive offices)

                                 (405) 232-0958
                                 --------------
                         (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

Common Stock, $0.00001 Par Value                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year were $1,122,000.

The aggregate market value of the registrant's common stock, $0.00001 par value, held by non-affiliates of the Registrant as of March 24, 2000 was $3,650,034 based on the closing bid price of $3.00 per share on that date as reported by the OTC Bulletin Board. As of March 24, 2000, 3,134,578 shares of the registrant's common stock, $0.00001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [ ] No [X]

The following documents are incorporated by reference: Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated by reference in Part III, Items 9 through 12, of this Form 10-KSB

                          FULLNET COMMUNICATIONS, INC.
                                   FORM 10-KSB
                   For the Fiscal Year Ended December 31, 1999

                                TABLE OF CONTENTS

Part I.

Item 1.   Description of Business............................................. 2
Item 2.   Description of Property.............................................18
Item 3.   Legal Proceedings...................................................18
Item 4.   Submission of Matters to a Vote of Security Holders.................19

Part II.

Item 5.   Market for Common Equity and Related Stockholder Matters............19
Item 6.   Management's Discussion and Analysis or Plan of Operation...........20
Item 7.   Financial Statements................................................23
Item 8.   Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure................................................23

Part III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act...................23
Item 10.  Executive Compensation..............................................23
Item 11.  Security Ownership of Certain Beneficial Owners and Management......23
Item 12.  Certain Relationships and Related Transactions......................24
Item 13.  Exhibits and Reports on Form 8-K....................................24

Signatures  ..................................................................26

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Annual Report on Form 10-KSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In particular, we direct your attention to Item 1. Description of Business, Item 2. Properties, Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, and
Item  8.   Financial   Statements   and   Supplementary   Data.  We  intend  the
forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

         Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations, including the following:

     -    We may lose subscribers or fail to grow our subscriber base;
     - We may not successfully integrate new subscribers or assets obtained through acquisitions;
     -    We may fail to compete with existing and new competitors;
     -    We may not be able to sustain our current growth;
     - We may not adequately respond to technological developments impacting the Internet;
     -    We may  experience a major system failure;
     -    We may not be able to find needed financing.

         This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Annual Report on Form 10-KSB under the caption "Item 1. Description of Business-Risk Factors," our other Securities and Exchange Commission filings and our press releases.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         FullNet Communications Inc. (the "Company") is a regional integrated communications provider ("ICP") offering integrated communications and network solutions to individuals, businesses, organizations, educational institutions, and government agencies. Through its subsidiaries, the Company provides high quality, reliable and scalable Internet, telephony, and network solutions designed to meet its customers' needs. The Company's overall strategy is to become the dominant ICP, Internet service provider ("ISP"), network solutions and broadband backbone provider for residents and small to medium-sized businesses in Oklahoma and contiguous states.

         References to the Company in this Annual Report include the Company's direct and indirect subsidiaries: FullNet, Inc. ("FullNet"), FullTel, Inc. ("FullTel"), FullSolutions, Inc. ("FullSolutions") and FullWeb, Inc. ("FullWeb"). The Company's principal executive offices are located at 200 North Harvey Avenue, Suite 1704, Oklahoma City, Oklahoma 73102, and its telephone number is (405) 232-0958. We also maintain an Internet site on the World Wide Web ("WWW") at www.fullnet.net. Information contained on the Company's Web site is not, and should not be deemed to be, a part of this Annual Report on Form 10-KSB.

Company History

         The Company was founded in 1995 as CEN-COM of Oklahoma, Inc., an Oklahoma corporation, to bring dial-up Internet access and education to rural locations in Oklahoma that did not have dial-up Internet access. The Company changed its name to FullNet Communications, Inc. in December 1995, and shifted its focus from offering dial-up services to providing wholesale and private label network connectivity and related services to other ISPs. During 1995 and 1996, the Company furnished wholesale and private label network connectivity services to ISPs in Bartlesville, Cushing, Durant, Perry, Tahlequah, and Tulsa. During 1996, the Company sold its ISP operations in Enid, Oklahoma and began ISP operations in Ponca City, Oklahoma.

         In 1997 the Company continued its focus on being a backbone provider by upgrading and acquiring more equipment. The Company also started offering its own ISP brand access and services to its wholesale customers. As of December 31, 1999, there were five ISPs in Oklahoma that used the FullNet brand name where the Company is the backbone, including two that were subsequently acquired by the Company. There are an additional three ISPs that use a private label brand name, where the Company is their access backbone and provides their technical support, managing and operating their systems on an outsource basis. In February 2000 the Company acquired one of the private label ISPs. See "Item 1. Description of Business-Recent Events." Additionally, the Company provides high-speed broadband connectivity, website hosting, network management and consulting solutions to over 50 businesses in Oklahoma.

         In 1998 the Company's gross revenues exceeded $1,000,000 and the Company made the Metro Oklahoma City Top 50 Fastest Growing Companies list. In 1998 the Company commenced the process of organizing a competitive local exchange carrier ("CLEC") through FullTel, and acquired Animus Communications, Inc. ("Animus"), a wholesale Web-service company, thereby enabling the Company to become a total solutions provider to individuals and companies seeking a "one-stop shop" in Oklahoma. Animus was renamed FullWeb in January 2000.

         With the incorporation of FullTel and the acquisition of FullWeb, the Company's current business strategy is to become the dominant ICP in Oklahoma and surrounding states. The Company expects to grow through the acquisition of ISPs and network solutions providers, as well as through a marketing campaign, the design and implementation of which is to be completed in the second quarter 2000. Since December 31, 1999, the Company has completed three separate acquisitions of ISP companies, operating in, respectively, Tahlequah, Oklahoma, Bartlesville, Oklahoma and Enid, Oklahoma.

Recent Events

Mergers and Acquisitions

         On January 25, 2000, the Company entered into an Asset Purchase Agreement with FullNet of Tahlequah, Inc., an Oklahoma corporation ("FOT"), in which the Company purchased substantially all of FOT's assets, including approximately 400 individual and business Internet access accounts. The Company paid FOT an aggregate amount of $97,735, comprised of $35,890 in cash and a note payable for $61,845. The note is payable in eighteen monthly installments and bears no interest.

         On February 4, 2000, the Company entered into an Asset Purchase Agreement with David Looper, d/b/a FullNet of Bartlesville ("FOB"), an Oklahoma sole proprietorship in which the Company purchased substantially all of FOB's assets, including approximately 400 individual and business Internet access accounts. The Company paid FOB an aggregate amount of $178,400, payable in 42,744 shares of the Company's common stock (valued for purposes of the acquisition at $3.00 per share) and a note payable for $50,168. The note bears an interest rate of 8% per annum, with the principal and interest thereon payable on the earlier to occur of (a) the closing of any private equity placement in excess of $351,000, (b) the closing of any underwritten offering of the Company's common stock, or (c) one year from the closing date of the Asset Purchase Agreement.

         On February 29, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Harvest Communications, Inc., ("Harvest") an Oklahoma corporation, pursuant to which Harvest merged with and into FullNet. Harvest had approximately 2,500 individual and business dial up Internet access accounts, 15 wireless Internet access accounts and 35 Web hosting accounts. Pursuant to the terms of the Merger Agreement, the Company paid the shareholders of Harvest an aggregate amount of $1,912,500 payable in 537,500 shares of the Company's common stock (valued for purposes of the merger at $3.00 per share), a note payable for $175,000 and $125,000 in cash. The note bears an interest rate of 8% per annum, with the principal and interest thereon payable on the earlier to occur of (a) the closing of any single funding (whether debt or equity) obtained by the Company subsequent to the date of the Merger Agreement in an aggregate amount of at least $2,000,000, (b) the closing of any underwritten offering of the Company's common stock, or (c) March 6, 2001.

         These acquisitions were accounted for as purchases. The aggregate purchase price will be allocated to the underlying assets purchased on their fair market values at the respective acquisition date. Prior to the acquisitions, each of FOT, FOB and Harvest was a customer of the Company's ISP access services.

Financing Activities

         In February 2000, the Company obtained a bridge loan for $275,000 through the issuance of 14% promissory notes to 10 accredited investors. The terms of the financing additionally provided for the issuance of warrants to purchase an aggregate of 137,500 shares of the Company's common stock at $0.01 per share, and provided for certain registration rights. The promissory notes each bear an interest rate of 14% per annum and require monthly interest payments. The loan term is for six months, and is extendible for two 90-day periods upon issuance of an additional warrant for 137,500 shares exercisable at $0.01 per share for each extension.

         In March 2000, the Company obtained a bridge loan for $500,000 through the issuance of 14% promissory notes to two accredited investors. The terms of the financing additionally provided for the issuance of warrants to purchase 100,000 shares of the Company's common stock at $0.01 per share, and provided for certain registration rights. The promissory notes each bear an interest rate of 14% per annum and require quarterly interest payments. The loan term is for six months, and is extendible for two 90 day periods upon issuance of additional warrants for an aggregate 10,000 shares exercisable at $0.01 per share for each extension. On March 8, 2000, both of the bridge loan investors exercised their warrants and purchased 100,000 shares of common stock of the Company at an aggregate exercise price of $1,000.

         In February 2000, the Company raised an aggregate $135,600 in an offering of its common stock. The offering was made pursuant to an exemption from the registration requirements of the Securities Act pursuant to Rule 504 of Regulation D of such act. Pursuant to the 504 offering, 45,200 shares of common stock were issued.

         Proceeds of the two bridge loans and the 504 offering were used for acquisitions, working capital and general corporate purposes.

Industry Overview

The Internet Access and Services Market

         The Internet has emerged as a significant global communications medium, enabling millions of people to communicate, publish and retrieve information and conduct business electronically. Regardless of the hardware and software used, Internet Protocol or "IP" enables Internet communication by providing a common inter-networking standard. Due to increased public awareness, lower prices for access devices, increased functionality and improving content, International Data Corporation estimates that the number of users accessing the World Wide Web will increase from approximately 97 million at the end of 1998 to approximately 320 million by the end of 2002. Total ISP revenues in the Untied States are projected to grow from $10.7 billion in 1998 to $37.4 billion in 2003.

         Internet access services are the means by which ISPs interconnect either businesses or individual consumers to the Internet's resources or to corporate intranets and extranets. Access services include dial-up access for individuals and small businesses and high-speed dedicated access designed primarily for mid-sized and larger organizations. Users currently accessing the Internet do so primarily by means of dial-up services. Access to the Internet using dial-up services requires the user to have access to a local telephone line, the use of a modem and an ISP account, such as a FullNet Internet account. However, new ways of connecting to the Internet are becoming more common, particularly those that take advantage of higher speed and broader bandwidth capacity.

         The rapid development and growth of the Internet has resulted in a highly fragmented industry of over 5,000 national and local ISPs in the U.S. ISPs vary widely in geographic coverage, customer focus and levels of Internet access provided to subscribers. For example, access providers may concentrate on certain types of subscribers (such as businesses or individuals) that differ substantially in the type of service and support required by the relevant customer constituency. Often, large national ISPs do not offer individual customers the level of support desired and many smaller regional ISPs do not have the resources necessary to offer adequate customer support. Because user-friendly software and responsive customer service and technical support are the foundation of the Company's business, the Company believes that it is poised to capitalize on the growth in the Internet access and Internet services segments of the telecommunications market.

         The number of businesses and consumers accessing the Internet is expected to increase significantly in the foreseeable future. According to Forrester Research, the market for providing access to the Internet for businesses and consumers in the United States will grow from $5.8 billion in 1997 to $38.1 billion in 2002. Additionally, as businesses and consumers are developing greater levels of comfort in the use of the Internet for electronic commerce, businesses are increasingly implementing sophisticated electronic commerce solutions that, in turn, require significantly greater bandwidth and other business services. In response, an increasing number of Internet service providers are attempting to augment their basic Internet access services with a wide range of business services, such as Web hosting and Internet security services. In addition, as more businesses evolve from establishing an Internet presence to utilizing secure connectivity between geographically-dispersed locations, remote access to corporate networks and business-to-business commerce solutions, the demand for high quality Internet connectivity and value-added services is expected to grow. International Data Corporation predicts that enhanced Internet services, such as Web hosting, security, e-commerce, virtual private networks and advanced Internet applications are expected to grow from approximately $352 million in 1997 to over $7 billion in 2000.

         Internet service providers that offer both Internet access to broad segments of the population and that offer a broad selection of business services are positioned to attain greater economies of scale through lower network expansion and marketing costs on a per-subscriber basis. The Company believes that it is uniquely positioned, among purely local or regional ISPs, to benefit from this continued growth. Specifically, the Company believes that a window of opportunity currently exists within the state of Oklahoma. Currently, competition from the national ISPs, such as America Online, Prodigy, CompuServe, has had only minimal impact on the Oklahoma ISP market due to the lack of local dial-up Internet presence in rural Oklahoma and too many busy signals. In addition, the local Oklahoma education ISP, OneNet, is also not a factor due to the limits placed on it by the Oklahoma legislature. With the demand for Internet access consistently exceeding all projections, the Company believes that its target area, rural Oklahoma, is grossly underserviced. Accordingly, the Company believes that a real opportunity exists for the Company and its subsidiaries to establish a stronghold on the Oklahoma Internet market, given the local infrastructure that it already has in place as well as its multi-pronged marketing strategy.

Telecommunications Industry

         The telephone and data transmission segment of the communications industry is currently undergoing widespread changes brought about by three main factors. First were the decisions of federal and state regulators that opened the monopoly of local telephone markets to competition. Second was the ensuing transformation of the previously monopolistic communications market controlled by heavily regulated incumbents into a consumer-driven competitive service industry. Third was the need for higher speed, higher capacity networks to meet the increasing consumer demand for expanded communications services, including broader video choices, and high speed data and Internet services. The convergence of these trends has created opportunities for new types of communications companies capable of providing a wide range of voice, video and data services. Hence, companies have developed concentrations in various niche segments of the industry involving (1) high-speed wireless, (2) DSL, (3) fiber broadband, (4) long distance only, (5) local telephone only, and (6) combinations of these services.

         The passage of the Telecommunications Act of 1996 (the "Telecommunications Act") codified the pro-competitive policies on a national level, requiring both the FCC and the state regulatory commissions to adopt significant changes in their rules and regulations in furtherance of these policies. This act obligates regulators to remove market entry barriers, enabling companies to become full service providers of local and long distance telephone service by, among other things, mandating the incumbent local exchange carrier ("ILEC") to provide interconnection and competitively priced network facilities to competitors. In addition, the Telecommunications Act requires the Regional Bell Operating Companies ("RBOCs") to offer wholesale access to their switching and existing technology, thus permitting others to compete.

         The Company intends to provide traditional long distance and local telephone service, as well as other communications services, in order to position ourselves as a single source supplier for all the communication needs of the customer. In 1999 the Oklahoma Corporation Commission granted the request of FullTel, the Company's wholly owned subsidiary, to become a CLEC. The Company's intention is to provide IP telephony services and CLEC services to subscribers in the State of Oklahoma.

The Company's Business Strategy

         As an ICP, the Company intends to increase shareholder value by continuing to build scale through both acquisitions and internal growth and then leveraging increased revenues over its fixed costs base. The Company's strategy is to meet the customer service requirements of retail, business, educational and government Internet users in its target markets, while benefiting from the scale advantages enjoyed through being a fully integrated backbone and broadband provider. The key elements of the Company's overall strategy with respect to its principal business operations are as follows:

Internet Access Services

Target Strategic Acquisitions

         The goal of the Company's acquisition strategy is to accelerate market penetration by acquiring ISPs in Oklahoma communities with a population of 5,000 or more and to acquire strategic ISPs in Oklahoma City and Tulsa. Additionally, the Company will continue to build upon its core competencies and expand its technical, customer service staff and sales force in Oklahoma communities. The Company evaluates acquisition candidates based on their fit with the Company's overall business plan of penetrating rural and outlying markets as well as
Oklahoma City and Tulsa. When a candidate is acquired, the Company will integrate its existing Internet, network connectivity and value-added services with the services offered by the acquired company and use either the local sales force or install its own dealer sales force to continue to increase market share. The types of acquisitions targeted by the Company include ISPs located in markets into which the Company wants to expand, or to which it may already provide "private-label" Internet connectivity. Other types of targeted acquisitions include local business only ISPs in markets where the Company has established points of presence and would benefit from the acquired company's local sale and network solutions sales and technical staff and installed customer base through the potential increase in the Company's network utilization. When determining which ISPs to acquire, the Company focuses on the following criteria:

     o    Potential revenue and subscriber growth
     o    Low subscriber turnover or churn rates
     o Density in the market as defined by a high ratio of subscribers to points of presence ("POPs")
     o    Favorable  competitive  environment
     o Low density network platforms that can be integrated readily into the Company's backbone network
     o    Favorable consolidation savings

         Since December 31, 1999, the Company has completed three separate acquisitions of ISP companies, operating in, respectively, Tahlequah, Oklahoma, Bartlesville, Oklahoma and Enid, Oklahoma.

Generate Internal Sales Growth

         The Company intends to expand its customer base by significantly increasing its direct and indirect regional sales forces as well as its marketing efforts. As of December 31, 1999, the Company's direct sales force consisted of two persons in two regional sales offices in Oklahoma City and Tulsa coordinating all business to Business ("B2B") solutions sales of the Company. The Company currently has one individual responsible state wide to manage the consumer ISP market, with dealers and independent sales representatives responsible for their individual markets. The Company's sales force is supported in their efforts by technical engineers and, in some instances, senior management of the Company. The Company intends to increase the number of its sales offices through expanding the size of its direct sales force with the goal of having an effective selling presence in all major communities in the state of Oklahoma. In addition, the Company is exploring other strategies to grow its direct sales force, including developing an inside sales center and other marketing partners such as electric cooperatives. The Company currently has two of the twenty local Oklahoma electric cooperatives as marketing partners.

Develop the Dominant Regional Brand

         FullNet seeks to support internal growth by converting each local acquired ISP to its regional FullNet brand supported by community based marketing programs. This strategy includes two components:

     o Regional branding. Change strong local brands to a regional FullNet brand. The Company intends to change these brands on a market by market basis as it implements enhancements to improve customer satisfaction.

     o Community based marketing. The Company intends to continue to build goodwill through community involvement, such as providing free services to libraries and educational institutions, sponsoring local sports teams and other community organizations and furthering relationships with local retailers to promote the Company's' products and services in their stores.

Develop Strategic Relationships

         The Company aims to develop strategic relationships with advertisers and content providers, capitalizing on opportunities to sell value-added products and services to its local subscribers.

Grow Subscriber Base

         The Company intends to grow its subscriber base through a combination of internal and acquisition driven growth. This growth will help to increase the density of the subscriber base on a subscriber-per-POP basis, which should allow the Company to leverage its cost structure, particularly those costs associated with network operations, customer support, back office functions and management overhead. The Company expects its local markets to generate internal subscriber growth primarily by enhancing subscribers' online experience, providing a sense of a national presence while maintaining local community content and developing a consumer recognized regional FullNet brand.

Increase Rural Area Market Share

         The Company believes that rural areas of Oklahoma and surrounding states are underserved by ISPs, and that significant, profitable growth can be achieved by entering such markets and providing reliable Internet connectivity at a reasonable cost to the residents and businesses located in such areas. The Company believes it can obtain a significant ISP and B2B market share in Oklahoma. To that end, the Company, through its wholly owned subsidiary, FullTel, became a licensed CLEC in the state of Oklahoma and intends to pursue such licensing in neighboring states. As a CLEC in any particular state, FullTel will be able to offer local telephone numbers for Internet access.

Cross-Sell Value Added Services

         The Company intends to capitalize on its existing customer base and future customers by aggressively cross selling its value-added services through a referral system that has every local retail ISP sales representative referring B2B customers to the FullSolutions division. The Company is committed to offering its customers reliable value-added network services necessary to address their Internet, communications and network management requirements. Based on the Company's existing network infrastructure and expertise, it is able to offer these services continuously, reliably and on a cost-effective basis.

Enhance Subscribers' Online Experience

         FullNet intends to maintain its high subscriber retention rates and add new subscribers by enhancing its services in the following ways:

     o Ease of Use - The Company intends to develop and implement a common, easy to use CD ROM based software package that automatically configures all of the individual Internet access programs after a one time entry by the user of a few required fields of information such as, name, user name and password.

     o Local Content - Source local, customized, community specific content, such as weather, traffic, crop reports, business club meetings and high school and college sports information, through national providers of local content or partnerships with businesses and organizations in the subscribers' local communities.

     o New Products and Services - Offer subscribers new products and services, such as Internet telephony or audio and visual streaming, as the technologies supporting these products and services become standardized, stable and profitable.

     o Co-marketing Opportunities - Develop affinity based marketing programs to offer products and services, such as calling cards and long distance telephone service, to the Company's subscribers in exchange for fee based revenues.

Network Solutions

Provide a Broad Array of Network Solutions and Communications Services

         Based on the Company's belief that a growing number of businesses and consumers will demand that one company provide all of their communications needs, the Company plans to continue to add products and services to its portfolio.

         The fragmentation among Internet, intranet/extranet and other corporate internal network service providers has resulted in users often faced with an overwhelming array of providers and services from which to choose. Most importantly, because of the pace of change, most companies already have inferior non-integrated services and small business is falling behind rapidly in keeping pace technologically. For example, it is typical for a user to purchase local loop connectivity from a RBOC or a CLEC, to purchase Internet or other wide area network connectivity from a separate Internet or other network service provider, and to purchase network services, like remote management, systems integration and network security, from one or more other companies.

         The Company believes a total B2B integrated Internet, intranet, and internal network service provider model is evolving towards providers who are capable of providing a comprehensive solution by bundling several or all of these functions efficiently, reliably and on a cost effective basis. As the Company believes that it is the only ICP based in Oklahoma, it hopes to become the preferred provider of network solutions statewide.

Effect Geographical Expansion

         The Company's strategic plan for its network solutions business includes the geographic expansion of its integrated communications and network solutions to businesses, educational institutions, non-profit organizations and government throughout Oklahoma. This will be accomplished by having the internal and external ISP sales force refer B2B network and broadband solutions to the regional sales manager in Oklahoma City or Tulsa so that the Company can provide turnkey solutions to that local customer. The Company currently has over 50 business network solution clients and believes this business will expand rapidly in the future as the Company's total solutions ability is offered in every community where the Company has retail ISP customers, whether through its dealers or its corporate sales representative. Management believes this market is underserved in Oklahoma.

Business Units

         The Company has built a portfolio of products, services and skill sets to develop and deliver comprehensive Internet communications solutions to both business and residential customers. These products and services are organized under two divisions: Internet Access Services and Network Solutions. Internet Access Services includes local dial-up and dedicated Internet connectivity as well as Internet telephony, while Network Solutions includes the design, implementation and administration of enterprise network solutions, Web page design and hosting, server co-location, e-commerce and, in the near future, Internet domain name registration.

Internet Access Services

         The Company's core business is the sale of Internet access services to individual and small business subscribers located in Oklahoma. Through FullNet, the Company provides its customers with a variety of dial-up and dedicated connectivity, as well as direct access to a wide range of Internet applications and resources, including electronic mail and Internet telephony. FullNet's full range of services include:

     o Private label retail and business direct dial-up connectivity to the Internet
     o    Secure  private  networks  through the  Company's  backbone  network
     o    Internet telephony services

         The Company's branded and private label Internet access services are provided through a statewide network with POPs in 23 communities throughout the state of Oklahoma. POPs are local telephone numbers through which subscribers can access the Internet. The Company's business services consist of high speed Internet access services and other services that enable wholesale customers to outsource their Internet and electronic commerce activities. The Company had approximately 1,300 subscribers at December 31, 1999. Additionally, FullNet sells Internet access to other ISPs, which then resell Internet access to their own customers under their private label or under the "FullNet" brand name.

         The Company intends to expand its subscriber base through a marketing campaign and through acquisitions. The Company is focusing its acquisition efforts on companies with forward-looking sales and marketing, high-quality customer service and a solid local market dominance. Since December 31, 1999, the Company has completed three separate acquisitions of ISP companies, operating in, respectively, Tahlequah, Oklahoma, Bartlesville, Oklahoma and Enid, Oklahoma. See Item 1. Description of Business - Recent Events". Additionally, the Company is expanding its sales and marketing staff in an effort to increase the Company's subscriber base in the markets in which it currently operates.

         Currently, the Company offers the following three types of Internet connections:

     o    Dial-Up Connections

               The simplest connection to the Internet is the dial-up account. This method of service connects the user to the Internet through the use of a modem and standard telephone line. Currently, FullNet users can connect via dial-up at speeds up to 56 Kbps. The Company supports these users through the use of sophisticated modem banks at the POP that send data through a router and out to the Internet. The Company supports the higher speed 56K and ISDN connections with state-of-the-art digital modems. With a dial-up connection, a user can gain access to the Internet for e-mail, WWW, file transfer protocol ("FTP"), news groups, and a variety of other useful applications.

     o    Dedicated Dial-Up Connections

               For the user who needs to be connected immediately to the Internet 100% of the time, the Company offers dedicated dial-up connections. This service basically sets aside one dial-up modem for the customer, guaranteeing that the customer can always get a connection when needed.

     o    Leased Line Connections

               Many businesses and some individuals have a need for more bandwidth to the Internet in order to support an entire network of users or a busy Web site. The Company has the capacity to sell a leased line connection to users. This method of connection gives the user a full-time high-speed (up to 1.5 mbps) connection to the Internet through the POP. The leased line solution comes at greater expense to the user, who must lease a specially dedicated line from its location to the POP. These lines are leased through the telephone companies at a high installation and monthly fee. It is the Company's preference to offer the customer a two-way wireless connection, thus capturing telephone company revenue and saving the customer money.

         Additionally, the Company is in the process of implementing operations as a CLEC, which will enable it to offer a variety of additional Internet access services, including broadband digital subscriber line ("DSL") service, with speeds of 60 to 100 times faster than analog modems. See "Item 1. Description of Business-Business Units-CLEC Operations." DSL is a new technology being deployed by telephone companies and CLECs that permits high speed digital transmission over the existing copper wiring of regular telephone lines. Through FullTel, the Company's CLEC, the Company plans to offer DSL service in 2000, as well as offering local dial-up internet access in each of such communities so served.

         FullTel's DSL services will be targeted to small to medium sized businesses, telecommuter and consumer markets. The "dedicated access feature" of DSL services combined with its high speed and low flat rate pricing are designed to appeal to the large installed base of integrated services digital network ("ISDN") users. Pricing for the service is low relative to traditional dedicated access services, making it attractive to small to medium sized businesses, while at the same time broadening the market to reach small businesses who previously could not justify the expense of dedicated Internet service.

         Pricing is based on the bandwidth of the DSL circuit, and varies depending on the service speed. FullTel intends to provide complete installation services, including all customer equipment necessary to provide the DSL service.

         The Company believes that its business model offers attractive economics. Through the use of current DSL technology, the Company can effectively leverage existing telephone network copper infrastructure to deploy service more quickly and at lower costs than technologies such as cable modems.

         In addition to offering DSL services, the Company intends on deploying wireless data networks for high speed Internet access in approximately 11 cities in Oklahoma during 2000.

         The  Company   believes  that  its  Internet  access  services  provide
         customers with the following benefits:

         Fast and Reliable Internet Access-The Company has implemented a network architecture providing exceptional quality and consistency in Internet services, making the Company the recognized backbone leader in the Oklahoma ISP industry. The Company offers unlimited, unrestricted and reliable Internet access at a low monthly price. A user-to-modem ratio of 8:1 assures access without busy signals. Dial-up access is available for the following modem speeds: 14.4K, 28.8K, 33.6K, K56Flex, 56K V.90, ISDN 64K and ISDN 128K. The Company's dial-up access supports all major platforms and operating systems, including MS Windows, UNIX(R), Mac OS, OS/2 and LINUX. This allows simplified access to all Internet applications, including the WWW, email, news and FTP.

         Cost-Effective Access-The Company offers high quality Internet connectivity and enhanced business services at price points that are generally lower than those charged by other Internet service providers with national coverage. Additionally, the Company offers pre-bundled access services packages under monthly or prepaid plans.

         Superior  Customer   Support-The  Company  provides  superior  customer
         service and support, with customer care and technical personnel available by telephone and on-line.

CLEC Operations

         Through FullTel, the Company's wholly owned subsidiary, the Company is a fully licensed CLEC in the State of Oklahoma. CLECs are new phone companies born out the Telecommunications Act, which requires the ILECs, such as the regional Bell companies, to provide CLECs access to their local facilities, and to compensate CLECs for traffic originated by ILECs and terminated on the CLEC's network. By adding its own telephone switch and infrastructure to the existing telephone network, the Company will be able to offer local services in most of Oklahoma, including local dial-up and DSL for the Internet access services provided by the Company. As a CLEC, the Company may subscribe to and resell all forms of local telephone service in the State of Oklahoma. The Company intends to build its own network infrastructure, which it believes will eliminate its current reliance upon the infrastructures of the ILECs. The Company believes that its CLEC status, combined with the efficiencies inherent in operating its own network, should result in lower overhead costs and a more predictable infrastructure, both of which should be to the benefit of the Company's customers.

         While Internet access is the core focus of growth for the Company, the Company plans to also provide traditional telephone service throughout Oklahoma and contiguous states. The Company intends to seek approval to operate as a CLEC in additional states as it expands into such areas.

         A core piece of the Company's marketing strategy is the "cross pollination" between the Company's Internet activities and FullTel's local dial-up service. By organizing and funding FullTel, the Company expects to gain local dial-up Internet access to approximately 80% of the State of Oklahoma when the Company's telephone switch is installed in its data center. In return, FullTel will gain immediate access to the Company's entire ISP customer base.

         The installation of the FullTel data center telephone switching equipment currently is anticipated to be completed in the third quarter of 2000. Upon completion, FullTel will extend local access telephone numbers to every city in which the Company will market, sell and operate its retail FullNet ISP brand and its B2B network design, connectivity, domain and Web hosting businesses. It is anticipated that initially, FullTel will provide FullNet with local telephone access in 35-40 targeted cities where the Company will either already own ISP operations or have commenced sales and marketing. Also, it is anticipated that by the end of 2000, the Company will have up to 11 cities where it will have installed high-speed bandwidth wireless or DSL delivery technology for its FullNet and FullSolutions divisional sales systems. During 2000, FullTel expects to conclude the planning and development for the delivery of local and long distance telephone service for Oklahoma. It is anticipated that the services will be launched in 2001.

Network Solutions

         Through FullSolutions, a wholly owned subsidiary of the Company, the Company assists clients with the design, implementation and administration of enterprise network solutions, Web hosting, Web page design, dedicated B2B Internet connectivity and e-commerce solutions. FullSolutions offers a broad array of services to assist its customers in operating reliable networks with high integrity. These services include design, activation, network management and optimization, and ongoing support, repair and maintenance. FullSolutions also offers a broad selection of enhanced business services that are focused on the practical needs of businesses to support their Internet operations. Finally, FullSolutions offers technological expertise in groupware, e-mail, networking and database applications.

         FullSolutions provides tailored, value-added IP based network services for enterprises and consumers. To provide these services, FullSolutions utilizes its low/fixed latency, high throughput network, employing its advanced network architecture and the Internet. FullSolutions' service offerings for enterprises include virtual private networks ("VPNs"), remote access and Web design. These services enable enterprises to take advantage of standard Internet tools such as browsers and high performance servers for customized data communications within an enterprise and between an enterprise and its suppliers, partners and customers. These services combine the cost advantages, national access and standard protocols of public networks with the customization, high performance, reliability and security of private networks.

         FullSolutions provides integrated Intranet and Internet network solutions for its clients. Computer networks are continuing to be key to the flow of information within corporations and are mission critical to the Company's customers. The Company is committed to providing the latest up to date training and certifications for its personnel, thus providing its subscribers with assurances of top level expertise. The Company's networking engineers specialize in the development of wide area networks ("WAN"), metropolitan, and local area networks ("LAN"), including network integration of all computer systems platforms.

         Corporate experience includes in-depth working knowledge of various broadband technologies, including T-1 lines and wireless, as well as routing and switching technology, including Lucent Technologies, Cisco Systems, Nortel Networks and Hybrid Networks. Employees have skills in dealing with the design and layout of LAN and WAN environments. In fact, FullSolutions has developed and installed LAN/WAN environments utilizing large-scale deployments of major LAN network operating systems.

         Both directly and through the Company's global reseller network, FullSolutions also offers customers a broad range of affordable Web hosting service plans including Web page design, advanced E-commerce, managed dedicated server, server co-location and dedicated network connectivity solutions. Web hosting is in essence the rental of space on a server that has a continuous connection to the Internet. As part of the Company's Web hosting services, the Company assigns a virtual domain name (www.yourcompany.com) for its customers. Once the domain name is registered, the Company reserves a portion of hard disk space on one of its servers, to which the customer can upload the Web site. The site has its own Web address and can be reached by anyone on the Internet at anytime, or it may be password protected for access by selected persons. Virtual hosting allows companies to assign e-mail addresses with their own domain name.

         FullSolutions operates a separate subsidiary, FullWeb, which is an accredited Internet domain name registrar. On July 8, 1999, the Internet Corporation for Assigned Names and Numbers ("ICANN") announced that FullWeb, formerly Animus, was one of only approximately 50 initial companies from around the world which have been approved to act as registrars for the .com, .net and
 .org Internet domains. The assignment of Internet domain names for a fee will complement the current services offered by the Company and give it an opportunity for tremendous growth in a business that was previously conducted by only one company. FullWeb has not yet received its registrar license and agreement with Network Solutions, Inc., which will enable it to begin offering registration services. FullWeb expects to be able to offer domain name registrations during 2000.

Sales and Marketing

         Although the Company expects that the bulk of its new subscribers will come through acquisition of ISPs, the Company's expanded local sales system is also an integral part of the Company's growth plan. Local sales and marketing will give the Company brand name recognition that will lead to an increase in Company sales.

         The 15 largest metropolitan areas in the United States comprise only 38% of the U.S. population, leaving the majority of the country's population in hundreds of smaller markets as potential subscribers. More specifically, predominantly smaller metropolitan and rural markets may have penetration rates of 22% and lower, versus larger markets with penetration rates of around 40%. In addition, in many cases national providers are a long distance phone call in the Company's markets. Finally, since there is not as much competition in the smaller metropolitan and rural markets, monthly churn rates are lower and word-of-mouth referrals are a significant generator of new subscribers. The Company believes that it has significant opportunities for acquisition and internal sales growth in these market areas.

         The Company focuses on marketing its services to two distinct market segments: enterprises (primarily small and medium size businesses) and consumers. By attracting enterprise customers who use the network primarily during the daytime, and consumer customers who use the network primarily at night, the Company is able to utilize its network infrastructure more cost effectively.

Competition

         The market for Internet connectivity and related services is extremely competitive. The Company anticipates that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of the Internet access market has attracted many new start-ups as well as existing businesses from different industries. The Company believes that a reliable network, knowledgeable salespeople and the quality of technical support currently are the primary competitive factors in its targeted market and that price is usually secondary to these factors.

         The Company's current and prospective competitors include, in addition to other national, regional and local ISPs, long distance and local exchange telecommunications companies, cable television, direct broadcast satellite, wireless communications providers and online service providers. While the Company believes that its network, products and customer service distinguish it from these competitors, most of these competitors have significantly greater market presence, brand recognition, financial, technical and personnel resources than the Company.

ISPs

         According to industry sources, there were over 6,700 ISPs in the United States and Canada in 1998, consisting of national, regional and local providers. The Company's current primary competitors include other ISPs with a significant national presence which focus on business customers, such as UUNet Technologies, Inc., GTE Internetworking (formerly BBN), Concentric Network and DIGEX. While the Company believes that its level of customer service and support and target market focus distinguish it from these competitors, such competitors have greater market share, brand recognition, financial, technical and personnel resources than the Company. The Company also competes with unaffiliated regional and local ISPs in its targeted geographic regions.

Telecommunications Carriers

         The major long distance companies, also known as interexchange carriers, including AT&T, MCI WorldCom, Cable & Wireless/IMCI and Sprint, offer Internet access services and compete with the Company. Reforms in the federal regulation of the telecommunications industry have created greater opportunities for ILECs, including the RBOCs, and other CLECs, to enter the Internet connectivity market. In order to address the Internet connectivity requirements of the business customers of long distance and local carriers, the Company believes that there is a move toward horizontal integration by ILECs and CLECs through acquisitions or joint ventures with, and the wholesale purchase of, connectivity from ISPs. The MCI/WorldCom merger (and the prior WorldCom/MFS/UUNet consolidation), GTE's acquisition of BBN, the acquisition by ICG Communications, Inc. of Netcom, Global Crossing's acquisition of Frontier Corp. (and Frontier's prior acquisition of Global Center) and AT&T's recent purchase of IBM's global communications network are indicative of this trend. Accordingly, the Company expects that it will experience increased competition from the traditional telecommunications carriers. These telecommunications carriers, in addition to their greater network coverage, market presence, financial, technical and personnel resources also have large existing commercial customer bases.

Cable  Companies,   Direct  Broadcast  Satellite  and  Wireless   Communications
Companies

         Many of the major cable companies have announced that they are exploring the possibility of offering Internet connectivity, relying on the viability of cable modems and economical upgrades to their networks. Media One and Time Warner Cablevision, Inc., Tele-Communications, Inc. ("TCI") and At Home Corporation ("@Home") have announced trials to provide Internet cable service to their residential customers in select areas. Cable companies, however, are faced with large-scale upgrades of their existing plant equipment and infrastructure in order to support connections to the Internet backbone via high-speed cable access devices. Additionally, their current subscriber base and market focus is residential, which requires that they partner with business focused providers or undergo massive sales and marketing and network development efforts in order to target the business sector. Several announcements also recently have been made by other alternative service companies approaching the Internet connectivity market with various new fiber broadband delivery to businesses in major cities, wireless, DSL and satellite based service technologies.

         The companies that own these broadband networks could prevent the Company from delivering Internet access through the wire and cable connections that they own. Cable television companies are not currently required to allow ISPs to access their broadband facilities and the availability and terms of ISP access to broadband local telephone company networks are under regulatory review. The Company's ability to compete with telephone and cable television companies that are able to support broadband transmissions, and to provide better Internet services and products, may depend on future regulation to guarantee open access to the broadband networks. However, in January 1999, the FCC declined to take any action to mandate or otherwise regulate access by ISPs to broadband cable facilities at this time. It is unclear whether and to what extent local and state regulatory agencies will take any initiatives to implement this type of regulations, and whether they will be successful in establishing their authority to do so. Similarly, the FCC is considering proposals that could limit the right of ISPs to connect with their customers over broadband local telephone lines. In addition to competing directly in the ISP market, both cable and television facilities operators are also aligning themselves with certain ISPs who would receive preferential or exclusive use of broadband local connections to end users. If high-speed, broadband facilities increasingly become the preferred mode by which customers access the Internet and the Company is unable to gain access to these facilities on reasonable terms, its business, financial condition and results of operations could be materially adversely affected.

Online Service Providers

         The dominant online service providers, including Microsoft Network, America Online, Incorporated and Prodigy, Inc., have all entered the Internet access business by engineering their current proprietary networks to include Internet access capabilities. The Company competes to a lesser extent with these service providers, which currently are primarily focused on the consumer marketplace and offer their own content, including chat rooms, news updates, searchable reference databases, special interest groups and shopping.

         However, America Online's recent announced merger with Time-Warner, its acquisition of Netscape Communications Corporation and related strategic alliance with Sun Microsystems will enable it to offer a broader array of IP-based services and products that could significantly enhance its ability to appeal to the business marketplace and, as a result, compete more directly with the Company. CompuServe has also announced that it will target Internet connectivity for the small to medium sized business market.

         The Company believes that its ability to attract business customers and to market value-added services is a key to its future success. However, there can be no assurance that the Company's competitors will not introduce comparable services or products at similar or more attractive prices in the future or that the Company will not be required to reduce its prices to match competition. Recently, many competitive ISPs have shifted their focus from individual customers to business customers.

         Moreover, there can be no assurance that more of the Company's competitors will not shift their focus to attracting business customers, resulting in even more competition for the Company. There can be no assurance that the Company will be able to offset the effects of any such competition or resulting price reductions. Increased competition could result in erosion of the Company's market share and could have a material adverse effect on its business, financial condition and results of operations.

Government Regulations

         The following summary of regulatory developments and legislation is not complete. It does not describe all present and proposed federal, state, and local regulation and legislation affecting the ISP and telecommunications industries. Existing federal and state regulations are currently subject to judicial proceedings, legislative hearings, and administrative proposals that could change, in varying degrees, the manner in which the Company's businesses operate. The Company cannot predict the outcome of these proceedings or their impact upon the ISP and telecommunications industries or upon the Company's business.

         Both the provision of Internet access service and the provision of underlying telecommunications services are affected by federal, state, local and foreign regulation. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications carriers to the extent that they involve the provision, origination or termination of jurisdictionally interstate or international communications. The state regulatory commissions retain jurisdiction over the same facilities and services to the extent they involve origination or termination of jurisdictionally intrastate communications. In addition, as a result of the passage of the Telecommunications Act, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies of the Telecommunications Act. In particular, state regulatory commissions have substantial oversight over the provision of interconnection and non-discriminatory network access by ILECs. Municipal authorities generally have some jurisdiction over access to rights of way, franchises, zoning and other matters of local concern.

         The Company's Internet operations are not currently subject to direct regulation by the FCC or any other U.S. governmental agency, other than regulations applicable to businesses generally. However, the FCC continues to review its regulatory position on the usage of the basic network and communications facilities by ISPs. Although in an April 1998 Report, the FCC determined that ISPs should not be treated as telecommunications carriers and therefore should not be regulated, it is expected that future ISP regulatory status will continue to be uncertain. Indeed, in that report, the FCC concluded that certain services offered over the Internet, such as phone-to-phone IP telephony, may be functionally indistinguishable from traditional telecommunications service offerings, and their non-regulated status may have to be re-examined.

         Changes in the regulatory structure and environment affecting the Internet access market, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood of competition from RBOC's or other telecommunications companies, could have an adverse effect on the Company's business. Although the FCC has decided not to allow local telephone companies to impose per-minute access charges on ISPs, and that decision has been upheld by the reviewing court, further regulatory and legislative consideration of this issue is likely. In addition, some telephone companies are seeking relief through state regulatory agencies. The imposition of access charges would affect the Company's costs of serving dial-up customers and could have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition to the Company's ISP operations, the Company has recently focused attention on acquiring telecommunications assets and facilities, which is a regulated activity. Fulltel, the Company's wholly owned subsidiary, has received CLEC certification in the State of Oklahoma, and an important part of the Company's growth strategy is obtaining CLEC certification in certain other states. The Telecommunications Act requires CLEC's not to prohibit or unduly restrict resale of their services; to provide dialing parity, number portability, and nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listings; to afford access to poles, ducts, conduits, and rights-of-way; and to establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic. In addition to federal regulation of CLEC's, the states also impose regulatory obligations upon CLEC's. While these obligations vary from state to state, most states require CLEC's to file a tariff for their services and charges; require CLEC's to charge just and reasonable rates for their services, and not to discriminate among similarly-situated customers; to file periodic reports and pay certain fees; and to comply with certain services standards and consumer protection laws. As a provider of domestic basic telecommunications services, particularly competitive local exchange services, the Company could become subject to further regulation by the FCC and/or another regulatory agency, including state and local entities.

         The Telecommunications Act has caused fundamental changes in the markets for local exchange services. In particular, the Telecommunications Act and the FCC rules issued pursuant to it mandate competition in local markets and require that ILEC's interconnect with CLEC's. Under the provisions of the Telecommunications Act, the FCC and state public utility commissions share jurisdiction over the implementation of local competition: the FCC was required to promulgate general rules and the state commissions were required to arbitrate and approve individual interconnection agreements. The courts have generally upheld the FCC in its promulgation of rules, including a January 25, 1999 U.S. Supreme Court ruling which determined that the FCC has jurisdiction to promulgate national rules in pricing for interconnection.

         An important issue for CLEC's is the right to receive reciprocal compensation for the transport and termination of Internet traffic. The Company believes that, under the Telecommunications Act, CLEC's are entitled to receive reciprocal compensation from ILEC's. However, some ILEC's have disputed payment of reciprocal compensation for Internet traffic, arguing that ISP traffic is not local traffic. Most states have required ILEC's to pay CLEC's reciprocal compensation. However, in October 1998, the FCC determined that dedicated DSL service is an interstate service and properly tariffed at the interstate level. In February 1999, the FCC concluded that at least a substantial portion of dial-up ISP traffic is jurisdictionally interstate. The FCC also concluded that its jurisdictional decision does not alter the exemption from access charges currently enjoyed by ISPs. The FCC established a proceeding to consider an appropriate compensation mechanism for interstate Internet traffic. Pending the adoption of that mechanism, the FCC saw no reason to interfere with existing interconnection agreements and reciprocal compensation arrangements. The FCC order has been appealed. In addition, there is a risk that state public utility commissions that have previously considered this issue and ordered the payment of reciprocal compensation by the ILEC's to the CLEC's may be asked by the ILEC's to revisit their determinations, or may revisit their determinations on their own motion. To date, at least one ILEC has filed suit seeking a refund from a carrier of reciprocal compensation that the ILEC had paid to that carrier. There can be no assurance that any future court, state regulatory or FCC decision on this matter will favor the Company's position. An unfavorable result may have an adverse impact on the Company's potential future revenues as a CLEC.

         As the Company becomes a competitor in local exchange markets, it will become subject to state requirements regarding provision of intrastate services. This may include the filing of tarriffs containing rates and conditions. As a new entrant, without market power, the Company expects to face a relatively flexible regulatory environment. Nevertheless, it is possible that some states could require the Company to obtain the approval of the public utilities commission for the issuance of debt or equity or other transactions which would result in a lien on its property used to provide intrastate services.

Risk Factors

         This Annual Report includes "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that its plans, intentions and expectations reflected in such forward looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's forward looking statements are set forth below and elsewhere in this Annual Report. All forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below.

         Limited Operating History. The Company has a relatively limited operating history upon which an evaluation of the Company's prospects can be made. Consequently, the likelihood of success of the Company must be considered in view of all of the risks, expenses and delays inherent in the establishment and growth of a new business including, but not limited to, expenses, complications and delays which cannot be foreseen when a business is commenced, initiation of marketing activities, the uncertainty of market acceptance of new services, intense competition from larger more established competitors and other factors. The Company's ability to achieve profitability and growth will depend on successful development and commercialization of its current and proposed services. No assurance can be given that the Company will be able to introduce its proposed services or market its services on a commercially successful basis.

         Necessity of Additional Financing. In order for the Company to have any opportunity for significant commercial success and profitability, it must successfully obtain additional financing, either through borrowings, additional private placements or an initial public offering, or some combination thereof. Although the Company is actively pursuing a variety of funding sources, there can be no assurance that it will be successful in such pursuit.

         Limited Marketing Experience. The Company has limited experience in developing and commercializing new services based on innovative technologies, and there is limited information available concerning the potential performance of its hardware or market acceptance of its proposed services. There can be no assurance that unanticipated expenses, problems or technical difficulties will not occur which would result in material delays in product commercialization or that the Company's efforts will result in successful product commercialization.

         Uncertainty of Products/Services Development. Although considerable time and financial resources were expended in the development of the Company's services and products, there can be absolutely no assurance that problems will not develop which would have a material adverse effect on the Company. The Company will be required to commit considerable time, effort and resources to finalize such development and adapt its products/services to satisfy specific requirements of potential customers. Continued system refinement, enhancement and development efforts are subject to all of the risks inherent in the development of new products/services and technologies, including unanticipated delays, expenses, technical problems or difficulties, as well as the possible insufficiency of funds to satisfactorily complete development, which could result in abandonment or substantial change in commercialization. There can be no assurance that development efforts will be successfully completed on a timely basis, or at all, that the Company will be able to successfully adapt its hardware and/or software to satisfy specific requirements of potential customers, or that unanticipated events will not occur which would result in increased costs or material delays in development or commercialization. In addition, technologies as complex as those planned to be incorporated into the Company's products/services may contain errors which become apparent subsequent to commercial use. Remedying such errors could delay the Company's plans and cause it to incur substantial additional costs.

         New Concept; Uncertainty of Market Acceptance and Commercialization Strategy. The Company's proposed entry into IP telephony represent a new business concept. As is typical in the case of a new business concept, demand and market acceptance for a newly introduced product/service is subject to a high level of uncertainty. Achieving market acceptance for this new concept will require significant efforts and expenditures by the Company to create awareness and demand by consumers. The Company's marketing strategy and preliminary and future marketing plans may be unsuccessful and are subject to change as a result of a number of factors, including progress or delays in the Company's marketing efforts, changes in market conditions (including the emergence of potentially significant related market segments for applications of the Company's technology), the nature of possible license and distribution arrangements which may or may not become available to it in the future and economic, regulatory and competitive factors. There can be no assurance that the Company's strategy will result in successful product commercialization or that the Company's efforts will result in initial or continued market acceptance for the Company's proposed products.

         Competition; Technological Obsolescence. The markets that the Company intends to enter are characterized by intense competition and an increasing number of potential new market entrants who have developed or are developing potentially competitive products and/or services. The Company will face competition from numerous sources, certain of which may have substantially greater financial, technical, marketing, distribution, personnel and other resources than the Company, permitting such companies to implement extensive marketing campaigns, both generally and in response to efforts by additional competitors to enter into new markets and market new products and services. In addition, the markets for the Company's proposed products/services are characterized by rapidly changing technology and evolving industry standards which could result in product obsolescence or short product life cycles. Accordingly, the ability of the Company to compete will be dependent upon the Company's ability to complete development and introduce its product and/or services into the marketplace in a timely manner, to continually enhance and improve its software and to successfully develop and market new products. There can be no assurance that the Company will be able to compete successfully, that competitors will not develop technologies or products that render the Company's products and/or services obsolete or less marketable or that the Company will be able to successfully enhance its products or develop new products and/or services.

         Risks Relating to the Internet. Use of the Internet by consumers is in a relatively early state, and market acceptance of the Internet as a medium for telephone service is subject to uncertainty. The rapid growth of global commerce and the exchange of information on the Internet and other online networks is relatively new and still evolving, making it difficult to predict whether the Internet will prove to be a viable commercial marketplace generally. The Company believes that its future success will depend on its ability to significantly increase revenues, which, in turn, will be materially dependent upon the development and widespread acceptance of the Internet and online services as a medium for telephone service. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as reliable network backbones, or complementary services, such as high-speed modems and security procedures. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by sustained growth. In addition, the viability of the Internet may prove uncertain due to delays in the development and adoption of new standards and protocols, the inability to handle increased levels of Internet activity or due to increased government regulation. If use of the Internet does not continue to grow, or if the necessary Internet infrastructure or complementary services are not developed to effectively support growth that may occur, the Company's business, results of operations and financial condition would be materially adversely affected.

         Potential Government regulations. The Company is subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the Telecommunications Act, the interpretation of CLEC interconnection agreements in general and the Company's interconnection agreements in particular. In some cases, the Company may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to agreements to which the Company is a party. The results of any of these proceedings could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

         Dependence on Key Personnel. The success of the Company depends in large part upon the continued successful performance of its current executive officers and key employees, Messrs. Timothy J. Kilkenny, Travis Lane, Wallace L. Walcher, Roger Laubhan, Jason Ayers and Keith Frye, for the continued research, development, marketing and operation of the Company. Although the Company has employed, and will employ in the future, additional qualified employees as well as retaining consultants having significant experience, if Messrs. Kilkenny, Lane, Walcher, Laubhan, Ayers or Frye fail to perform any of their duties for any reason whatsoever, the ability the Company to market, operate and support its products/services will be adversely affected. While the Company is located in areas where the available pool of people is substantial, there is also significant competition for qualified personnel.

         Limited Public Market. During the month of February 2000, trading of the Company's common stock began trading on the OTC Bulletin Board under the symbol FULO. When a stock begins to trade on the OTC Bulletin Board, it initially has a single market maker. Although many stocks have several market makers, while the Company's common stock trades on the OTC Bulletin Board, there can be no assurance as to whether additional market makers will quote the common stock. Hence, there can be no assurance that stockholders will be able to sell their shares should they desire to do so. Any market for the common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the price may be volatile.

         No Payment of Dividends on Common Stock. The Company has not paid any dividends on its common stock. For the foreseeable future, the Company anticipates that all earnings, if any, that may be generated from the Company's operations will be used to finance the growth of the Company and that cash dividends will not be paid to holders of the common stock.

         Penny Stock Regulation. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse), must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that is or becomes subject to the penny stock rules. If the Company's securities are or become subject to the penny stock rules, the Company's stockholders may find it more difficult to sell their shares.

Customers

         In 1999, no customer represented in excess of 10% of the Company's gross revenues.

Employees

         As of December 31, 1999, the Company had 15 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be good. The Company also engages consultants from time to time with respect to various aspects of its business.

Item 2.  Description of Property

         The Company currently is headquartered in facilities consisting of approximately 2,500 square feet in Oklahoma City which is leased on a month-to-month basis. The Company has negotiated a ten year lease agreement for approximately 13,600 square feet in another facility in Oklahoma City which will become the principal executive offices of the Company. The lease agreement provides for monthly payments starting at approximately $3,300 per month commencing in January 2000 and increasing to approximately $14,200 per month in the tenth year of the lease agreement. Completion of the new space is expected by the end of the second quarter 2000.

         The Company also leases space in a number of private facilities in which the Company's equipment is housed. The monthly lease payments for such private facilities are approximately $685.

Item 3.  Legal Proceedings

         The Company is not currently engaged in any material legal proceedings. It is, however, subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the Telecommunications Act, the interpretation of CLEC interconnection agreements in general and the Company's interconnection agreements in particular. In some cases, the Company may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to agreements to which the Company is a party. The results of any of these proceedings could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

         In March 1999, the Company entered into a financial advisory services agreement with a financial advisory firm, pursuant to which the Company's common stock and stock options were to be issued to such entity as partial compensation for services to be performed by the financial advisor. The agreement was the subject of a dispute between the Company and the financial advisor. This dispute, which was never the subject of a pending legal proceeding, was resolved in December 1999 through a settlement agreement that provides for (i) the issuance of 104,320 shares of the Company's common stock to the financial advisory firm, (ii) the granting of options to the financial advisory firm for the purchase of an aggregate of 34,830 shares of the Company's common stock at an exercise price of $1.00 per share, and (iii) the granting of additional options to such firm to purchase an aggregate 57,375 shares of the Company's common stock at an exercise price of $1.25 per share, which become exercisable on October 7, 2000 and expire on December 29, 2002. Subsequent to the execution of the settlement agreement, the financial advisory firm exercised its option to purchase 34,830 shares of the Company's common stock at an aggregate exercise price of $34,830.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         As of December 31, 1999, there was no public trading market for the Company's common stock. On February 9, 2000, the Company's common stock began trading on the OTC Bulletin Board under the ticker symbol FULO.

Number of stockholders

         The number of beneficial holders of record of the common stock of the Company as of the close of business on March 10, 2000 was approximately 100.

Dividend Policy

         To date, the Company has declared no cash dividends on its common stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operations and the continued expansion of its business.

Recent Sales of Unregistered Securities

         During February 1999, the Company issued convertible notes payable totaling $50,000 to two accredited investors. During April 1999, these notes were converted into 71,428 shares of common stock pursuant to the terms of the note agreement. The issuance of the shares was effected pursuant to Section 4(2) of the Securities Act.

         In April 1999, the Company completed an offering of its common stock effected pursuant to Rule 504 of Regulation D of the Securities Act. Pursuant to the 504 offering, 648,500 shares of common stock were sold for aggregate gross proceeds of $648,500. Net proceeds were approximately $494,000, after payment of placement fees and commissions totaling $64,850 and other offering expenses. Subsequent to the offering, the Company determined that it and/or others may have inadvertently failed to comply with certain exemptive and/or broker-dealer registration requirements in certain of the states in which the common stock was sold. Consequently, in July 1999, the Company extended rescission offers to certain of its stockholders who acquired Common Stock in the 504 offering and who were residents of Florida and Oklahoma. As a result of the rescission offer, the Company repurchased 11,000 shares for an aggregate repurchase price of $11,000 plus interest.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in Part II, Item 7 of this Annual Report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the risk factors that could cause actual results to differ materially from the forward-looking statements, see "Risk Factors" in
Item 1 of this Annual Report and the Company's other periodic reports and documents filed with the Securities and Exchange Commission.

         The following discussion of the results of operations and financial condition of FullNet Communications, Inc. and its consolidated subsidiaries (the "Company") should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.

Year Ended December 31, 1999 vs. Year Ended December 31, 1998

Revenues

         Access service revenues increased $130,000 from $400,000 for the year ended December 31, 1998 to $530,000 for the year ended December 31, 1999. This increase was due to an increase in the number of dial-up customers of the Company and of the Company's ISP resellers.

         Network solutions and other revenues decreased $10,000 from $602,000 for the year ended December 31, 1998 to $592,000 for the year ended December 31, 1999. The Company historically has not actively marketed its network solutions sales, and has typically made such sales only to its existing customer base.

Operating Costs and Expenses

         Cost of access service revenues increased $24,000 from $174,000 for the year ended December 31, 1998 to $198,000 for the year ended December 31, 1999, due to the increase in the number of dial-up customers of the Company and of the Company's resellers. Costs did not increase commensurate with revenues due to lower negotiated contract rates for the Company's backbone expense.

         Cost of network solutions and other revenues increased $31,000 from $217,000 for the year ended December 31, 1998 to $248,000 for the year ended December 31, 1999, due to an increase in equipment cost of sales of $23,000 over the prior year.

         Selling, general and administrative expenses increased $369,000 from $635,000 for the year ended December 31, 1998 to $1,004,000 for the year ended December 31, 1999. The increase was comprised of an increase in payroll costs of $181,000 related to a June 1999 stock grant approved by the Board of Directors and approximately $57,000 related to the hiring of additional personnel, as well as $35,000 of financial advisory service fees incurred pursuant to an agreement entered into by the Company with an investment banker in September 1999 and an increase in accounting, consulting and legal fees of $75,000 in 1999 over 1998.

         Depreciation and amortization expense increased $39,000 from $106,000 for the year ended December 31, 1998 to $145,000 for the year ended December 31, 1999. This increase was attributable to less than a full year of goodwill amortization in 1998 relating to the purchase of Animus (now FullWeb) in March 1998 and a change in estimated lives of goodwill and intangible assets effective October 1, 1999, which resulted in $43,000 more expense in 1999 than in 1998.

Other Expense

         Other expense increased $59,000 from $8,000 for the year ended December 31, 1998 to $67,000 for the year ended December 31, 1999. This increase was attributable to start up costs of $67,000 incurred related to the Company's CLEC operations.

Liquidity and Capital Resources

         The Company used $243,000 and $31,000 of cash for operating activities for the years ended December 31, 1999 and 1998, respectively, as a result of a net loss for the periods. As of December 31, 1999, the Company had $13,000 in cash and $277,000 in current liabilities, including $75,000 of deferred revenues that will not require settlement in cash. Capital expenditures relating primarily to the purchase of computer equipment amounted to $13,000 and $30,000 for the years ended December 31,1999 and 1998, respectively. In addition, the Company acquired FullWeb in March 1998 for $175,000 cash and issuance of $175,000 in notes payable. The notes payable were repaid in 1999.

         Net cash provided by financing activities was $268,000 and $237,000 for years ended December 31, 1999 and 1998, respectively. The cash provided in 1999 was due primarily to the sale of equity securities pursuant to Rule 504 of Regulation D of the Securities Act. In the second quarter of 1999, the Company received net proceeds of $483,000 from the 504 offering. Of these proceeds, $175,000 was used to repay two debt obligations of the Company. During the first quarter 1999, the Company also received $50,000 in proceeds from bridge financing for working capital. This bridge financing was converted to 71,428 shares of common stock in the second quarter 1999. Net cash provided in 1998 is comprised of proceeds of $353,000 obtained through the issuance of term notes payable.

         The planned expansion of the Company's business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. The Company's principal capital expenditure requirements will include:

     o    the completion of the Company's Network Operations Center
     o the purchase and installation of telephone switches in Oklahoma, Arkansas and Kansas
     o    purchase  and   installation  of  wireless  and  DSL  Internet  access
          equipment
     o    mergers and acquisitions
     o further development of operations support systems and other automated back office systems
     o    domain name registration startup costs

         The Company expects to make capital outlays of between $3 million and $4 million during 2000 in order to continue activities called for in its current business plan and to fund expected operating losses. As the Company's cost of developing new networks and services, funding other strategic initiatives and operating its business will depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by the Company, regulatory changes, and actions taken by competitors in response to the Company's strategic initiatives), it is almost certain that actual costs and revenues will vary from expected amounts, very likely to a material degree, and that such variations are likely to affect the Company's future capital requirements. Current cash balances will not be sufficient to fund the Company's current business plan beyond the next year. As a consequence, the Company intends to seek additional debt and/or equity financing to fund the Company's liquidity. There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.

         In the event that the Company is unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the Company will be required to delay the development of its network or take other actions. This could have a material adverse effect on the Company's business, operating results and financial condition and its ability to achieve sufficient cash flow to service debt requirements.

         The ability of the Company to fund the capital expenditures and other costs contemplated by its business plan and to make scheduled payments with respect to bank borrowings will depend upon, among other things, its ability to seek and obtain additional financing within the next year. Capital will be needed in order to implement its business plan, deploy its network, expand its operations and obtain and retain a significant number of customers in its target markets. Each of these factors is, to a large extent, subject to economic, financial, competitive, political, regulatory and other factors, many of which are beyond the Company's control.

         No assurance can be given that the Company will be successful in developing and maintaining a level of cash flow from operations sufficient to permit it to pay the principal of, and interest and any other payments on, outstanding indebtedness. If the Company is unable to generate sufficient cash flow from operations to service its indebtedness, it may have to modify its growth plans, limit its capital expenditures, restructure or refinance its indebtedness or seek additional capital or liquidate its assets. There can be no assurance (i) that any of these strategies could be effected on satisfactory terms, if at all, or (ii) that any such strategy would yield sufficient proceeds to service the Company's debt or otherwise adequately fund operations.

Certain Accounting Matters

         In July 1998, the Financial Accounting Standards Board issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and is effective for 2001. The Company will adopt SFAS No. 133 by the required effective date. The Company has not determined the impact on its financial statements from adopting the new standard.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition ("SAB No. 101"). SAB No. 101 provides guidance on recognition, presentation, and disclosure of revenue in financial statements. The Company believes that it currently complies with SAB No. 101.

Other Matters

Employee Stock Grant

         Pursuant to a stock bonus approved by the Board of Directors and granted in June 1999, Roger S. Laubhan and Jason C. Ayers, officers of the Company, and two other employees were granted 181,055 shares of common stock equal to 3%, 1%, 2% and 1%, respectively, of the fully diluted common shares outstanding at such date. Such shares were not issued until January 2000. The Company recognized $181,055 as compensation expense in 1999 relating to the grant of common stock to these employees.

Financial Advisory Services Agreements

         The Company has entered into two separate agreements with an investment banker ("Investment Banker") for investment banking and financing services. A summary of the details of these two agreements follows.

         The first agreement is for financing services and has a one-year term commencing September 1, 1999. If the Investment Banker completes a private placement for the Company, it will receive 8.5% of the dollar value of the transaction. If the Investment Banker closes a debt financing for the Company, it will receive a 5% transaction fee. As of December 31, 1999, no such transactions had been completed.

         The second agreement is for financial advisory and merger/acquisition services and also has a one-year term commencing September 1, 1999. The fee for the advisory services is $5,000 per month plus expenses and 100,000 shares of common stock. Additionally, this agreement calls for merger/acquisition services. The cost for this service is $2,500 per month plus expenses and a scaled percentage of any completed acquisition. No such mergers/acquisitions had occurred as of December 31, 1999.

Year 2000 Issue

         Prior to entering the year 2000, or Y2K, the Company developed plans for implementing, testing and completing any necessary modifications to its key computer systems and equipment with embedded chips to ensure that they were Y2K compliant. Subsequent to entering the year 2000, the Company has tested its key computer systems and to date, it has not encountered any material Y2K related disruptions or failures of its systems or services, nor has it been notified of any disruptions or failures in the systems of any of its third parties with whom it deals. There is an ongoing risk that Y2K related problems could still occur and the Company will continue to evaluate these risks. However, the Company believes that the Y2K issue will not pose any significant operational problems for it.

Item 7.  Financial Statements

The consolidated financial statements of the Company are incorporated by reference from pages F-1 through F-21 of the attached Appendix, and include the following:

         Consolidated Financial Statements of FullNet Communications, Inc.

               (1)  Reports of Independent Auditors
               (2)  Consolidated Balance Sheets as of December 31, 1999 and 1998
               (3) Consolidated Statements of Operations for Years Ended December 31, 1999 and 1998
               (4) Consolidated Statements of Stockholders' Deficit for Years Ended December 31, 1999 and 1998
               (5) Consolidated Statements of Cash Flows for Years Ended December 31, 1999 and 1998
               (6) Notes to Consolidated Financial Statements for Years Ended December 31, 1999 and 1998

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         On October 29, 1999, the Registrant's Board of directors engaged the accounting firm of Grant Thornton LLP as its independent certifying accountants for Registrant's fiscal year ending December 31, 1999 to replace the accounting firm of Cross & Robinson, who was dismissed on October 25, 1999. Cross & Robinson's reports on the financial statements of the Registrant for the past two fiscal years ended December 31, 1998 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. There have been no disagreements with Cross & Robinson on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-B.


                                    PART III.

Item 9.  Directors,   Executive   Officers,   Promoters  and   control  Persons,
         Compliance With Section 16(a) of the Exchange Act

         The information required will be contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 10. Executive Compensation

         The information required will be contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The information required will be contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

         The information required will be contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

(a)     The following documents are filed as part of this report:

       (1) Financial Statements are attached hereto as Appendix A and included herein on pages F-1 through F-21:

       (2) The exhibits set forth on the following Exhibit Index are filed with this Report or are incorporated by reference as set forth therein.

Exhibit
Number                          Exhibit                                     Page
-------                         -------                                     ----

  3.1     Certificate of  Incorporation,  as amended (filed as Exhibit
          2.1 to the Company's  Registration  Statement on Form 10-SB,
          file   number   000-27031   and   incorporated   herein   by
          reference).....................................................    #

  3.2     Bylaws (filed as Exhibit 2.2 to the  Company's  Registration
          Statement  on  Form  10-SB,   file  number   000-27031   and
          incorporated herein by reference)..............................    #

* 4.1     Specimen     Certificate    of    the    Company's    Common
          Stock..........................................................    53

  4.2 See the Company's Certificate of Correction to the Amended Certificate of Incorporation and the Ninth Section of the
          Certificate of Incorporation and Articles II and V of the Company's Bylaws (filed as Exhibits 2.1 and 2.2 to the Company's Registration Statement on Form 10-SB, file number
          000-27031 and incorporated herein by reference)................    #

*10.1     Financial  Advisory  Services  Agreement between the Company and National  Securities  Corporation,  dated  September 17,
          1999...........................................................    55

*10.2     Lease   Agreement   between   the   Company  and  BOK  Plaza
          Associates, LLC, dated December 2, 1999........................    64

 10.3     Interconnection    agreement    between    Registrant    and
          Southwestern Bell dated March 19, 1999 (filed as Exhibit 6.1 to the Company's  Registration Statement on Form 10-SB, file
          number 000-27031 and incorporated herein by reference).........    #

 10.4 Stock Purchase Agreement between the Company and Animus Communications, Inc. (filed as Exhibit 6.2 to the Company's Registration Statement on Form 10-SB, file number 000-27031
          and incorporated herein by reference)..........................    #

 16.1     Letter on change in certifying  accountant (filed as Exhibit
          16.1 to the  Company's  Form 8-K dated  November 1, 1999 and
          incorporated herein by reference)..............................    #

*21.1     Subsidiaries of the Company....................................    86

*27.1     Financial Data Schedule........................................    87

     _____________________________

     #  Incorporated by reference.
     *  Filed herewith.

(b)      Reports on Form 8-K

         A report on Form 8-K was filed by the Company on November 1, 1999, reporting under "Item 4 - Change in Registrant's Certifying Accountant" the Company's change in certified public accountant.

         A report on Form 8-K was filed by the Company on December 1, 1999, reporting under "Item 5 - Other Events a letter that was mailed to all shareholders regarding the quarterly report for the period ending September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REGISTRANT:
                                  FULLNET COMMUNICATIONS, INC.


Date:  March 28, 2000             By: /s/ TIMOTHY J. KILKENNY
                                      -----------------------------------------
                                          Timothy J. Kilkenny
                                          President and Chief Executive Officer



Date:  March 28, 2000             By: /s/ TRAVIS LANE
                                      -----------------------------------------
                                          Travis Lane
                                          Vice President, Chief Financial and
                                          Accounting Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 28, 2000             By: /s/ TIMOTHY J. KILKENNY
                                      -----------------------------------------
                                          Timothy J. Kilkenny,
                                          Chairman of the Board and Director



Date:  March 28, 2000             By: /s/ LAURA L. KILKENNY
                                      -----------------------------------------
                                          Laura L. Kilkenny, Director

                                   APPENDIX A








                        Consolidated Financial Statements

                  FullNet Communications, Inc. and Subsidiaries

                     Years ended December 31, 1999 and 1998
                       with Report of Independent Auditors

                      [THIS PAGE LEFT BLANK INTENTIONALLY]

                          FullNet Communications, Inc.

                        Consolidated Financial Statements

                     Years ended December 31, 1999 and 1998




                                    Contents

Report of Independent Certified Public Accountants...........................F-1
Independent Auditor's Report.................................................F-2

Consolidated Financial Statements

Consolidated Balance Sheet...................................................F-3
Consolidated Statements of Operations........................................F-4
Consolidated Statements of Stockholders' Deficit.............................F-5
Consolidated Statements of Cash Flows........................................F-6
Notes to Consolidated Financial Statements...................................F-8

Report of Independent Certified Public Accountants


Board of Directors
FullNet Communications, Inc.

We have audited the accompanying consolidated balance sheet of FullNet Communications, Inc. (an Oklahoma corporation) and Subsidiaries, as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FullNet Communications, Inc. and Subsidiaries, as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Oklahoma City, Oklahoma
January 21, 2000 (except for Note N, as to which the date is March 13, 2000)

                          Independent Auditor's Report


Board of Directors
Fullnet Communications, Inc.

         We have audited the accompanying consolidated balance sheet of Fullnet Communications, Inc. and its wholly-owned subsidiaries Animus Communications, Inc. and Fulltel, Inc. (Oklahoma corporations) as of December 31, 1998 and the related consolidated statements of operations, shareholder's deficit and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statement are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FullNet Communications, Inc. and its subsidiaries Animus Communications, Inc. and FullTel, Inc. as of December 31, 1998, and the results of their operations and their cash flow for the year then ended in conformity with generally accepted accounting principles.

                                                  CROSS AND ROBINSON



                                                   /S/ Cross and Robinson
                                                  ----------------------------
                                                  Certified Public Accountants
                                                  Tulsa, Oklahoma


May 21, 1999



                  FullNet Communications, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                                    ASSETS                         1999           1998
                                                               -----------    -----------
CURRENT ASSETS
    Cash                                                       $    12,671    $       198
    Accounts receivable (note E)                                    70,306        105,809
    Prepaid and other current assets                                15,491            337
                                                               -----------    -----------

                  Total current assets                              98,468        106,344

PROPERTY AND EQUIPMENT, net (notes C, E and H)                     117,262        176,999

COST IN EXCESS OF NET ASSETS OF BUSINESSES
    ACQUIRED, net of accumulated amortization of $93,512
    in 1999 and $23,359 in 1998 (note D)                           295,084        367,393

OTHER ASSETS
    Deferred income taxes (note F)                                  17,500         17,500
    Deferred offering costs (note N)                                30,899           --
    Other                                                            5,000           --
                                                               -----------    -----------
                                                                    53,399         17,500
                                                               -----------    -----------

                                                               $   564,213    $   668,236
                                                               ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable - trade                                   $   100,684    $   129,577
    Accrued liabilities                                             42,424          8,797
    Notes payable, current portion (note E)                         58,949          5,424
    Capital lease obligations (note H)                                --            9,039
    Note payable Animus purchase (note J)                             --          122,405
    Cash overdraft                                                    --            8,061
    Deferred revenue                                                74,720         97,379
    Due to related party (note I)                                     --           43,891
                                                               -----------    -----------

                  Total current liabilities                        276,777        424,573

NOTES PAYABLE, less current portion (note E)                       586,922        697,926

CAPITAL LEASE OBLIGATIONS, less current portion (note H)              --            1,153

STOCKHOLDERS' DEFICIT (note G)
    Common stock - $.00001 par value and 10,000,000 shares
       authorized (1999); $1 par value and 50,000 shares
       authorized (1998)                                                21            500
    Common stock issuable, 318,709 shares                          318,709           --
    Additional paid-in capital                                     429,295           --
    Accumulated deficit                                         (1,047,511)      (455,916)
                                                               -----------    -----------
                                                                  (299,486)      (455,416)
                                                               -----------    -----------

                                                               $   564,213    $   668,236
                                                               ===========    ===========



     The accompanying notes are an integral part of these statements.

                  FullNet Communications, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                        1999           1998
                                                    -----------    -----------

REVENUES
    Access service revenues                         $   530,003    $   400,016
    Network solution and other revenues                 591,951        601,771
                                                    -----------    -----------
                                                      1,121,954      1,001,787

OPERATING EXPENSES
    Cost of access service revenues                     198,399        173,951
    Cost of network solution and other revenues         248,415        216,517
    Selling, general, and administrative expenses     1,004,266        643,848
    Depreciation and amortization                       144,670        105,594
                                                    -----------    -----------
                                                      1,595,750      1,139,910
                                                    -----------    -----------
                  Loss from operations                 (473,796)      (138,123)

OTHER INCOME (EXPENSE)
    Interest expense                                    (77,871)       (75,398)
    Other                                               (39,928)         4,387
                                                    -----------    -----------

                  NET LOSS                          $  (591,595)   $  (209,134)
                                                    ===========    ===========

BASIC AND DILUTED LOSS PER COMMON SHARE             $      (.30)   $      (.15)
                                                    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            1,994,548      1,380,000
                                                    ===========    ===========





       The accompanying notes are an integral part of these statements.



                 FullNet Communications, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                     Years ended December 31, 1999 and 1998





                                                           Common stock           Common     Additional
                                                    ------------------------       stock       paid-in    Accumulated
                                                       Shares       Amount       issuable     capital       deficit         Total
                                                    -----------  -----------   -----------  -----------   -----------   -----------
Balance at January 1, 1998                                  500  $       500   $      --    $      --     $  (244,008)  $  (243,508)

Distributions of previous Subchapter S earnings            --           --            --           --          (2,774)       (2,774)

Net loss                                                   --           --            --           --        (209,134)     (209,134)
                                                    -----------  -----------   -----------  -----------   -----------   -----------

Balance at December 31, 1998                                500          500          --           --        (455,916)     (455,416)

Stock split 2,760-for-1, par value reduced from
    $1.00 per share to $.00001 per share (note G)     1,379,500         (486)         --            486          --            --

Common stock issued, net of offering expenses
    (note G)                                            637,500            6          --        483,130          --         483,136

Common stock issuable relating to services per-
    formed for offering, 104,320 shares (note G)           --           --         104,320     (104,320)         --            --

Common stock issuable for employee bonuses,
    181,055 shares (note G)                                --           --         181,055         --            --         181,055

Conversion of debt to equity (note G)                    71,428            1          --         49,999          --          50,000

Common stock issuable in exchange for services,
    33,334 shares (note G)                                 --           --          33,334         --            --          33,334

Net loss                                                   --           --            --           --        (591,595)     (591,595)
                                                    -----------  -----------   -----------  -----------   -----------   -----------

Balance at December 31, 1999                          2,088,928  $        21   $   318,709  $   429,295   $(1,047,511)  $  (299,486)
                                                    ===========  ===========   ===========  ===========   ===========   ===========



         The accompanying notes are an integral part of this statement.



                 FullNet Communications, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                                 1999         1998
                                                               ---------    ---------
Increase (Decrease) in Cash

Cash flows from operating activities
    Net loss                                                   $(591,595)   $(209,134)
    Adjustments to reconcile net loss to net cash used in
       operating activities
           Depreciation and amortization                         144,670      105,594
           Common stock issuable for services                    214,389         --
           Net (increase) decrease in
              Accounts receivable                                 35,503      (56,778)
              Prepaid and other current assets                   (15,154)      18,439
              Other assets                                        (5,000)        --
           Net increase (decrease) in
              Accounts payable - trade                           (28,893)      30,049
              Accrued and other liabilities                       25,566       11,207
              Deferred revenue                                   (22,659)      69,323
                                                               ---------    ---------

                  Net cash used in operating activities         (243,173)     (31,300)

Cash flows from investing activities
    Purchase of property and equipment                           (12,624)     (30,393)
    Acquisition of subsidiary                                       --       (175,000)
                                                               ---------    ---------

                  Net cash used in investing activities          (12,624)    (205,393)

Cash flows from financing activities
    Deferred offering costs                                      (30,899)        --
    Proceeds from borrowings under notes payable                   1,088      352,720
    Payments on borrowings under notes payable                   (58,567)     (60,718)
    Payments on borrowings related to purchase of subsidiary    (122,405)     (37,055)
    Principal payments on capital lease obligations              (10,192)     (18,059)
    Proceeds from borrowings under convertible notes payable      50,000         --
    Payments on notes to related party                           (43,891)        --
    Issuance of stock, net of offering costs                     483,136         --
                                                               ---------    ---------

                  Net cash provided by financing activities      268,270      236,888
                                                               ---------    ---------

                  NET INCREASE IN CASH                            12,473          195

Cash at beginning of year                                            198            3
                                                               ---------    ---------

Cash at end of year                                            $  12,671    $     198
                                                               =========    =========


                 FullNet Communications, Inc. and Subsidiaries

                             Year ended December 31,


                                                   1999        1998
                                                 ---------   ---------

Supplemental cash flow information:
----------------------------------

    Cash paid for interest                       $  78,000   $  75,000
                                                 =========   =========

Noncash investing and financing activities:
------------------------------------------

    Conversion of debt to equity                 $  50,000   $    --
                                                 =========   =========

    Common stock issuable relating to services
       performed for offering                    $ 104,320   $    --
                                                 =========   =========

    Debt issued as investment in subsidiary      $    --     $ 175,000
                                                 =========   =========

    Acquisition of subsidiary fixed assets       $    --     $  28,251
                                                 =========   =========

    Acquired lease obligations of subsidiary     $    --     $ (28,251)
                                                 =========   =========





        The accompanying notes are an integral part of these statements.

                 FullNet Communications, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


NOTE A - ORGANIZATION AND NATURE OF OPERATIONS

    FullNet Communications, Inc. and Subsidiaries (the Company) is a regional integrated communications provider (ICP) offering communications and network solutions to individuals, businesses, organizations, educational institutions, as well as government agencies. Through its four subsidiaries:
    FullNet, Inc. (FullNet), FullTel, Inc. (FullTel), and FullSolutions, Inc. (FullSolutions) and its subsidiary FullWeb, Inc. (FullWeb), the Company provides Internet, telephone, and network solutions designed to meet customer needs. Services include:

     o Dial up and direct high-speed connectivity to the Internet through the FullNet brand name
     o Backbone services to private label Internet services providers (ISP) and businesses
     o Local telephone access (expected to be operational by the end of the year 2000)
     o Network design, activation, management, optimization, and ongoing support and maintenance
     o    Web page design, hosting, co-location and e-commerce solutions
     o Domain name registration (expected to be operational by the end of the second quarter of 2000)

    The Company operates and grants credit, on an uncollateralized basis, to customers in Oklahoma and surrounding states. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across different industries.

    The Company's business plan includes, among other things, expansion of its Internet access services through mergers and acquisitions, the development of its local telephone access services, and development of its domain name registration services. This business plan will require significant capital to fund capital expenditures, working capital needs, debt service and operationg cash flow deficits. To achieve the objectives of this business plan, the Company will be required to seek additional debt and/or equity financing; however, there can be no assurance that the Company will be able to raise additional debt and/or equity financing on satisfactory terms or at all.

    Management believes that, given its cash position and debt structure after the transactions discussed in Note N, operations at the current level can be sustained through the end of 2000. However, if the Company is unable to raise additional debt and/or equity financing on satisfactory terms, it will be required to delay the implementation of its business plan. This could have a material adverse effect on the Company's business, operating results and financial condition and its ability to achieve sufficient cash flow for service debt requirements.



NOTE B - SUMMARY OF ACCOUNTING POLICIES

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

    1.  Consolidation
        -------------

    The consolidated financial statements include the accounts of FullNet Communications, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

    2.  Revenue Recognition
        -------------------

    Access service revenues are recognized on a monthly basis over the life of each contract. Contract periods range from monthly to yearly. Deferred revenues are calculated for those contracts that continue subsequent to the current year end. Network solution revenues are recognized after services are performed.

                 FullNet Communications, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE B - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    3.  Accounts Receivable
        -------------------

    Management considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. Amounts considered to be uncollectible are charged to operations when that determination is made.

    4.  Property and Equipment
        ----------------------

    Property and equipment are stated at cost. Depreciation is computed using the double-declining balance method over the estimated useful lives of the related assets as follows:

            Computers and equipment                      5 years
            Furniture and fixtures                       7 years

    5.  Cost in Excess of Net Assets of Businesses Acquired
        ---------------------------------------------------

    Cost in excess of net assets of businesses acquired is being amortized using the straight-line method over estimated periods to be benefited. Prior to October 1, 1999, the estimated amortization period was fifteen years. Effective October 1, 1999, management changed this estimated remaining useful life to six months for the Tulsa acquisition and to 41 months for the Animus acquisition to more closely reflect the estimated periods benefited (see Note D). The effect of this change for the year ended December 31, 1999 was to increase amortization expense and net loss by approximately $43,000 and to increase basic and diluted loss per share by $.02.

    6.  Long-Lived Assets
        -----------------

     All long-lived assets to be held and used, including cost in excess of net assets of businesses acquired, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses are recognized based upon the estimated fair value of the asset. No such events or changes occurred during the years ended December 31, 1999 or 1998.

    7.  Income Taxes
        ------------
    Prior to April 8, 1999, income taxes on net earnings of FullNet Communications, Inc. were payable personally by the stockholders pursuant to an election as an S corporation under the Internal Revenue Code (IRC). Effective April 8, 1999, the number of stockholders exceeded the allowable number under IRC guidelines, the S election was terminated, and the Company became a C corporation and adopted the liability method of accounting for income taxes. The Company's subsidiaries are C corporations and have followed the liability method of accounting for income taxes for all periods presented.

                 FullNet Communications, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE B - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    7.  Income Taxes - Continued
        ------------------------
    Under the liability method, deferred income taxes are provided on temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements and carryforwards that will result in taxable or deductible amounts in future years. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws. Additionally, the Company provides a valuation allowance on deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    8.  Loss Per Common Share
        ---------------------

    Loss per common share is calculated based on the weighted average number of shares outstanding during the year, including common shares issuable without additional consideration. Basic and diluted loss per share are the same for the years ended December 31, 1999 and 1998 as the effect of outstanding stock options (see Note K) would be antidilutive.

    9.  Employee Stock Options
        ----------------------

    The Company applies the intrinsic method in accounting for its employee stock options. Accordingly, compensation expense is only recognized for grants of options which include an exercise price less than the market price of the stock at the date of the grant.

    10. Advertising
        -----------

    The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. Advertising expense for the years ended December 31, 1999 and 1998 was $30,399 and $42,088, respectively.

    11. Reclassifications
        -----------------

    Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

    12. Use of Estimates
        ----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

                 FullNet Communications, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE C - PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31:

                                     1999       1998
                                    --------   --------

Computers and equipment             $363,370   $350,747
Furniture and fixtures                 5,785      5,785
                                    --------   --------
                                     369,155    356,532
    Less accumulated depreciation    251,893    179,533
                                    --------   --------

                                    $117,262   $176,999
                                    ========   ========

    Depreciation expense for the years ended December 31, 1999 and 1998 was $72,360 and $84,566, respectively.

NOTE D - COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED

    Cost in excess of net assets of businesses acquired consists of the 1997 purchase of certain business operations in Tulsa, Oklahoma (the Tulsa acquisition) and the 1998 purchase of Animus (the Animus acquisition) (see Note J) as follows:


                                                                December 31,
                                                            --------------------
                                                              1999       1998
                                                            ---------  ---------
       Tulsa  acquisition, net of accumulated amortization
       of  $40,355 and $6,998 at December 31, 1999 and
       1998, respectively                                   $  29,645  $  63,002

       Animus acquisition, net of accumulated amortization
       of $53,157 and $16,361 at December 31, 1999 and
       1998, respectively                                     265,439    304,391
                                                            ---------  ---------

                                                            $ 295,084  $ 367,393
                                                            =========  =========

    Amortization expense for the years ended December 31, 1999 and 1998 was $72,310 and $21,028, respectively.

                  FullNet Communications, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE E - NOTES PAYABLE

    Notes payable consist of the following at December 31:

                                                             1999       1998
                                                            --------   --------

       Note   payable   to  bank,   payable   in  monthly
       installments  of  $8,768,  including  interest  at
       9.5%,  matures  September 2008;  collateralized by
       property and equipment,  accounts receivable,  and
       Company common stock owned by the President of the
       Company;   guaranteed  by  the  President  of  the
       Company                                              $564,063   $616,107

       Note   payable   to  bank,   payable   in  monthly
       installments of $444, including interest at 11.5%,
       matures September 2008; collateralized by property
       and  equipment,  accounts  receivable,  and common
       stock  owned  by the  President  of  the  Company;
       guaranteed by the President of the Company             29,826     31,048

       Note   payable   to  bank,   payable   in  monthly
       installments of $798,  including  interest at 11%,
       matures September 2008; collateralized by property
       and  equipment,  accounts  receivable,  and common
       stock  owned  by the  President  of  the  Company;
       guaranteed by the President of the Company             51,982     56,195
                                                            --------   --------
                                                             645,871    703,350
           Less current portion                               58,949      5,424
                                                            --------   --------

                                                            $586,922   $697,926
                                                            ========   ========

    Aggregate future maturities of notes payable are as follows:

              Year ending December 31
                  2000                                       $  58,949
                  2001                                          65,179
                  2002                                          71,865
                  2003                                          79,239
                  2004                                          87,268
                  Thereafter                                   283,371
                                                             ---------
                                                             $ 645,871
                                                             =========

                 FullNet Communications, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE F - INCOME TAXES

    Due to net losses, no provision for income taxes was necessary for 1999 or 1998.

    The Company's effective income tax rate differed from the federal statutory rate of 34% as follows at December 31:

                                               1999         1998
                                             ---------    ---------

Income taxes at federal statutory rate       $(201,142)   $ (71,106)
Change in valuation allowance                  179,335       20,500
Nondeductible expenses                          12,980         --
Exclusion of Subchapter S loss                  48,733       55,917
State income taxes, net of federal benefit     (15,476)      (5,311)
Adjustment of prior year estimates             (24,430)        --
                                             ---------    ---------

            Total tax expense                $    --      $    --
                                             =========    =========

    The components of deferred income tax assets were as follows at December 31:

                                               1999         1998
                                             ---------    ---------

Deferred income tax assets
    Basis difference in intangible assets    $  10,617    $    --
    Deferred revenue                            28,196         --
    Net operating loss                         178,522       38,000
    Valuation allowance                       (199,835)     (20,500)
                                             ---------    ---------

            Net deferred income tax asset    $  17,500    $  17,500
                                             =========    =========

Increase in valuation allowance              $ 179,335    $  20,500
                                             =========    =========

    A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 1999, the Company has a net operating loss carryforward of approximately $473,000 which will expire at various dates through 2019. As such carryforward can only be used to offset future taxable income of the Company, management has provided a partial valuation allowance until it is more likely than not that taxable income will be generated.

                 FullNet Communications, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE G - STOCKHOLDERS' DEFICIT

    On February 15, 1999, the Company's Board of Directors approved an amendment to the Company's certificate of incorporation to increase authorized common shares from 50,000 to 10,000,000 shares and to effect a 2760-for-1 stock split with a reduction in par values from $1.00 to $0.00001. Basic and diluted loss per share amounts have been restated for all periods presented to reflect this stock split.

    During April 1999, the Company raised $483,136 (net of offering expenses of approximately $154,000) in an offering of its common stock exempt from registration requirements of the Securities Act of 1933 (the Securities Act) pursuant to Rule 504 of Regulation D (504d Offering). Under this offering, shares were sold at a price of $1.00 per share. In connection with this 504d Offering, the Company entered into a financial advisory services agreement (the Agreement) with a financial advisory firm, pursuant to which a maximum of 200,000 shares of common stock and 90,000 common stock options were to be issued to such entity as partial compensation for service performed. The Agreement became the subject of a dispute between the Company and the financial advisor; however, during December 1999, in settlement of this dispute, the Company agreed to issue 104,320 shares of common stock and 92,205 stock options to the financial advisory firm. Because the 104,320 shares were issuable for services performed in conjunction with the 504d Offering, an increase in common stock issuable and a corresponding reduction in additional paid-in capital was recorded in the accompanying financial statements based on an estimated fair market value of $1 per share. Additionally, the terms of the stock options were as follows:

                     Exercise
                        price
        Shares      per share          Vesting date         Expiration date
        ------      ---------       -----------------      -----------------

        34,830          $1.00       December 29, 1999      February 15, 2000
        57,375          $1.25       October 7, 2000        December 29, 2002
        ------

        92,205
        ======

    Because these options were issued in connection with the 504d Offering, any value assigned and credited to additional paid-in capital would result in an equal reduction of additional paid-in capital from the 504d Offering, therefore, no accounting recognition has been given to these options.

    During February 1999, the Company issued convertible notes payable to individuals totaling $50,000. During April 1999, these notes were converted into 71,428 shares of common stock pursuant to the note agreements.

    During June 1999, 181,055 shares of common stock were approved for issuance to employees as a bonus. Compensation expense of $181,055 was recorded based on an estimated fair market value of $1 per share.

                 FullNet Communications, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE G - STOCKHOLDERS' DEFICIT - CONTINUED

    OnSeptember 1, 1999, the Company entered into a financial advisory services agreement with an investment banker (see Note L). Pursuant to this advisory agreement, 100,000 shares (estimated fair value of $100,000) are to be issued to this entity as partial compensation for services performed. Such shares have not been issued as of December 31, 1999; however, the earned portion of such shares ($33,334 and 33,334 shares) is recorded in the stockholders' deficit section as common stock issuable.

    At December 31, 1999, 318,708 shares of common stock are issuable without additional consideration.

NOTE H - CAPITAL LEASE OBLIGATIONS

    Due to the purchase of Animus during 1998 (see Note J), certain capital lease obligations were acquired by the Company. Property held under capital leases consists of the following at December 31, 1998:

       Machinery and equipment - computers                           $  28,251
                Less accumulated depreciation                           10,145
                                                                     ---------

                Property and equipment under capital leases, net     $  18,106
                                                                     =========

    Capital lease obligations consist of the following at December 31, 1998:

       Noncancelable equipment lease, payable in monthly
       installments aggregating $6,314, including imputed
       interest at 10%; secured by certain equipment                 $   6,059

       Noncancelable equipment lease, payable in monthly
       installments aggregating $4,836, including imputed
       interest at 22.92%; secured by certain equipment                  4,133
                                                                     ---------
                                                                        10,192
       Less current portion of capital lease obligations                 9,039
                                                                     ---------

                Long-term capital lease obligations, net             $   1,153
                                                                     =========

NOTE I - RELATED PARTY TRANSACTIONS

    The Company had an outstanding obligation of $43,891 at December 31, 1998 to a stockholder for advances made in connection with the Animus acquisition (see Note J).

                 FullNet Communications, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE J - PURCHASE OF ANIMUS

    On March 26, 1998, the Company purchased 100% of the outstanding common stock of Animus Communications, Inc. (now FullWeb), an Oklahoma corporation engaged in the business of providing web hosting services, server co-locations selling computer equipment, and providing configuration and maintenance of the equipment.

    As a result of the purchase of Animus, the stockholders of Animus received cash and a note totaling $350,000. An initial cash payment of $175,000 was paid at closing with the note due over the period of one year without an interest charge. The financial statements reflect an imputed interest rate of 11% on the note balance resulting in a total discounted purchase of $334,460.

    On September 31, 1998, the Company made a payment of $45,825 on the noninterest-bearing note with the balance of $129,175 paid on April 1, 1999. Since the note payable has been discounted, the principal balance at December 31, 1998 is reflected in the financial statements as $122,405. This note was paid off during 1999.

    The consolidated financial statements reflect the excess of the purchase price ($334,460) over the net assets of the company purchased ($15,863) as well as the amount of amortization for the year ended December 31, 1998 ($15,930). Such excess was being amortized using the straight-line method over fifteen years through September 30, 1999 (see Note A).

    The consolidated pro forma results of operations which follow assume that the acquisition had occurred at the beginning of the period presented. The calculations include adjustments for depreciation, amortization, and interest. The pro forma statements may not be indicative of the results that would have occurred if the acquisition had been effective on the date indicated or of the results that may be obtained in the future.

                                                                 1998
                                                              ----------

                Revenues                                      $1,079,480
                                                              ==========

                Net loss                                      $ (197,370)
                                                              ==========

                Net loss per common share                     $     (.14)
                                                              ==========

                 FullNet Communications, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE K - STOCK OPTIONS

    During 1999, the Company issued employee stock options accounted for under APB Opinion No. 25 and related interpretations. 120,000 shares were issued to the President of the Company, vest in October 2000, have an exercise price of $1.15, and expire during October 2003. The other employee options have terms of ten years when issued and generally vest 33% each year for three years beginning at the date of grant. The exercise prices of these options are $1.25 per share and all Company options are not to be issued below the market price of the Company's stock on the date of grant. However, because the Company's stock is not actively traded, the market price is determined in good faith by the Board of Directors. Accordingly, no compensation expense has been recognized for employee stock options.

    Had compensation cost for the Company's employee stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share in 1999 would have been as follows:

                     Net loss
                         As reported                            $  (591,595)
                         Pro forma                                 (599,748)

                     Basic and diluted loss per share
                         As reported                            $      (.30)
                         Pro forma                              $      (.30)

    The fair value of each option grant is estimated on the date of grant using the minimum value method because there was no public trading market for the Company's securities. Assumptions used were as follows: no dividend yield; risk-free interest rate of 6%; and expected lives of 8 and 3 years.

    A summary of the status of the Company's outstanding stock options, including options issued to a financial advisory firm (see Note G), as of December 31, 1999 and changes during the year then ended is presented below.

                                                                Weighted average
                                                    Shares       exercise price
                                                    -------     ----------------

       Outstanding at beginning of year                 -             $   -
       Granted                                      369,839              1.19
       Exercised                                        -                 -
       Forfeited                                        -
                                                    -------

       Outstanding at end of year                   369,839
                                                    =======

       Options exercisable at year end               34,830
                                                   ========

       Weighted average fair value of employee
       options granted during the year                                $   .28



                 FullNet Communications, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998


NOTE K - STOCK OPTIONS - CONTINUED

                                     Options outstanding             Options exercisable
                             ----------------------------------    ----------------------
                                           Weighted-
                                            average    Weighted-                Weighted-
                                Number     remaining    average       Number     average
                             outstanding  contractual  exercise    exercisable  exercise
                             at 12/31/99     life        price     at 12/31/99    price
                             -----------  -----------  ---------   -----------  ---------
       Exercise prices
           $1.00                  34,830    .12 years      $1.00        34,830      $1.00
           $1.15                 120,000   3.83 years      $1.15             -         -
           $1.25                 215,009   8.13 years      $1.25             -         -
                             -----------                           -----------

                                 369,839                   $1.19        34,830      $1.00
                             ===========                           ===========


NOTE L - COMMITMENTS AND CONTINGENCIES

    Advisory Agreements
    -------------------

    The Company has entered into two separate agreements with an investment banker for investment banking and financial services. A summary of the details of these two agreements follows.

    The first agreement is for financial services and has a term of September 1, 1999 through August 31, 2000. If the investment banker completes a private placement for the Company, it will receive 8.5% of the dollar value of the transaction (see Note M related to January private placement). If the investment banker closes a debt financing for the Company, it will receive a 5% transaction fee. As of December 31, 1999, no such transactions had been completed.

    The second agreement is for financial advisory and merger/acquisition services and also has a term of September 1, 1999 through August 31, 2000. The fee for the advisory services is $5,000 per month plus expenses (up to $5,000 per month) and 100,000 shares of common stock. See Note G for discussion of the stock transaction. Additionally, this agreement calls for merger/acquisition services. The cost for this service is $2,500 per month plus expenses (up to $5,000 per month) and a scaled percentage of any completed acquisition. See Note M related to acquisitions after year end. No such mergers/acquisitions had occurred as of December 31, 1999.

                 FullNet Communications, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE L - COMMITMENTS AND CONTINGENCIES - CONTINUED

    Operating Leases
    ----------------

    The Company leases certain office facilities, equipment, and phone lines used in its operations under operating leases expiring at various dates through 2009 which provide for payments as follows:

               Year ending December 31
                   2000                                      $   145,076
                   2001                                          135,334
                   2002                                          163,798
                   2003                                          129,496
                   2004                                          136,270
                   Thereafter                                    783,553
                                                              ----------

                                                              $1,493,527
                                                              ==========

    Rental expense for all operating leases for the years ended December 31, 1999 and 1998 was $192,316 and $28,010, respectively.

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments are held for purposes other than trading. The estimated fair value of notes payable is the discounted amount of future cash flows using the estimated current rate for similar borrowings.

                                                        1999
                                                --------------------
                                                Carrying      Fair
                                                 amount       value
                                                --------    --------

         Financial liabilities
         Notes payable                          $646,000    $638,000

NOTE N - SUBSEQUENT EVENTS

    Mergers and Acquisitions
    ------------------------

    On January 25, 2000, the Company entered into an asset purchase agreement with FullNet of Tahlequah, Inc., an Oklahoma corporation, (FOT) in which FullNet purchased substantially all of FOT's assets, including approximately 400 individual and business Internet access accounts. The Company paid FOT approximately $98,000, including approximately $36,000 in cash and a note payable for approximately $62,000. The note is payable in eighteen monthly installments and does not bear interest.

                 FullNet Communications, Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE N - SUBSEQUENT EVENTS - CONTINUED

    Mergers and Acquisitions - Continued
    ------------------------------------

    On February 4, 2000, the Company entered into an asset purchase agreement with David Looper, d/b/a FullNet of Bartlesville (FOB), an Oklahoma sole proprietorship in which the Company purchased substantially all of FOB's assets, including approximately 400 individual and business Internet access accounts. The Company paid FOB approximately $178,000, including $128,000 in Company common stock (42,744 shares), and a note payable for approximately $50,000. The note bears an interest rate of 8% per annum with the principal and interest thereon payable on the earlier to occur of (a) the Company's closing of any private equity placement in excess of $351,000, (b) the closing of any underwritten offering of the Company's common stock, or (c) one year from the closing date of the asset purchase agreement.

    On February 29, 2000, the Company entered into an agreement and plan of merger (Merger Agreement) with Harvest Communications, Inc. (Harvest), an Oklahoma corporation, pursuant to which Harvest merged with and into
    FullNet, Inc., a wholly owned subsidiary of the Company. Harvest had approximately 2,500 individual and business dial-up Internet access accounts, fifteen wireless Internet access accounts, and 35 web-hosting accounts. Pursuant to the terms of the Merger Agreement, the Company paid Harvest approximately $1,900,000, including $1,600,000 in Company common stock (537,500 shares), a note payable for $175,000, and $125,000 in cash. The note bears an interest rate of 8% per annum, with the principal and interest thereon payable on the earlier to occur of (a) the closing of any single funding (whether debt or equity) obtained by the registrant subsequent to the date of the Merger Agreement in an aggregate amount of at least $2,000,000, (b) the closing of any underwritten offering of Company common stock, or (c) March 6, 2001.

    These transactions will be accounted for as purchases. The purchase price will be allocated to the underlying net assets purchased based on their fair market values at the respective acquisition date. Additionally, prior to acquisition, FOT, FOB, and Harvest were customers of the Company's ISP access services.

    Financing
    ---------

    During February 2000, the Company raised an aggregate $135,600 in a private offering of its common stock exempt from the registration requirements of the Securities Act pursuant to Rule 504 of Regulation D. Pursuant to this offering, 45,200 shares were issued at a price of $3.00 per share. At December 31, 1999, related offering costs of approximately $11,000 have been deferred and will be charged against the gross proceeds of the offering in 2000.

    On February 29, 2000, the Company entered into an agreement with certain individuals of a firm that provides financial advisory services to the Company pursuant to which the Company obtained a bridge loan of $275,000. The agreement provides for the issuance of warrants to purchase 137,500 shares of the Company's common stock at $.01 per share, and provides for certain registration rights. The loan bears an interest rate of 14% per annum and requires monthly interest payments. The loan term is for six months, and is extendable for two ninety-day periods with issuance of an additional warrant for 137,500 shares exercisable at $.01 per share for each extension.

                 FullNet Communications, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE N - SUBSEQUENT EVENTS - CONTINUED

    Financing - Continued
    ---------------------

    During March 2000, the Company entered into two agreements with third-party individuals pursuant to which the Company obtained bridge loans for $500,000. The agreements provide for the issuance of warrants to purchase 100,000 shares of the Company's common stock at $.01 per share, and provide for certain registration rights. The loans bear interest at 14% per annum and require quarterly interest payments. The loan terms are for six months, and are extendable for two ninety-day periods with issuance of an additional warrant for 10,000 shares at $.01 per share for each extension.

    The Company has not yet determined the value of the warrants associated with these loans. Any value assigned to these warrants will result in a discount on the loans and increase their effective interest rate.

    During January through March 13, 2000, the Company issued 235,400 stock options to employees subject to generally the same terms discussed in Note
    K. These options all have an exercise price of $3.00 per share.