Form 10KSB/A
period 1999-12-31
FULLNET COMMUNICATIONS INC
filed 2000-05-01
CIK 1092570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1999

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _________________

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

The aggregate market value of the registrant's common stock, $0.00001 par value, held by non-affiliates of the Registrant as of March 24, 2000 was $3,339,654 based on the closing bid price of $3.00 per share on that date as reported by the OTC Bulletin Board. As of March 24, 2000, 3,134,578 shares of the registrant's common stock, $0.00001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [ ] No [X]

                          FULLNET COMMUNICATIONS, INC.
                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

                   For the Fiscal Year Ended December 31, 1999

                                TABLE OF CONTENTS

Part III.

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act................ 2
Item 10.     Executive Compensation........................................... 4
Item 11.     Security Ownership of Certain Beneficial Owners and Management... 6
Item 12.     Certain Relationships and Related Transactions................... 6

Signatures   ................................................................. 8

Note: The purpose of this Amendment No. 1 is to include the information required by Items 9, 10, 11 and 12 of FullNet Communications, Inc. Annual Report on Form 10-KSB for the year ended December 31, 1999.




                                    PART III.

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,   PROMOTERS   AND   CONTROL   PERSONS,
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following information is furnished for each person who serves as an executive officer or director of FullNet Communications, Inc. (the "Company"). The Board of Directors currently consists of two members, although the Company intends to increase the size of the Board in the near future. The directors serve one-year terms until their successors are elected. The executive officers of the Company are elected annually by the Board of Directors. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers, other than between Timothy J. Kilkenny and Laura L. Kilkenny, who are husband and wife. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

          Name              Age                       Position

Timothy J. Kilkenny.......  40   Chairman  of  the Board of Directors, President
                                 and CEO
Laura L. Kilkenny.........  42   Director
Travis Lane...............  30   Vice President and Chief Financial Officer
Wallace L. Walcher........  39   Chief Operating Officer
Roger S. Laubhan..........  48   Vice President and Chief of Network Operations
Jason C. Ayers............  25   Vice President and President of FullWeb, Inc.

         Timothy J. Kilkenny has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception in May 1995. Prior to this time, he spent 14 years in the financial planning business as a manager for both MetLife and Prudential. Mr. Kilkenny is a graduate of Central Bible College in Springfield, Missouri.

         Laura L. Kilkenny, D.O., has been a director of the Company since May 1995. Dr. Kilkenny was Corporate Secretary from May 1995 until February 2000, when she resigned from that office. Dr. Kilkenny received her Doctorate of Osteopathic Medicine in May 1997. Prior to the commencement of her medical studies in 1990, Dr. Kilkenny worked in banking.

         Travis Lane, CPA, has been Vice President and Chief Financial Officer of the Company since October 1999. Prior to joining the Company, Mr. Lane served as a certified public accountant with Deloitte & Touche, LLP from January 1994 to October 1999, most recently as an audit manager. Throughout his experience with Deloitte & Touche, Mr. Lane served clients in a variety of industries, including insurance, wholesale, retail, manufacturing and government. Mr. Lane received his BBA in accounting from the University of Oklahoma.

         Wallace L. Walcher, CPA, has been with the Company since March 2000 as Chief Operating Officer. Previously, Mr. Walcher was President and CEO of Harvest Communications of Enid, Oklahoma, which he founded in December 1995, and was purchased by the Company on February 29, 2000. Mr. Walcher began his accounting career with Price Waterhouse attaining senior audit status before becoming a controller with InfoView, Inc., a high-tech startup, which became a public company in 1984. InfoView was a provider of public access videotex systems, a precursor of the Internet. In 1985, he joined National Foundation Life Insurance Company as their assistant treasurer. From 1988 until the founding of Harvest Communications, Mr. Walcher worked for various companies that are now part of CitiGroup. He holds a Bachelors degree in accounting from Oklahoma State University.

         Roger S. Laubhan has been Vice President and Chief of Network Operations at the Company since December 1995, and is a retired Major from the US Air Force. Mr. Laubhan designed and installed the Company's backbone and is responsible for the design, purchase, configuration and maintenance of the Cisco equipment used by the Company. He also designed, purchased, built and installed the server farm that supports the Company's dial-up clients. Mr. Laubhan has had formal training with Cisco, US Robotics, 3Com Total Control System and has 15 years of experience with personal computers. He has a BS degree in aeronautical technology from Oklahoma State University and an MBA from Webster University of St. Louis, Illinois.

         Jason C. Ayers has been Vice President of the Company and President of Animus, Inc ("Animus") since its acquisition by the Company in April 1998. Mr. Ayers received a BS degree from Southern Nazarene University in May 1996 with a triple major in Computer Science, Math, and Physics. Mr. Ayers was a co-founder of Animus, a web hosting company. Under Mr. Ayers' supervision, Animus is currently hosting several thousand domains in more than 40 countries. On April 1, 1998, Animus was acquired by the Company, and Mr. Ayers assumed the role of President of the wholly owned subsidiary which was renamed FullWeb, Inc.

Key Employees

         Dawn Deckman, 41, has been the Director of Sales and Marketing for the Company since April 1997. Ms. Deckman has been in sales and management in the telephony/data/Internet industry for the past five years.

         Michael D Tomas, 27, has been IT Manager since June 1999 and an employee of the Company since July 1996. Mr. Tomas currently is completing his studies at the University of Oklahoma for a degree in Management Information Systems. Mr. Tomas has formal training with Cisco, Win 3.1, Win95/98, and
Windows NT 4.0 as well as LAN/WAN setup, including experience with wireless networking.



Compliance  with  Section  16(a)  of  the  Exchange  Act,  Beneficial  Ownership
Reporting Requirements

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's directors and executive officers and any persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission ("SEC") and each exchange on which the Company's securities are listed reports of ownership and subsequent changes in ownership of common stock and other securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during 1999 all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were met, except for the late filing of Form 3 for Timothy J. Kilkenny, Laura L. Kilkenny, Travis Lane, Roger
S. Laubhan and Jason C. Ayers.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth, for the last three fiscal years, the cash compensation paid by the Company to the Chief Executive Officer and to the Vice President and Chief of Network Operations (the "Named Executive Officers").
No other directors or executive officers earned in excess of $100,000 during fiscal 1999.

                                                                                        Long-Term
                                                                Annual Compensation    Compensation
                                                               ---------------------   -------------
                                                                                       Securities
                                                                                       Underlying
                                                     Fiscal                             Options        All Other
            Name and Principal Position               Year      Salary      Bonus        (#)(1)      Compensation
                                                     ------     -------  -----------   ----------    ------------

Timothy J. Kilkenny                                   1999      $45,900       --        120,000       $11,338 (2)
  President and Chief Executive Officer               1998       31,200       --           --           7,433 (3)
                                                      1997       34,540       --           --           5,574 (4)

Roger S. Laubhan                                      1999       38,576   $77,565(5)       --             --
    Vice President and Chief of Network Operations    1998       36,500       --           --             --
                                                      1997       33,949       --           --             --


------------------

(1) Options are granted with an exercise price equal to the fair market value of the common stock on the date of the grant.
(2) Represents $1,214 of expense reimbursement for business use of Mr. Kilkenny's automobile and $10,124 of insurance premiums paid by the Company for the benefit of Mr. Kilkenny.
(3) Represents $1,875 of expense reimbursement for business use of Mr. Kilkenny's automobile and $5,558 of insurance premiums paid by the Company for the benefit of Mr. Kilkenny.
(4) Represents $1,414 of expense reimbursement for business use of Mr. Kilkenny's automobile and $4,160 of insurance premiums paid by the Company for the benefit of Mr. Kilkenny.
(5) Represents 77,565 shares of common stock with a fair market value of $1.00 per share on the date of grant were issued as a stock bonus.

Stock Options Granted

         The Company does not have a written stock option plan. However, a total of 210,000 options were approved by the Board of Directors for grant to certain employees during 1999. The following table shows stock options granted to the Named Executive Officers during the year ended December 31, 1999.

                                 OPTION GRANTS DURING LAST FISCAL YEAR

                                             Individual Grants
                        --------------------------------------------------------
                         Number of     % of Total
                         Securities     Options
                         Underlying     Granted to  Exercise or Base
                          Options     Employees in       Price        Expiration
          Name            Granted      Fiscal Year       ($/Sh)          Date
          ----           ----------   ------------      --------        ------

 Timothy J. Kilkenny     120,000 (1)     43.2% (2)        $1.15        10/07/03

 ---------------------

         (1) Options were granted outside of a formal plan. The options become exercisable on October 7, 2000 and expire on October 7, 2003 and have an exercise price of $1.15 per share, which was equal to the estimated fair value per share price of the Company's common stock on the grant date.

         (2) All options granted during 1999 are nonqualified stock options. During 1999, an aggregate of 277,634 options were granted outside of a formal plan to employees. Options granted subsequent to February 1999 generally become exercisable in part after one year from the date of grant. Options issued subsequent to February 1999 generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of such plan.

Fiscal Year End Option Values

      The following table sets forth certain information regarding outstanding options granted during 1999 held by the following Named Executive Officers on December 31, 1999. During 1999, the Named Executive Officer did not exercise any options, nor did the Company reprice any outstanding options. For the purposes of this table, the "value" of an option is the difference between the estimated fair market value at December 31, 1999 of the shares of common stock subject to the option and the aggregate exercise price of such option.


                                 Number of               Value of Unexercised
                           Unexercised Options at      In-the-Money Options at
                             December 31, 1999          December 31, 1999 (1)
                        ---------------------------  ---------------------------
           Name         Exercisable   Unexercisable  Exercisable   Unexercisable
           ----         -----------   -------------  -----------   -------------
Timothy J. Kilkenny,
Chairman, President and
Chief Executive Officer        --          120,000        -0-         $222,000

----------------------

(1) Based on the December 31, 1999 estimated fair value of the Company's common stock of $3.00 per share.

Director Compensation

         During the fiscal year ended December 31, 1999, the directors of the Company did not receive any compensation for serving in such capacities.



Employment Agreements

         The  Company  has no  employment  contracts  with any  Named  Executive
Officer.

Bonus Stock Grant

         Pursuant to a stock bonus granted in June 1999 by the Board of Directors, Mr. Laubhan and Mr. Ayers, among other key employees, were granted
77,595 and 25,865 shares of common stock, equal to 3% and 1%, respectively, of the fully diluted common stock outstanding at such date. Such shares were issued in January 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership

         The following table sets forth information as of March 24, 2000, concerning the beneficial ownership of Common Stock by each of the Company's directors, each executive officer named in the table under the heading "Item 9.
Directors and Executive Officers, Promoters and Control Persons" and all directors and executive officers of the Company as a group, and by each person who is known by the Company to own more than 5% of the outstanding shares of Common Stock. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

                                                                    Common Stock
                                                              -----------------------
                                                              Number of    Percent of
Beneficial Owner                                               Shares        Class(1)
----------------                                              ---------    ----------
Timothy J. Kilkenny*(2) (3)                                   1,380,000        44.03%
Laura L. Kilkenny* (2) (3)                                    1,380,000        44.03%
Wallace L. Walcher(2)(4)                                        547,500        17.47%
Kathryn Walcher(2)(4)                                           547,500        17.47%
Roger S. Laubhan (2)                                             77,595         2.48%
Jason C. Ayers (2)                                               25,865          .83%
Travis Lane (2)(5)                                                  400          .01%
                                                              ---------    ----------
All executive officers and directors as a group (6 persons)   2,031,360        64.80%
                                                              ---------    ----------


--------------------------

*    Director
(1) Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder's ownership percentage. The Company computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days.
(2)  Address is c/o 200 N. Harvey, Suite 1706 Oklahoma City, Oklahoma 73102.
(3) Timothy J. Kilkenny and Laura L. Kilkenny each hold, in their respective names, 690,000 shares. Amounts shown do not include options, held in the name of Mr. Kilkenny, to purchase 120,000 shares exercisable at $1.15 per share beginning October 7, 2000.
(4) Wallace L. Walcher and Kathryn Walcher, husband and wife, hold 537,500 shares as joint tenants and Mr. Walcher holds, in his name, warrants to purchase 10,000 shares which are presently exercisable. Amounts shown do not include options, held in the name of Mr. Walcher, to purchase 60,400 shares exercisable at $3.00 per share beginning February 28, 2001.
(5) Amounts shown do not include options to purchase 75,000 shares exercisable at $1.25 per share beginning October 12, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 26, 1998 the Company purchased 100% of the outstanding common stock of Animus (now FullWeb, Inc.), an Oklahoma corporation engaged in the business of providing web hosting services, selling computer equipment and providing configuration and maintenance of the equipment. The aggregate purchase price for the Animus stock was $350,000, of which $175,000 was paid at closing with the remaining $175,000 paid in two installments subsequent to closing. In connection with the acquisition, Jason C. Ayers, Vice President of the Company and President of Animus, was paid approximately $28,542 in 1998 and $29,792 in 1999 for his 1,000 shares of Animus common stock, which represented approximately 16.67% of the total number of shares of Animus common stock outstanding. The pro rata price paid to Mr. Ayers by the Company for his 1,000 shares of Animus common stock was the same price paid to other stockholders of Animus.

         In connection with the first installment payment of $50,000 due in September 1998 to the former Animus stockholders, Mr. Kilkenny advanced $50,000 to the Company. The Company paid monthly payments of principal and interest until April 1999, when the $50,000 was repaid in full.

         Pursuant to a stock bonus approved by the Board of Directors and granted in June 1999, Roger S. Laubhan and Jason C. Ayers, officers of the Company, and two other employees were granted 181,055 shares of common stock equal to 3%, 1%, 2% and 1%, respectively, of the fully diluted common shares outstanding at such date. Such shares were not issued until January 2000. The Company recognized $181,055 as compensation expense in 1999 relating to the grant of restricted common stock to these employees.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           REGISTRANT:
                                  FULLNET COMMUNICATIONS, INC.


Date:  April 29, 2000             By: /s/ TIMOTHY J. KILKENNY
                                      -----------------------
                                      Timothy J. Kilkenny
                                      President and Chief Executive Officer

Date:  April 29, 2000             By: /s/ TRAVIS LANE
                                      ---------------
                                      Travis Lane
                                      Vice President, Chief Financial and
                                      Accounting Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April 29, 2000             By: /s/ TIMOTHY J. KILKENNY
                                      -----------------------
                                      Timothy J. Kilkenny,
                                      Chairman of the Board and Director



Date:  April 29, 2000             By: /s/ LAURA L. KILKENNY
                                      ---------------------
                                       Laura L. Kilkenny, Director