Form 10QSB
period 2000-03-31
FULLNET COMMUNICATIONS INC
filed 2000-05-15
CIK 1092570

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2000

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________.



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

             200 N. Harvey, Suite 1704,Oklahoma City, Oklahoma 73102
             -------------------------------------------------------
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (405) 232-0958




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No
                                      ---    ---

The number of shares outstanding of the Issuer's Common Stock, $.00001 par value, as of May 9, 2000 was 2,981,460.

Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                 ---     ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                            Page

PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated  Balance  Sheets - March 31, 2000  (unaudited)
            and December 31, 1999.........................................    3

            Consolidated  Statements  of  Operations  - Three  months
            ended March 31, 2000 and 1999 (unaudited).....................    4

            Consolidated Statement of Stockholders' Equity (Deficit) -
            Three months ended March 31, 2000 (unaudited).................    5

            Consolidated  Statements of Cash Flows - Three months ended
            March 31, 2000 and 1999 (unaudited)...........................    6

            Notes to Consolidated Financial Statements (unaudited) .......    8

   Item 2.  Management's Discussion and Analysis or Plan of Operation.....   11

PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities..........................................   17

  Item 6.  Exhibits and Reports on Form 8-K...............................   17

  Signatures..............................................................   19



                  FullNet Communications, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS                  March 31, 2000    December 31, 1999
                                                              --------------    -----------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                          $   350,979        $    12,671
  Accounts receivable, net                                           77,543             70,306
  Inventory                                                          32,460               --
  Prepaid and other current assets                                   72,326             15,491
                                                                -----------        -----------
            Total current assets                                    533,308             98,468

PROPERTY AND EQUIPMENT, net                                         420,965            117,262

COST IN EXCESS OF NET ASSETS OF BUSINESSES
     ACQUIRED, net of accumulated amortization of $196,798
     In 2000 and $93,512 in 1999                                  2,522,168            295,084
OTHER ASSETS
     Deferred income taxes                                           17,500             17,500
     Deferred offering costs                                         20,000             30,899
     Other                                                            6,257              5,000
                                                                -----------        -----------
                                                                     43,757             53,399
                                                                -----------        -----------

                                                                $ 3,520,198        $   564,213
                                                                ===========        ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable - trade                                   $   187,852        $   100,684
     Accrued liabilities                                             19,624             42,424
     Notes payable, current portion                                 938,247             58,949
     Capital lease obligations                                        6,203               --
     Deferred revenue                                               147,781             74,720
                                                                -----------        -----------
                  Total current liabilities                       1,299,707            276,777

NOTES PAYABLE, less current portion                                 582,565            586,922

CAPITAL LEASE OBLIGATIONS, less current portion                      17,686               --

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock - $.00001 par value;  10,000,000 shares
        Authorized; 2,981,460 and 2,088,928 shares issued and
        outstanding respectively                                         30                 21
  Common stock issuable, 253,117 and 318,709 shares in 2000
      and 1999, respectively                                        182,052            318,709
  Additional paid-in capital                                      2,955,786            429,295
  Accumulated deficit                                            (1,517,628)        (1,047,511)
                                                                -----------        -----------
            Total stockholders' equity (deficit)                  1,620,240           (299,486)
                                                                -----------        -----------

TOTAL                                                           $ 3,520,198        $   564,213
                                                                ===========        ===========


See accompanying notes to financial statements



                  FullNet Communications, Inc. and Subsidiaries

                Consolidated Statements of Operations (Unaudited)


                                                                  Three Months Ended
                                                            --------------------------------
                                                                March 31,       March 31,
                                                                  2000            1999
                                                            --------------  ----------------
REVENUES:

        Access service revenues                                $  176,146      $  128,691
        Network solution and other revenues                       163,857         125,027
                                                               ----------     -----------

                 Total revenues                                   340,003         253,718


OPERATING EXPENSES:

        Cost of access service revenues                            87,192          47,546
        Cost of network solution and other revenues                61,881          46,924
        Selling, general and administrative expenses              464,041         143,037
        Depreciation and amortization                             130,185          29,547
                                                               ----------     -----------

                                                                  743,299         267,054
                                                               ----------     -----------

LOSS FROM OPERATIONS                                            (403,296)        (13,336)

OTHER INCOME (EXPENSE)
         INTEREST EXPENSE                                        (62,331)        (23,292)
         OTHER                                                    (4,490)        (15,442)
                                                               ----------      ----------

NET LOSS                                                       $(470,117)      $ (52,070)
                                                               ==========      ==========


BASIC AND DILUTED LOSS PER COMMON SHARE                        $    (.18)      $    (.03)


WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                                     2,645,896       1,452,383



See accompanying notes to financial statements.



                  FullNet Communications, Inc. and Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                        Three Months Ended March 31, 2000
                                   (Unaudited)



                                                     Common Stock              Common       Additional
                                                     ------------               Stock        Paid-in      Accumulated
                                                   Shares        Amount       issuable       capital        deficit         Total
                                                -----------   -----------    -----------   -----------    -----------    -----------
Balance at January 1, 2000                        2,088,928   $        21   $   318,709    $   429,295   $(1,047,511)   $  (299,486)


Issuance of common stock in conjunction with
acquisition                                         580,244             6          --        1,740,727          --        1,740,733

Common stock issued, net of offering expenses        31,233          --          41,902         80,907          --          122,809

Exercise of stock options issued relating to
services performed for offering                        --            --          34,830           --            --           34,830

Warrant exercise relating to bridge financing          --            --           1,000           --            --            1,000

Common stock issued for employee bonuses            181,055             2      (181,055)       181,053          --             --

Common stock issued in exchange for services        100,000             1       (33,334)        99,999          --           66,666

Warrants  to purchase common stock issued
relating to bridge financing                           --            --            --          400,367          --          400,367

Compensation from issuance of stock options            --            --            --           23,438          --           23,438

Net loss                                               --            --            --             --        (470,117)      (470,117)
                                                -----------   -----------    -----------   -----------    -----------    -----------
Balance at March 31, 2000                       $ 2,981,460   $        30    $   182,052   $ 2,955,786    $(1,517,628)   $ 1,620,240
                                                ===========   ===========    ===========   ===========    ===========    ===========



See accompanying notes to financial statements.



                  FullNet Communications, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)

                                                                                  March 31,    March 31,
                                                                                    2000         1999
                                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $(470,117)   $ (52,070)
  Adjustments to reconcile net loss to net cash used in operating activities

      Noncash compensation expense                                                   23,438         --
      Depreciation and amortization                                                 130,185       29,547
      Common stock issued for services                                               25,000         --
      Provision for non-collection of accounts receivable                             3,349         --
       Net (increase) decrease in
          Accounts Receivable                                                        40,862      (13,000)
          Prepaid expenses and other current assets                                 (65,445)         337
          Other assets                                                               (1,257)      (7,503)
      Net increase (decrease) in
        Accounts payable - trade                                                    (42,461)     (37,163)
        Accrued and other liabilities                                               (29,766)     (11,536)
        Cash overdraft                                                                 --         (2,262)
        Deferred revenue                                                            (13,308)      25,001
                                                                                  ---------    ---------

            Net cash used in operating activities                                  (399,520)     (68,649)
                                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                               (45,857)        --
  Acquisitions of businesses, net of cash acquired                                 (122,947)        --
                                                                                  ---------    ---------

             Net cash used in investing activities                                 (168,804)        --
                                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issuable                                                              77,731         --
  Principal payments on borrowings under notes payable                              (14,499)     (16,258)
  Proceeds from issuance of bridge financing and warrants, net of offering
    Costs                                                                           721,250         --
  Principal payments on capital lease obligations                                      (659)      (3,317)
  Proceeds from borrowings under convertible notes payable                             --         50,000
  Issuance of common stock, net of offering costs                                   122,808       33,820
                                                                                  ---------    ---------

            Net cash provided by financing activities                               906,632       64,245
                                                                                  ---------    ---------

NET INCREASE (DECREASE) IN CASH                                                     338,308       (4,404)

Cash at beginning of year                                                            12,671          198
                                                                                  ---------    ---------

Cash at end of period                                                             $ 350,979    $   4,206
                                                                                  =========    =========
                                                                                              (continued)




                  FullNet Communications, Inc. and Subsidiaries

          Consolidated Statements of Cash Flows (Unaudited) (continued)
                                                                                     March 31,    March 31,
                                                                                       2000         1999
                                                                                    ----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                              $   15,532   $   24,236

NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of liabilities assumed in conjunction with the acquisition of
Harvest Communications, Inc.                                                            73,062         --
Fair value of common stock issued to purchase Harvest Communications                 1,612,500         --
Note payable issued in conjunction with the acquisition of Harvest
Communications                                                                         175,000         --
Fair value of liabilities assumed in conjunction with the acquisition of
FullNet of Bartlesville                                                                  1,754         --
Fair value of common stock issued to purchase FullNet of Bartlesville                  128,232         --
Note payable issued in conjunction with FullNet of Bartlesville acquisition             50,168         --
Acquisition of net assets of FullNet of Tahlequah                                        6,763         --
Note payable issued in conjunction with FullNet of Tahlequah acquisition                61,845         --
Assets acquired through issuance of capital lease                                       24,548         --
                                                                                                  (concluded)








    See accompanying notes to financial statements.

                  FullNet Communications, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


 1.    UNAUDITED INTERIM FINANCIAL STATEMENTS

       The unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 1999.

       The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2000.

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

3.     STOCKHOLDERS' EQUITY (DEFICIT)

       In February 2000, the Company raised an aggregate $135,600 in an offering of its common stock. The offering was made pursuant to an exemption from the registration requirements of the Securities Act pursuant to Rule 504 of Regulation D of such act. As of March 31, 2000, 13,967 of the shares had not yet been issued and are reflected as common stock issuable in the accompanying balance sheet.

4.     EARNINGS (LOSS) PER SHARE

       Basic earnings (loss) per common share is computed based upon net earnings (loss) divided by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed based upon net loss divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. The basic and diluted earnings (loss) per common share are the same since the Company had a net loss for 2000 and 1999 and the inclusion of stock options and warrants would be anti-dilutive.

5.     NOTES PAYABLE

       In February and March 2000, the Company obtained bridge loans totaling $275,000 through the issuance of 14% promissory notes to 10 accredited investors. The terms of the financing additionally provided for the issuance of five-year warrants to purchase an aggregate of 137,500 shares of the Company's common stock at $0.01 per share, and provided for certain registration rights. The promissory notes require monthly interest payments, mature in six months, and are extendible for two 90-day periods upon issuance of an additional warrants for an aggregate 137,500 shares exercisable at $0.01 per share for each extension. None of the warrants were exercised as of March 31,2000.

       In March 2000, the Company obtained bridge loans totaling $500,000 through the issuance of 14% promissory notes to two accredited investors. The terms of the financing additionally provided for the issuance of five-year warrants to purchase 100,000 shares of the Company's common stock at $0.01 per share, and provided for certain registration rights. The promissory notes require quarterly interest payments, mature in six months, and are extendible for two 90 day periods upon issuance of additional warrants for an aggregate 10,000 shares exercisable at $0.01 per share for each extension. On March 8, 2000, the bridge loan investors exercised their warrants and purchased 100,000 shares of common stock of the Company at an aggregate exercise price of $1,000. The 100,000 shares have not been issued as of March 31, 2000 and are included in the accompanying balance sheet as common stock issuable.

       A portion of the proceeds of the bridge loans has been allocated to the warrants and accounted for as additional paid-in capital. The allocation was based on the estimated relative fair values of the bridge loans and the warrants and resulted in a discount on the bridge loans of $401,000. This discount is being amortized as interest expense over the life of the bridge loans using the interest method.

6.     ACQUISITIONS

       On January 25, 2000, the Company entered into an Asset Purchase Agreement with FullNet of Tahlequah, Inc., an Oklahoma corporation ("FOT"), in which the Company purchased substantially all of FOT's assets, including approximately 400 individual and business Internet access accounts. The Company paid FOT an aggregate amount of $97,735, comprised of $35,890 in cash and a note payable for $61,845. The note is payable in eighteen monthly installments.

       On February 4, 2000, the Company entered into an Asset Purchase Agreement with David Looper, d/b/a FullNet of Bartlesville ("FOB"), an Oklahoma sole proprietorship. Pursuant to the Asset Purchase Agreement, the Company purchased substantially all of FOB's assets, including approximately 400 individual and business Internet access accounts. The Company paid FOB an aggregate amount of $178,400, payable in 42,744 shares of the Company's common stock (valued for purposes of the acquisition at $3.00 per share) and a note payable for $50,168. The note bears an interest rate of 8% per annum, with the principal and interest thereon payable on the earlier to occur of (a) the closing of any private equity placement in excess of $351,000, (b) the closing of any underwritten offering of the Company's common stock, or (c) one year from the closing date of the Asset Purchase Agreement.

       On February 29, 2000,  the Company  entered into an Agreement and Plan of
       Merger (the "Merger Agreement") with Harvest Communications, Inc. ("Harvest"), an Oklahoma corporation, pursuant to which Harvest merged with and into FullNet. Harvest had approximately 2,500 individual and business dial-up Internet access accounts, 15 wireless Internet access accounts and 35 Web hosting accounts. Pursuant to the terms of the Merger Agreement, the Company paid the shareholders of Harvest an aggregate amount of $1,912,500, payable in 537,500 shares of the Company's common stock (valued for purposes of the merger at $3.00 per share), a note payable for $175,000 and $125,000 in cash. The note bears an interest rate of 8% per annum, with the principal and interest thereon payable on the earlier to occur of (a) the closing of any single funding (whether debt or equity) obtained by the Company subsequent to the date of the Merger Agreement in an aggregate amount of at least $2,000,000, (b) the closing of any underwritten offering of the Company's common stock, or
       (c) March 6, 2001.

       These acquisitions were accounted for as purchases. The aggregate purchase price has been allocated to the underlying net assets purchased or net liabilities assumed based on their estimated fair values at the respective acquisition date. This allocation results in cost in excess of net assets of businesses acquired of $2,327,000, which is being amortized over the estimated periods benefited of three to five years. Prior to the acquisitions, each of FOT, FOB and Harvest was a customer of the Company's Internet access services.

       The unaudited pro forma combined historical results, as if the entities listed above (excluding FOT) had been acquired at the beginning of the three months ended March 31, 2000 and 1999, respectively, are included in the table below.

                                                        Three Months Ended
                                                             March 31,
                                                       2000            1999
                                                       ----            ----

              Revenue                              $   470,379     $   455,369
              Net loss                             $  (564,989)    $  (209,757)
              Basic and diluted loss per share     $     (0.19)    $     (0.11)

       The pro forma results above include amortization of cost in excess of net assets of businesses acquired and interest expense on debt assumed issued to finance the acquisitions. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion is qualified in its entirety by the more detailed information in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1999 under "ITEM 6--MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," the financial statements contained therein, including the notes thereto, and the Company's other periodic reports and all Current Reports on Form 8-K filed with the Securities and Exchange Commission since December 31, 1999 (collectively referred to as the "Disclosure Documents"). Certain forward-looking statements contained herein and in such Disclosure Documents regarding the Company's business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained herein represent the Company's judgment as of the date hereof. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. As used herein, the word "Company" means FullNet Communications, Inc. and its wholly owned subsidiaries, FullNet, Inc. ("FullNet"), FullSolutions, Inc. ("FullSolutions"), FullTel, Inc. ("FullTel") and FullWeb, Inc. ("FullWeb"), a wholly owned subsidiary of FullSolutions, unless the context indicates otherwise.

Overview

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

         References to the Company in this Form 10-QSB include the Company's direct and indirect subsidiaries: FullNet, Inc. ("FullNet"), FullTel, Inc. ("FullTel"), FullSolutions, Inc. ("FullSolutions") and FullWeb, Inc. ("FullWeb"). The Company's principal executive offices are located at 200 North Harvey Avenue, Suite 1704, Oklahoma City, Oklahoma 73102, and its telephone number is (405) 232-0958. The Company also maintains an Internet site on the World Wide Web ("WWW") at www.fullnet.net. However, information contained on the Company's Web site is not, and should not be deemed to be, a part of this Form 10-QSB.

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

         In 1997 the Company continued its focus on being a backbone provider by upgrading and acquiring more equipment. The Company also started offering its own ISP brand access and services to its wholesale customers. As of March 31, 2000, there were three ISPs in Oklahoma that used the FullNet brand name where the Company provides the backbone to the Internet. There are an additional two ISPs that use a private label brand name, where the Company is their access backbone and provides their technical support, managing and operating their systems on an outsource basis. Additionally, the Company provides high-speed broadband connectivity, website hosting, network management and consulting solutions to over 50 businesses in Oklahoma.

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

         With the incorporation of FullTel and the acquisition of FullWeb, the Company's current business strategy is to become the dominant ICP in Oklahoma and surrounding states, focusing on rural areas. The Company expects to grow through the acquisition of ISPs and network solutions providers, as well as through a marketing campaign, the design and implementation of which is expected to be completed in the second quarter 2000. During the first three months of 2000, the Company has completed three separate acquisitions of ISP companies, operating in, respectively, Tahlequah, Oklahoma, Bartlesville, Oklahoma and Enid, Oklahoma.

         During the month of February 2000, the Company's common stock began trading on the OTC Bulletin Board under the symbol FULO. While the Company's common stock currently is quoted on the OTC Bulletin Board, the market for the common stock remains limited. Hence, there can be no assurance that stockholders will be able to sell their shares should they desire to do so. Any



Results of Operations

         The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2000 and 1999:

                                                                Three Months Ended
                                                   ----------------------------------------------
                                                    March 31, 2000             March 31, 1999
                                                   -----------------         --------------------
Revenues:
  Access service revenues                                   51.8%                     50.7%
  Network solution and other revenues                       48.2                      49.3
                                                      ----------                ----------
Total revenues                                             100.0                     100.0

Cost of access service revenues                             25.6                      18.7
Cost of network solution and other revenues                 18.2                      18.5
Selling, general and administrative expenses               136.5                      56.4
Depreciation and amortization                               38.3                      11.6
                                                      ----------                ----------
Total operating costs and expenses                         218.6                     105.3

Loss from operations                                      (118.6)                     (5.3)

Interest expense                                           (18.3)                     (9.2)
Other expense                                               (1.3)                     (6.1)
                                                      ----------                ----------

Net loss                                                  (138.3)%                   (20.5)%
                                                      ==========                ==========


Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

Revenues

         Access service revenues increased $47,000 to $176,000 for the three months ended March 31, 2000 from $129,000 for the three months ended March 31, 1999. This additional revenue is due to the acquisition of three ISPs in the first quarter 2000.

         Network solution and other revenues increased $39,000 to $164,000 for the three months ended March 31, 2000, compared to $125,000 for the three months ended March 31, 1999. This increase is due to the acquisition of Harvest Communications, Inc., in February 2000. Network solution and other revenues attributable to the Harvest acquisition were $15,000 for March 2000. Additionally, co-location revenues represented an increase of $20,000 in 2000 over the prior comparative quarter.

Operating costs and expenses

         Cost of access service revenues increased $40,000 to $87,000 for the three months ended March 31, 2000, compared to $47,000 for the three months ended March 31, 1999. The increase in costs is attributable primarily to $30,000 of connectivity costs incurred in conjunction with the access service customers acquired during the first quarter 2000 in three Oklahoma towns: Enid, Bartlesville, and Tahlequah.

         Cost of network solutions and other revenues increased $15,000 from $47,000 for the three months ended March 31, 1999 to $62,000 for the three months ended March 31, 2000. This increase is primarily due to the increase in costs of bandwidth of $13,000 incurred by FullWeb for the increase in the number of web hosting and co-location customers over the prior comparative quarter.

         Selling, general and administrative expenses increased $321,000 to $464,000 for the three months ended March 31, 2000, compared to $143,000 for the three months ended March 31, 1999. This increase is comprised principally of an increase in payroll costs of $155,000 related to the hiring of additional personnel and $131,000 of professional service fees for attorneys, investment bankers, and consultants. The Company also incurred additional rent expense of $14,000 over the prior comparative quarter related to the new office space that was rented in January 2000 which will house the Company's Network Operations Center. An increase in miscellaneous fees of $15,000 over the prior comparative quarter includes amounts paid for various annual memberships.

         Depreciation and amortization expense increased $101,000 from $29,000 for the three months ended March 31, 1999 to $130,000 for the three months ended March 31, 2000. Of this increase, $53,000 is attributable to the amortization of cost in excess of net assets of businesses acquired relating to the three ISP acquisitions closed in 2000. An increase of $43,000 of amortization of cost in excess of net assets of businesses acquired is attributable to the effect of shortening the estimated period of benefit to three and five years, respectively, for two acquisitions made in 1997 and 1998 that were originally being amortized over fifteen years.

Interest Expense

         Interest expense increased $39,000 to $62,000 for the three months ended March 31, 2000, compared to $23,000 for the three months ended March 31, 1999. This increase is due to $38,000 of interest expense recorded for the three months ended March 31, 2000 associated with amortization of the loan discount relating to bridge financing issued with warrants.

Acquisitions

         The Company's acquisition strategy is designed to leverage its existing network backbone and internal operations to enable the Company to enter new markets in Oklahoma, Arkansas and Kansas, as well as to expand its presence in existing markets, and to benefit from economies of scale.

         The Company has acquired three Internet service provider businesses in Oklahoma during the three months ended March 31, 2000.

         On January 25, 2000, the Company entered into an Asset Purchase Agreement with FullNet of Tahlequah, Inc. ("FOT"), an Oklahoma corporation, in which the Company purchased substantially all of FOT's assets, including approximately 400 individual and business Internet access accounts. The Company paid FOT an aggregate amount of $97,735, comprised of $35,890 in cash and a note payable for $61,845. The note is payable in eighteen monthly installments.

         On February 4, 2000, the Company entered into an Asset Purchase Agreement with David Looper, d/b/a FullNet of Bartlesville ("FOB"), an Oklahoma sole proprietorship. Pursuant to the Asset Purchase Agreement, the Company purchased substantially all of FOB's assets, including approximately 400 individual and business Internet access accounts. The Company paid FOB an aggregate amount of $178,400, payable in 42,744 shares of the Company's common stock (valued for purposes of the acquisition at $3.00 per share) and a note payable for $50,168. The note bears an interest rate of 8% per annum, with the principal and interest thereon payable on the earlier to occur of (a) the closing of any private equity placement in excess of $351,000, (b) the closing of any underwritten offering of the Company's common stock, or (c) one year from the closing date of the Asset Purchase Agreement.

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

         These acquisitions were accounted for as purchases. The aggregate purchase price has been allocated to the underlying net assets purchased or net liabilities assumed based on their estimated fair values at the respective acquisition date. This allocation results in cost in excess of net assets of businesses acquired of $2,327,000, which is being amortized over the estimated periods benefited of three to five years. Prior to the acquisitions, each of FOT, FOB and Harvest was a customer of the Company's ISP access services.

         The Company is currently in various levels of discussions with a number of Internet service providers in targeted markets in Oklahoma and Arkansas. However, there can be no assurance that the Company will successfully complete any of the acquisitions it is currently evaluating.

Liquidity and Capital Resources

         The Company used $400,000 and $69,000 of cash for operating activities for the three months ended March 31, 2000 and 1999, respectively, as a result of a net loss for the periods. As of March 31, 2000, the Company had $351,000 in cash and $1,300,000 in current liabilities, including $775,000 of bridge financing that was negotiated with six month terms and $148,000 of deferred revenues which will not require settlement in cash.

         Capital expenditures relating to acquisitions were $123,000 for the three months ended March 31, 2000. In addition, computer equipment purchases amounted to $46,000 for the three months ended March 31, 2000.

         Net cash provided by financing activities was $907,000 and $64,000 for the three months ended March 31, 2000 and 1999, respectively. The cash provided in 2000 is due primarily to the issuance of bridge notes payable and the sale of equity securities pursuant to Rule 504 of Regulation D of the Securities Act of 1933. The Company received net proceeds of $722,000 from the bridge loans and $123,000 from the 504 offering.

         The planned expansion of the Company's business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. The Company's principal capital expenditure requirements will include:

     *    the completion of the Company's Network Operations Center
     * the purchase and installation of telephone switches in Oklahoma, Arkansas and Kansas
     *    purchase  and   installation  of  wireless  and  DSL  Internet  access
          equipment
     *    mergers and acquisitions
     * further development of operations support systems and other automated back office systems
     *    domain name registration startup costs

         The Company expects to make capital outlays of between $3 million and $4 million during 2000 in order to continue activities called for in its current business plan and to fund expected operating losses. As the Company's cost of developing new networks and services, funding other strategic initiatives and operating its business will depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by the Company, regulatory changes, and actions taken by competitors in response to the Company's strategic initiatives), it is almost certain that actual costs and revenues will vary from expected amounts, very likely to a material degree, and that such variations are likely to affect the Company's future capital requirements. Current cash balances will not be sufficient to fund the Company's current business plan beyond the next year. As a consequence, the Company is currently seeking additional debt and/or equity financing as well as the placement of a credit facility to fund the Company's liquidity. There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.

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

         The ability of the Company to fund the capital expenditures and other costs contemplated by its business plan and to make scheduled payments with respect to borrowings will depend upon, among other things, its ability to seek and obtain additional financing within the next year. Capital will be needed in order to implement its business plan, deploy its network, expand its operations and obtain and retain a significant number of customers in its target markets. Each of these factors is, to a large extent, subject to economic, financial, competitive, political, regulatory and other factors, many of which are beyond the Company's control.

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

Financing Activities

         In February and March 2000, the Company obtained bridge loans totaling $275,000 through the issuance of 14% promissory notes to 10 accredited investors. The terms of the financing additionally provided for the issuance of five-year warrants to purchase an aggregate of 137,500 shares of the Company's common stock at $0.01 per share, and provided for certain registration rights. The promissory notes require monthly interest payments, mature in six months, and are extendible for two 90-day periods upon issuance of an additional warrants for an aggregate 137,500 shares exercisable at $0.01 per share for each extension. None of the warrants were exercised as of March 31,2000.

         In March 2000, the Company obtained bridge loans totaling $500,000 through the issuance of 14% promissory notes to two accredited investors. The terms of the financing additionally provided for the issuance of five-year warrants to purchase 100,000 shares of the Company's common stock at $0.01 per share, and provided for certain registration rights. The promissory notes require quarterly interest payments, mature in six months, and are extendible for two 90 day periods upon issuance of additional warrants for an aggregate 10,000 shares exercisable at $0.01 per share for each extension. On March 8, 2000, the bridge loan investors exercised their warrants and purchased 100,000 shares of common stock of the Company at an aggregate exercise price of $1,000. The 100,000 shares have not been issued as of March 31, 2000 and are included in the accompanying balance sheet as common stock issuable.

         In February 2000, the Company raised an aggregate $135,600 in an offering of its common stock. The offering was made pursuant to an exemption from the registration requirements of the Securities Act pursuant to Rule 504 of Regulation D of such act.

         Proceeds from the bridge loans and the 504 offering were used for acquisitions, working capital and general corporate purposes.

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


                            PART II-OTHER INFORMATION

Item 2.  Changes in Securities.

       See  "Item  2.   Management's   Discussion   and   Analysis  or  Plan  of
Operation-Financing   Activities"  of  this  Report,   incorporated   herein  by
reference.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

        Exhibit
        Number                Exhibit
        -------   --------------------------------------------------------------
         4.1*     Form of Warrant Agreement
         4.2*     Form of Warrant Certificate for Florida Investors
         4.3*     Form of Promissory Note for Florida Investors
         4.4*     Form of Warrant Certificate for Georgia Investors
         4.5*     Form of Promissory Note for Georgia Investors
         4.6*     Form of Warrant Certificate for Illinois Investors
         4.7*     Form of Promissory Note for Illinois Investors
         4.8*     Form of Warrant Agreement
         4.9*     Form of Warrant Certificate
         4.10*    Form of Promissory Note
        10.1*     Registrar  Accreditation Agreement effective February 8, 2000, by and between Internet
        27.1*     Financial Data Schedule
------------------------
*Filed electronically herewith


(b)      Reports on Form 8-K

         On February 9, 2000, the Company filed a Form 8-K reporting that, on January 25, 2000, the Company entered into an Asset Purchase Agreement with FullNet of Tahlequah, Inc., an Oklahoma corporation ("Seller"), and the shareholders of Seller in which the Company purchased substantially all of the Seller's assets.

         On February 18, 2000, the Company filed a Form 8-K reporting that, on February 4, 2000, the Company entered into an Asset Purchase Agreement with David Looper, d/b/a FullNet of Bartlesville, an Oklahoma sole proprietorship ("Seller"), in which the Company purchased substantially all of Seller's assets.

         On March 9, 2000, the Company filed a Form 8-K reporting that, on February 29, 2000, the Company entered into an Agreement and Plan of Merger with Harvest Communications, Inc., ("Harvest") an Oklahoma corporation, pursuant to which Harvest merged with and into FullNet, Inc., a wholly owned subsidiary of the Company.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FULLNET COMMUNICATIONS, INC.,
                                      An Oklahoma corporation


Date:  May 15, 2000                   /s/ Timothy J. Kilkenny
                                      ------------------------------------------
                                      Timothy J. Kilkenny
                                      Chairman of the Board of Directors;
                                      President and Chief Executive Officer

Date: May 15, 2000                    /s/ Travis Lane
                                      ------------------------------------------
                                      Travis Lane
                                      Vice-President and Chief Financial Officer
                                      (Chief Accounting Officer)