Form 10QSB
period 2000-06-30
FULLNET COMMUNICATIONS INC
filed 2000-08-21
CIK 1092570

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2000

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________________ to _____________________.



                        Commission File Number: 000-27031

                          FullNet Communications, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

           Oklahoma                                       73-1473361
          ----------                                     ------------
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

The number of shares outstanding of the Issuer's Common Stock, $.00001 par value, as of August 10, 2000 was 3,365,827

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page

PART I.      FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets - June 30, 2000 (unaudited) and
             December 31, 1999..............................................   3

             Consolidated  Statements  of  Operations  - Three months and
             six months ended June 30, 2000 and 1999 (unaudited)............   4

             Consolidated Statement of Stockholders' Equity (Deficit) -
             Six months ended June 30, 2000 (unaudited).....................   5

             Consolidated Statements of Cash Flows - Six months ended
             June 30, 2000 and 1999 (unaudited).............................   6

             Notes to Consolidated Financial Statements (unaudited) ........   8

    Item 2.  Management's Discussion and Analysis or Plan of Operation....... 11

PART II.     OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders............. 21

    Item 6.  Exhibits and Reports on Form 8-K................................ 21

    Signatures............................................................... 22



                  FullNet Communications, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                  ASSETS                                                       JUNE 30,      DECEMBER 31,
                                                                                  2000            1999
                                                                             (Unaudited)
                                                                             ------------    ------------
CURRENT ASSETS:
  Cash                                                                       $     41,261    $     12,671
  Accounts receivable, net                                                        143,521          70,306
  Inventory                                                                        13,459               -
  Prepaid and other current assets                                                 42,594          15,491
                                                                             ------------    ------------
            Total current assets                                                  240,835          98,468

PROPERTY AND EQUIPMENT, net                                                       405,059         117,262

COST IN EXCESS OF NET ASSETS OF BUSINESSES
     ACQUIRED, net of accumulated amortization of $196,798
     In 2000 and $93,512 in 1999                                                2,474,962         295,084

OTHER ASSETS
     Deferred income taxes                                                         17,500          17,500
     Deferred offering costs                                                       20,000          30,899
     Other                                                                          7,552           5,000
                                                                             ------------    ------------
                                                                                   45,052          53,399
                                                                             ------------    ------------

                                                                             $  3,165,908    $    564,213
                                                                             ============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable - trade                                                $    290,971    $    100,684
     Accrued liabilities                                                           66,153          42,424
     Notes payable, current portion                                             1,054,023          58,949
     Capital lease obligations                                                      8,654               -
     Deferred revenue                                                             126,696          74,720
                                                                             ------------    ------------
                  Total current liabilities                                     1,546,497         276,777


NOTES PAYABLE, less current portion                                               602,462         586,922
CAPITAL LEASE OBLIGATIONS, less current portion                                    12,953               -
DEPOSITS                                                                           44,500               -

STOCKHOLDERS' EQUITY (DEFICIT)
     Commonstock - $.00001 par value and 10,000,000 shares
        Authorized; 3,201,677 and 2,088,928 shares issued and
        outstanding, respectively                                                      32              21
  Common stock issuable, 237,348 and 318,709 shares in 2000 and 1999,
      respectively                                                                370,700         318,709
  Additional paid-in capital                                                    3,012,702         429,295
  Accumulated deficit                                                          (2,423,938)     (1,047,511)
                                                                             ------------    ------------
            Total stockholders' equity (deficit)                                  959,496        (299,486)
                                                                             ------------    ------------

TOTAL                                                                        $  3,165,908    $    564,213
                                                                             ============    ============


See accompanying notes to financial statements.



                  FullNet Communications, Inc. and Subsidiaries

                Consolidated Statements of Operations (Unaudited)

                                                            Three Months Ended             Six Months Ended
                                                        --------------------------    --------------------------
                                                          June 30,       June 30,       June 30,       June 30,
                                                            2000           1999           2000           1999
                                                        -----------    -----------    -----------    -----------
REVENUES:

        Access service revenues                         $   301,201    $   160,750    $   477,347    $   289,441
        Network solutions and other revenues                223,198        220,591        387,055        345,618
                                                        -----------    -----------    -----------    -----------

                 Total revenues                             524,399        381,341        864,402        635,059


OPERATING COSTS AND EXPENSES:

        Cost of access service revenues                     134,214         66,703        221,406        114,249
        Cost of network solutions and other revenues         88,782         65,572        150,663        112,496
        Selling, general and administrative expenses        709,060        335,755      1,173,101        478,792
        Depreciation and amortization                       203,560         19,503        333,745         49,050
                                                        -----------    -----------    -----------    -----------

                 Total operating costs and expenses       1,135,616        487,533      1,878,915        754,587
                                                        -----------    -----------    -----------    -----------


LOSS FROM OPERATIONS                                       (611,217)      (106,192)    (1,014,513)      (119,528)

INTEREST EXPENSE                                           (281,370)       (21,553)      (343,701)       (44,845)
OTHER EXPENSE                                               (13,724)       (19,296)       (18,213)       (34,738)
                                                        -----------    -----------    -----------    -----------

NET LOSS                                                $  (906,311)   $  (147,041)   $(1,376,427)   $  (199,111)
                                                        ===========    ===========    ===========    ===========

Net loss per common share:

     Basic                                              $      (.28)   $      (.07)   $      (.48)   $      (.12)
     Diluted                                            $      (.28)   $      (.07)   $      (.48)   $      (.12)

Weighted average number of common shares outstanding:

     Basic                                                3,205,319      2,010,116      2,883,182      1,695,058
     Diluted                                              3,205,319      2,010,116      2,883,182      1,695,058




See accompanying notes to financial statements.



                  FullNet Communications, Inc. and Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                         Six Months Ended June 30, 2000
                                   (Unaudited)




                                                       Common Stock            Common       Additional
                                                       ------------            Stock         Paid-in     Accumulated
                                                   Shares        Amount       issuable       capital       deficit         Total
                                                -----------   -----------   -----------    -----------   -----------    -----------
Balance at January 1, 2000                        2,088,928   $        21   $   318,709    $   429,295   $(1,047,511)   $  (299,486)

Issuance of common stock in conjunction with
acquisitions                                        580,244             6          --        1,740,727          --        1,740,733

Common stock issuable in conjunction with
acquisition                                            --            --          89,050           --            --           89,050

Common stock issued, net of offering expenses        45,200          --            --          122,809          --          122,809

Exercise of stock options issued relating to
services performed for offering                        --            --          34,830           --            --           34,830
                                                                                                                        -----------
Warrant exercise relating to bridge financing       206,250             2          --            2,061          --            2,063

Common stock issued for employee bonuses            181,055             2      (181,055)       181,053          --             --

Common stock issued in exchange for services        100,000             1       109,166         99,999          --          209,166

Warrants  to purchase common stock issued
relating to bridge financing                           --            --            --          413,320          --          413,320

Compensation from issuance of stock options            --            --            --           23,438          --           23,438

Net loss                                               --            --            --             --      (1,376,427)    (1,376,427)
                                                -----------   -----------   -----------    -----------   -----------    -----------

Balance at June 30, 2000                        $ 3,201,677   $        32   $   370,700    $ 3,012,702   $(2,423,938)   $   959,496
                                                ===========   ===========   ===========    ===========   ===========    ===========




See accompanying notes to financial statements.



                  FullNet Communications, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                         Six Months Ended
                                                                                    --------------------------
                                                                                      June 30,       June 30,
                                                                                        2000           1999
                                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $(1,376,427)   $  (199,111)
  Adjustments to reconcile net loss to net cash used in operating activities

      Noncash compensation expense                                                       23,438           --
      Depreciation and amortization                                                     333,745         49,050
      Stock issued for services                                                         192,500           --
      Amortization of discount relating to bridge financing                             271,381           --
      Provision for non-collection of accounts receivable                                10,605           --
       Net (increase) decrease in
          Accounts Receivable                                                           (40,759)        28,060
          Prepaid expenses and other current assets                                      (5,055)          (418)
          Other assets                                                                   (2,552)        (1,438)
      Net increase (decrease) in
        Accounts payable - trade                                                         22,397        (17,834)
        Accrued and other liabilities                                                    16,195         (2,595)
        Cash overdraft                                                                     --           (8,061)
        Deferred revenue                                                                (29,677)        16,817
        Deposits                                                                         44,500           --
                                                                                    -----------    -----------

            Net cash used in operating activities                                      (539,708)      (135,530)
                                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (184,017)        (5,936)
  Proceeds from sale of property, net of closing costs                                  110,122           --
  Acquisitions of businesses, net of cash acquired                                     (127,057)          --
                                                                                    -----------    -----------

             Net cash used in investing activities                                     (200,952)        (5,936)
                                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Deferred offering costs                                                                10,899           --
  Principal payments on borrowings under notes payable                                 (148,903)       (29,234)
  Principal payments on note payable to related party                                      --          (43,891)
  Principal payments on borrowings related to purchase of subsidiary                       --         (122,405)
  Proceeds from issuance of bridge financing and warrants, net of offering costs        745,000           --
  Proceeds from exercise of stock options                                                34,830           --
  Proceeds from exercise of warrants                                                      2,061           --
  Principal payments on capital lease obligations                                        (2,940)        (6,580)
  Proceeds from issuance of notes payable                                                 5,494           --
  Proceeds from borrowings under convertible notes payable                                 --           50,000
  Issuance of common stock, net of offering costs                                       122,809        541,375
                                                                                    -----------    -----------

            Net cash provided by financing activities                                   769,250        389,265
                                                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                          28,590        247,799

Cash at beginning of year                                                                12,671            198
                                                                                    -----------    -----------

Cash at end of period                                                               $    41,261    $   247,997
                                                                                    ===========    ===========
                                                                                                   (continued)




                  FullNet Communications, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)

                                                                                               Six Months Ended
                                                                                         --------------------------
                                                                                           June 30,        June 30,
                                                                                             2000            1999
                                                                                         -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                                   $    43,298    $    43,308

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to equity                                                                    --           50,000
Fair value of liabilities assumed in conjunction with the acquisition of Harvest
Communications                                                                                73,062           --
Fair value of common stock issued to purchase Harvest Communications                       1,612,500           --
Note payable issued in conjunction with the acquisition of Harvest Communications            175,000           --
Fair value of liabilities assumed in conjunction with the acquisition of FullNet of
Bartlesville                                                                                   1,754           --
Fair value of common stock issued to purchase FullNet of Bartlesville                        128,232           --
Note payable issued in conjunction with FullNet of Bartlesville acquisition                   50,168           --
Acquisition of net assets of FullNet of Tahlequah                                              6,763           --
Note payable issued in conjunction with FullNet of Tahlequah acquisition                      61,845           --
Common stock issuable in conjunction with FullNet of Nowata acquisition                       89,050           --
Acquisition of net assets of FullNet of Nowata                                                15,366           --
Note payable issued in conjunction with FullNet of Nowata acquisition                         47,950           --
Assets  acquired through issuance of capital lease                                            24,548           --

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

                  In April, 2000, the Company amended its contract with its investment bank, which entitled the investment bank to an additional 100,000 shares of common stock.

4.     EARNINGS (LOSS) PER SHARE

                  Basic earnings (loss) per common share is computed based upon net earnings (loss) divided by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed based upon net earnings (loss) divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. The basic and diluted earnings (loss) per common share are the same since the Company had a net loss for 2000 and 1999 and the inclusion of stock options and warrants would be anti-dilutive.

5.     NOTES PAYABLE

                  In February, March and June 2000, the Company obtained bridge loans totaling $300,000 through the issuance of 14% promissory notes to 10 accredited investors. The terms of the financing additionally provided for the issuance of five year warrants to purchase an aggregate of 150,000 shares of the Company's common stock at $0.01 per share, and provided for certain registration rights. The promissory notes require monthly interest payments, mature in six months, and are extendible for two 90-day periods upon issuance of additional warrants for an aggregate 150,000 shares exercisable at $0.01 per share for each extension. Warrants to purchase 106,250 shares of common stock were exercised as of June 30, 2000 at an aggregate exercise price of $1,063.

                  In March 2000, the Company obtained bridge loans totaling $500,000 through the issuance of 14% promissory notes to two accredited investors. The terms of the financing additionally provided for the issuance of five year warrants to purchase 100,000 shares of the Company's common stock at $0.01 per share, and provided for certain registration rights. The promissory notes require quarterly interest payments, mature in six months, and are extendible for two 90 day periods upon issuance of additional warrants for an aggregate 10,000 shares exercisable at $0.01 per share for each extension. On March 8, 2000, the bridge loan investors exercised their warrants and purchased 100,000 shares of common stock of the Company at an aggregate exercise price of $1,000.

                  A portion of the proceeds of the bridge loans has been allocated to the warrants and accounted for as additional paid-in capital. The allocation was based on the estimated relative fair values of the bridge loans and the warrants and resulted in a discount on the bridge loans of approximately $413,000. This discount is being amortized as interest expense over the life of the bridge loans using the interest method.

                  A building acquired in conjunction with the merger of Harvest Communications, Inc. and the Company was sold in June 2000. The sale was a cashless transaction, and the net proceeds from the sale were applied to the SBA loan that originally provided the proceeds to purchase the building. Net proceeds from the transaction exceeded the carrying value of the building by approximately 5,000. This amount was recorded as a reduction of cost in excess of net assets of businesses acquired.

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

                  On June 2, 2000, the Company entered into an Asset Purchase Agreement with Lary Smith, d/b/a FullNet of Nowata ("FON"), an Oklahoma sole proprietorship, in which the Company purchased substantially all of FON's assets, including approximately 300 individual and business Internet access accounts. Pursuant to the terms of the Agreement, the Company agreed to pay FON an aggregate purchase price of $137,000, payable in 38,198 shares of the Company's common stock (valued for purposes of the acquisition at $2.33125 per share) and a note payable for $47,950. The note bears an interest rate of 8% per annum with the principal and interest thereon payable on the earlier to occur of (a) the closing of any single funding (whether debt or equity) obtained by the Company subsequent to the date of the Agreement in an aggregate amount of $2,000,000, or (b) one year from the closing date of the Agreement.

                  These acquisitions were accounted for as purchases. The aggregate purchase price has been allocated to the underlying net assets purchased or net liabilities assumed based on their estimated fair values at the respective acquisition date. This allocation results in cost in excess of net assets of businesses acquired of $2,433,000, which is being amortized over the estimated periods benefited of three to five years. Prior to the acquisitions, each of FOT, FOB, Harvest and FON was a customer of the Company's Internet service provider access services.

                  The unaudited pro forma combined historical results, as if the entities listed above (excluding FOT and FON) had been acquired at the beginning of the six months ended June 30, 2000 and 1999, respectively, are included in the table below.

                                                          Six Months Ended
                                                              June 30,
                                                         2000           1999
                                                     -----------    -----------
         Revenue                                     $   994,778    $ 1,037,980
         Net loss                                    $(1,469,465)   $  (294,013)
         Basic and diluted loss per share            $     (0.51)   $     (0.17)

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

7.     MANAGEMENT'S PLANS

                  The planned expansion of the Company's business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Current cash balances will not be sufficient to fund the Company's current business plan beyond the next three months. As a consequence, the Company is currently seeking convertible debt and/or equity financing as well as the placement of a credit facility to fund the Company's liquidity. There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.

Item 2.  Management's Discussion and Analysis or Plan of Operation

       The following discussion is qualified in its entirety by the more detailed information in the Company's Form 10-KSB and the financial statements contained therein, including the notes thereto, and the Company's other periodic reports and all Current Reports on Form 8-K filed with the Securities and Exchange Commission since December 31, 1999 (collectively referred to as the "Disclosure Documents"). Certain forward-looking statements contained herein and in such Disclosure Documents regarding the Company's business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the Integrated Communications Provider industry, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained herein represent the Company's judgment as of the date hereof. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. As used herein, the word "Company" means FullNet Communications, Inc. and its wholly owned subsidiaries, FullNet, Inc. ("FullNet"), FullSolutions, Inc. ("FullSolutions"), FullTel, Inc. ("FullTel") and FullWeb, Inc. ("FullWeb"), a wholly owned subsidiary of FullSolutions, unless the context indicates otherwise.

Overview

       FullNet Communications Inc. (the "Company") is a regional integrated communications provider ("ICP") offering integrated communications and network solutions to individuals, businesses, organizations, educational institutions, and government agencies. Through its subsidiaries, the Company provides high quality, reliable and scaleable Internet, telephony, and network solutions designed to meet customer needs. Services include:

o    High margin carrier-neutral telecommunications grade co-location facilities
o Dial-up and direct high-speed connectivity to the Internet under the FullNet brand name
o    Web site design, hosting and server co-location for businesses
o    Wireless broadband Internet, voice and data access services
o Network design, management, optimization, and ongoing support and maintenance for businesses
o    Backbone  services  to  small  Internet  Service  Providers   ("ISPs")  and
     businesses
o Global domain name registration services (expected to commence during the third quarter of 2000)

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

       In 1997 the Company continued its focus on being a backbone provider by upgrading and acquiring more equipment. The Company also started offering its own ISP brand access and services to its wholesale customers. As of June 30, 2000, there were two ISPs in Oklahoma that used the FullNet brand name where the Company provides the backbone to the Internet. There are an additional two ISPs that use a private label brand name, where the Company is their access backbone and provides their technical support, managing and operating their systems on an outsource basis. Additionally, the Company provides high-speed broadband connectivity, website hosting, network management and consulting solutions to over 50 businesses in Oklahoma.

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

       With the incorporation of FullTel and the acquisition of FullWeb, the Company's current business strategy is to become the dominant ICP in Oklahoma and surrounding states, focusing on rural areas. The Company expects to grow through the commencement of providing carrier-neutral co-location space (expected revenue stream to start during the third quarter 2000), commencement of domain name registration (expected to begin during the third quarter 2000), acquisition of ISPs and network solutions providers, as well as through a FullNet brand marketing campaign. During the first six months of 2000, the Company has completed four separate acquisitions of ISP companies, operating in, respectively, Tahlequah, Oklahoma, Bartlesville, Oklahoma, Enid, Oklahoma and Nowata, Oklahoma.

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

Recent Developments

       On June 20, 2000, the Company entered into a contract to provide co-location services to KMC Telecom V, Inc. ("KMC"), a facilities-based competitive local exchange carrier ("CLEC"). The agreement extends until January 31, 2004. Under the terms of the contract, KMC will pay the Company $44,500 per month to provide co-location and support services for KMC's telecommunications equipment at the Company's Network Operations Center ("NOC") in Oklahoma City, Oklahoma. The Company is building out its NOC and expects to complete the project and commence providing co-location services during the third quarter 2000.

       The Company plans to market additional carrier neutral co-location solutions in its NOC to other CLECs, Internet Service Providers and Web Hosting companies. The Company's co-location facility will be carrier neutral, so customers may choose among competitive offerings rather than being restricted to one carrier. When completed, the NOC will be Telco-grade, so as to provide customers the highest level of operative reliability and security. The Company will offer flexible space arrangements for customers, 24 hour onsite support and both battery and generator backup.



       On August 2, 2000, the Company obtained a bridge loan of $100,000 from Timothy J. Kilkenny, Chairman of the board and CEO, through the issuance of a 14% promissory note. The terms of the financing additionally provided for the issuance of five year warrants to purchase an aggregate of 50,000 shares of the Company's common stock at $0.01 per share, and provided for certain registration rights. The promissory note requires monthly interest payments, matures in six months, and is extendible for two 90 day periods upon issuance of additional warrants for an aggregate 50,000 shares exercisable at $0.01 per share for each extension.

Results of Operations

       The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2000 and 1999:

                                                       Three Months Ended                    Six Months Ended
                                                    ------------------------            --------------------------
                                                    June 30,        June 30,            June 30,          June 30,
                                                      2000            1999                2000              1999
                                                    --------        --------            --------          --------
Revenues:
  Access service revenues                               57.4%           42.2%               55.2%             45.6%
  Network solutions and other revenues                  42.6            57.8                44.8              54.4
                                                    --------        --------            --------          --------
Total revenues                                         100.0           100.0               100.0             100.0

Cost of access service revenues                         25.6            17.5                25.6              18.0
Cost of network solutions and other revenues            16.9            17.2                17.5              17.7
Selling, general and administrative expenses           135.3            88.0               135.7              75.4
Depreciation and amortization                           38.8             5.1                38.6               7.7
                                                    --------        --------            --------          --------
Total operating costs and expenses                     216.6           127.8               217.4             118.8

Loss from operations                                  (116.6)          (27.8)             (117.4)            (18.8)

Interest expense                                        53.7             5.7                39.7               7.1
Other expense                                            2.5             5.1                 2.1               5.5
                                                    --------        --------            --------          --------

Net loss                                             (172.8)%          (38.6)%            (159.2)%           (31.4)%
                                                    =======         ========            ========          ========


Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999

Revenues

       Access service revenues increased $140,000 to $301,000 for the three months ended June 30, 2000 from $161,000 for the three months ended June 30, 1999. This additional revenue is due to the acquisition of three ISPs in the first quarter 2000 and one ISP in June 2000.

       Network solution and other revenues increased $3,000 to $223,000 for the three months ended June 30, 2000 from $220,000 for the three months ended June 30, 1999. The Company acquired Harvest Communications, an authorized Voice Stream agent, on February 29, 2000. Voice stream phone sales were $21,000 for the three months ended June 30, 2000. Equipment sales decreased $35,000 from $92,000 for the three months ended June 30, 1999 to $57,000 for the three months ended June 30, 2000. The Company historically has not actively marketed its network solutions sales, and has typically made such sales to its existing customer base. Revenues from server co-location grew $30,000 from $23,000 for the three months ended June 30, 1999 to $53,000 for the three months ended June 30, 2000 due substantially to the addition of one significant client during 2000.

Operating costs and Expenses

       Cost of access service revenues increased $67,000 from $67,000 for the three months ended June 30, 1999 to $134,000 for the three months ended June 30, 2000. The increase in costs is attributable primarily to $58,000 of connectivity costs incurred in conjunction with the access service customers acquired during 2000 in four Oklahoma towns: Enid, Bartlesville, Nowata and Tahlequah.

       Cost of network solutions and other revenues increased $23,000 from $66,000 for the three months ended June 30, 1999 to $89,000 for the three months ended June 30, 2000. This increase is primarily due to the increase in costs of bandwidth of $15,000 incurred by FullWeb for the increase in the number of web hosting and co-location customers over the prior comparative quarter. The
Company acquired Harvest Communications, an authorized Voice Stream agent, on February 29, 2000. Voice stream cost of sales were $16,000 for the three months ended June 30, 2000. Equipment cost of sales decreased $10,000 for the six months ended June 30, 2000 due to the decrease in equipment sales as discussed above.

       Selling, general and administrative expenses increased $373,000 to $709,000 for the three months ended June 30, 2000 from $336,000 for the three months ended June 30, 1999. This increase is comprised principally of an increase in professional fees of $245,000 from $19,000 for the three months ended June 30, 1999 to $264,000 for the three months ended June 30, 2000. Of the increase in professional fees, $190,000 is related to cash and the fair value of common stock issued to the Company's investment bank pursuant to its agreement dated September 1999 and as amended in April 2000. The Company also incurred additional rent expense of $16,000 over the prior comparative quarter related to the new office space that was rented in 2000 which will house the Company's Network Operations Center. Approximately $48,000 of the increase is attributable to SG&A expenses incurred during the quarter related to the Harvest Communications merger. Payroll expenses decreased $40,000 from $284,000 for the three months ended June 30, 1999 to $244,000 for the three months ended June 30, 2000. This decrease is due to a one time charge of $181,000 during June 1999 for a stock grant approved by the board of directors. Excluding the stock grant, payroll expenses increased $141,000 due to the increase in personnel over the prior quarter. Advertising expense, insurance premiums, repair expense, bad debt expense and supplies expense increased $11,000, $10,000, $10,000, $10,000 and $8,000, respectively for the three months ended June 30, 2000 over the prior comparative quarter.

       Depreciation and amortization expense increased $184,000 from $20,000 for the three months ended June 30, 1999 to $204,000 for the three months ended June 30, 2000. Of this increase, $129,000 is attributable to the amortization of cost in excess of net assets of businesses acquired relating to the four ISP acquisitions closed in 2000. An increase of $16,000 of amortization of cost in excess of net assets of businesses acquired is attributable to the effect of shortening the estimated period of benefit to five years for the acquisition of FullWeb in 1998 that was originally being amortized over fifteen years.

Interest Expense

       Interest expense increased $260,000 to $281,000 for the three months ended June 30, 2000 from $22,000 for the three months ended June 30, 1999. This increase is due to $231,000 of interest expense recorded for the three months ended June 30, 2000 associated with amortization of the loan discount relating to bridge financing issued with warrants, and $29,000 of interest expense on bridge financing obtained in 2000.

Six months Ended June 30, 2000 compared to Six months Ended June 30, 1999.

Revenues

       Access service revenues increased $188,000 from $289,000 for the six months ended June 30, 1999 to $477,000 for the six months ended June 30, 2000. This additional revenue is due to the acquisition of four ISPs during the first six months of 2000 which accounts for an increase in dial-up Internet access revenue of approximately $215,000, and growth in ISDN services of $10,000 from $15,000 for the six months ended June 30, 1999 to $25,000 for the six months ended June 30, 2000. The Company realized a decrease in Internet backbone service revenues of approximately $38,000 during the six months ended June 30, 2000 compared to the six months ended June 30, 1999 relating to amounts charged in 1999 to the four ISPs that were acquired during 2000.

       Network solution and other revenues increased $41,000 from $346,000 for the six months ended June 30, 1999 to $387,000 for the six months ended June 30, 2000. The increase is attributable to growth in server co-location of $50,000 and $32,000 of installation revenues related to carrier neutral premise co-location for the six months ended June 30, 2000 over the previous comparable period. Equipment sales decreased $37,000 from $125,000 for the six months ended June 30, 1999 to $88,000 for the six months ended June 30, 2000. The Company historically has not actively marketed its network solutions sales, and has typically made such sales to its existing customer base. The Company acquired Harvest Communications, an authorized Voice Stream agent, on February 29, 2000. Voice stream phone sales were $23,000 for the six months ended June 30, 2000.

Operating Costs and Expenses

       Cost of access service revenues increased $107,000 from $114,000 for the six months ended June 30, 1999 to $221,000 for the six months ended June 30, 2000, due to the increased costs of providing Internet access in Tahlequah, Bartlesville, Enid and Nowata relating to the acquisition of ISPs in those towns during the six months ended June 30, 2000.

       Cost of network solutions and other revenues increased $38,000 from $112,000 for the six months ended June 30, 1999 to $150,000 for the six months ended June 30, 2000. This increase is primarily due to the increase in costs of bandwidth of $21,000 incurred by FullWeb for the increase in the number of web hosting and co-location customers over the prior comparative quarter. The
Company acquired Harvest Communications, an authorized Voice Stream agent, on February 29, 2000. Voice stream cost of sales were $17,000 for the six months ended June 30, 2000.

       Selling, general and administrative expenses increased $694,000 from $479,000 for the six months ended June 30, 1999 to $1,173,000 for the six months ended June 30, 2000. The increase is partially comprised of an increase in payroll costs of $76,000 related to the hiring of additional personnel. Professional fees increased $394,000 to $425,000 during the six months ended June 30,2000 from $31,000 for the six months ended June 30, 1999. Professional fees include legal, accounting, investment banking and consulting fees. Approximately $193,000 of the $425,000 of professional fees for the six months ended June 30, 2000 is attributable to noncash expenses relating to the fair value of common stock issued for investment banking services. Rent expense, advertising, dues and subscriptions, insurance premiums and repairs and maintenance expense increased $35,000, $24,000, $21,000 $22,000 and $12,000, respectively, for the six months ended June 30, 2000 over the prior comparable period. Additionally, there were various other expenses that increased for the six months ended June 30, 2000 over the prior comparable period in respective amounts less than $10,000, including office supplies, postage and delivery, equipment rental, operating leases, long distance, computer supplies and utility expenses.

       Depreciation and amortization expense increased $285,000 from $49,000 for the six months ended June 30, 1999 to $334,000 for the six months ended June 30, 2000. This increase is attributable substantially to the amortization of cost in excess of net assets of businesses acquired related to the four ISP acquisitions of $244,000 to $255,000 for the six months ended June 30, 2000 from $11,000 for the six months ended June 30, 1999. The remainder of the increase is attributable to depreciation expense related to the purchase of equipment and equipment acquired through acquisition during the six months ended June 30, 2000.

Other Expense

       Other expense decreased $17,000 from $35,000 for the six months ended June 30, 1999 to $18,000 for the six months ended June 30, 2000. Other expenses were higher for the six months ended June 30, 1999 due to one time costs of $31,000 incurred related to FullTel.

Acquisitions

       The Company's acquisition strategy is designed to leverage its existing network backbone and internal operations to enable it to enter new markets in Oklahoma, Arkansas and Kansas, as well as to expand its presence in existing markets, and to benefit from economies of scale.

       The Company has acquired four Internet service provider businesses in Oklahoma during the six months ended June 30, 2000.

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

       On February 4, 2000, the Company entered into an Asset Purchase Agreement with David Looper, d/b/a FullNet of Bartlesville ("FOB"), an Oklahoma sole proprietorship, in which the Company purchased substantially all of FOB's assets, including approximately 400 individual and business Internet access accounts. The Company paid FOB an aggregate amount of $178,400, payable in 42,744 shares of the Company's common stock (valued for purposes of the acquisition at $3.00 per share) and a note payable for $50,168. The note bears an interest rate of 8% per annum, with the principal and interest thereon payable on the earlier to occur of (a) the closing of any private equity placement in excess of $351,000, (b) the closing of any underwritten offering of the Company's common stock, or (c) one year from the closing date of the Asset Purchase Agreement.

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

       On June 2, 2000, the Company entered into an Asset Purchase Agreement with Lary Smith, d/b/a FullNet of Nowata ("FON"), an Oklahoma sole proprietorship, in which the Company purchased substantially all of FON's assets, including approximately 300 individual and business Internet access accounts. Pursuant to the terms of the Agreement, the Company agreed to pay FON an aggregate purchase price of $137,000, payable in 38,198 shares of the Company's common stock (valued for purposes of the acquisition at $2.33125 per share) and a note payable for $47,950. The note bears an interest rate of 8% per annum with the principal and interest thereon payable on the earlier to occur of
(a) the closing of any single funding (whether debt or equity) obtained by the Company subsequent to the date of the Agreement in an aggregate amount of $2,000,000, or (b) one year from the closing date of the Agreement.

       These acquisitions were accounted for as purchases. The aggregate purchase price has been allocated to the underlying net assets purchased or net liabilities assumed based on their estimated fair values at the respective acquisition date. This allocation results in cost in excess of net assets of businesses acquired of $2,433,000, which is being amortized over the estimated periods benefited of three to five years. Prior to the acquisitions, each of FOT, FOB FON and Harvest was a customer of the Company's ISP access services.

Liquidity and Capital Resources

       The Company used $540,000 and $136,000 of cash for operating activities for the six months ended June 30, 2000 and 1999, respectively, as a result of a net loss for the periods. As of June 30, 2000, the Company had $41,000 in cash and $1,546,000 in current liabilities, including $800,000 of bridge financing that was negotiated with six month terms and $127,000 of deferred revenues which will not require settlement in cash.

       Capital expenditures relating to business acquisitions net of cash acquired were $127,000 for the six months ended June 30, 2000. In addition, property, plant and equipment purchases amounted to $184,000 for the six months ended June 30, 2000, including $106,000 related to construction in progess on the Company's NOC, which is expected to be completed during the third quarter 2000. The Company also received net proceeds of $110,000 from the sale of a building acquired in conjuction with the Harvest Communications merger. Proceeds received from the sale were used to repay the note payable relating to the building.

       Net cash provided by financing activities was $769,000 and $389,000 for the six months ended June 30, 2000 and 1999, respectively. The cash provided in 2000 is due primarily to the issuance of bridge notes payable and the sale of equity securities pursuant to Rule 504 of Regulation D of the Securities Act of 1933. The Company received net proceeds of $745,000 from the bridge financing and $123,000 from the 504 offering.

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

       The Company expects to make additional capital outlays exceeding $2 million during 2000 in order to continue activities called for in its current business plan and to fund expected operating losses. As the Company's cost of developing new networks and services, funding other strategic initiatives and operating its business will depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by the Company, regulatory changes, and actions taken by competitors in response to the Company's strategic initiatives), it is almost certain that actual costs and revenues will vary from expected amounts, very likely to a material degree, and that such variations are likely to affect the Company's future capital requirements. Current cash balances will not be sufficient to fund the Company's current business plan beyond the next three months. As a consequence, the Company is currently seeking convertible debt and/or equity financing as well as the placement of a credit facility to fund the Company's liquidity. There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.

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

Financing Activities

       In February, March and June 2000, the Company obtained bridge loans totaling $300,000 through the issuance of 14% promissory notes to 10 accredited investors. The terms of the financing additionally provided for the issuance of five year warrants to purchase an aggregate of 150,000 shares of the Company's common stock at $0.01 per share, and provided for certain registration rights. The promissory notes require monthly interest payments, mature in six months, and are extendible for two 90-day periods upon issuance of an additional warrants for an aggregate 150,000 shares exercisable at $0.01 per share for each extension. Warrants to purchase 106,250 shares of common stock were exercised as of June 30, 2000 at an aggregate exercise price of $1,063.

       In March 2000, the Company obtained bridge loans totaling $500,000 through the issuance of 14% promissory notes to two accredited investors. The terms of the financing additionally provided for the issuance of five year warrants to purchase 100,000 shares of the Company's common stock at $0.01 per share, and provided for certain registration rights. The promissory notes require quarterly interest payments, mature in six months, and are extendible for two 90 day periods upon issuance of additional warrants for an aggregate 10,000 shares exercisable at $0.01 per share for each extension. On March 8, 2000, the bridge loan investors exercised their warrants and purchased 100,000 shares of common stock of the Company at an aggregate exercise price of $1,000.

       In February 2000, the Company raised an aggregate $135,600 in an offering of its common stock. The offering was made pursuant to an exemption from the registration requirements of the Securities Act pursuant to Rule 504 of Regulation D of such act.

       On August 2, 2000, the Company obtained a bridge loan of $100,000 from Timothy J. Kilkenny, Chairman of the board and CEO, through the issuance of a 14% promissory note. The terms of the financing additionally provided for the issuance of five year warrants to purchase an aggregate of 50,000 shares of the Company's common stock at $0.01 per share, and provided for certain registration rights. The promissory note requires monthly interest payments, matures in six months, and is extendible for two 90 day periods upon issuance of additional warrants for an aggregate 50,000 shares exercisable at $0.01 per share for each extension.

       Proceeds from the bridge loans and the 504 offering were used for acquisitions, working capital and general corporate purposes.

                            PART II-OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

       Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

  Exhibit
  Number                                   Exhibit
------------  ------------------------------------------------------------------

   *10.1      Master License  Agreement For KMC Telecom V, Inc.,  dated June 20,
              2000, by and between FullNet Communications,  Inc. and KMC Telecom
              V, Inc.
   *10.2      Domain Registrar Project Completion Agreement, dated May 10, 2000, by and between FullNet  Communications,  Inc., FullWeb, Inc. d/b/a
              FullNic and Think Capital.
   *10.3      Amendment to Financial  Advisory  Services  Agreement  between the
              Company and National Securities Corporation,  dated April 21, 2000
              (Financial  Advisory  Services  Agreement  between the Company and
              National Securities Corporation, dated September 17, 1999 filed as
              Exhibit 10.1 to the Company's Form 10-KSB dated March 30, 2000 and incorporated herein by reference).
   #10.4      Asset Purchase  Agreement  dated June 2, 2000, by and between Lary
              Smith,  d/b/a FullNet of Nowata and FullNet  Communications,  Inc.
              (filed as Exhibit  99.1 to the  Company's  Form 8-K dated June 19,
              2000 and incorporated herein by reference).
   *27.1      Financial Data Schedule.
------------------------
*Filed electronically herewith.
#  Incorporated by reference.


(b)     Reports on Form 8-K

       On April 19, 2000, the Company filed a Form 8-K/A reporting the Pro Forma Consolidated Condensed Financial Statements with respect to the Form 8-K that the Company filed on February 18, 2000, reporting that, on February 4, 2000, the Company entered into an Asset Purchase Agreement with David Looper, d/b/a FullNet of Bartlesville, an Oklahoma sole proprietorship ("Seller"), in which the Company purchased substantially all of Seller's assets.

       On May 11, 2000, the Company filed a Form 8-K/A reporting the Pro Forma Consolidated Condensed Financial Statements with respect to the Form 8-K that the Company filed on March 9, 2000 reporting that, on February 29, 2000, the Company entered into an Agreement and Plan of Merger with Harvest Communications, Inc., ("Harvest") an Oklahoma corporation, pursuant to which Harvest merged with and into FullNet, Inc., a wholly owned subsidiary of the Company.

       On June 20, 2000, the Company filed a Form 8-K reporting that, on June 2, 2000, the Company entered into an Asset Purchase Agreement (the "Agreement") with Lary Smith, d/b/a FullNet of Nowata, an Oklahoma sole proprietorship ("Seller"), in which the Registrant purchased substantially all of Seller's assets.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FULLNET COMMUNICATIONS, INC.,
                                      An Oklahoma corporation



Date:  August 18, 2000                /s/ Timothy J. Kilkenny
                                      ------------------------------------------
                                      Timothy J. Kilkenny
                                      Chairman of the Board of Directors;
                                      President and Chief Executive Officer


Date:  August 18, 2000                /s/ Travis Lane
                                      ------------------------------------------
                                      Travis Lane
                                      Vice-President and Chief Financial Officer
                                      (Chief Accounting Officer)