Form 10QSB
period 2000-09-30
FULLNET COMMUNICATIONS INC
filed 2000-11-14
CIK 1092570

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2000

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to ____________________.



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


The number of shares outstanding of the Issuer's Common Stock, $.00001 par value, as of November 10, 2000 was 3,522,775.

Transitional Small Business Disclosure Format (check one):   Yes    No X
                                                                ---   ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets - September 30, 2000 (unaudited)
            and December 31, 1999........................................      3

            Consolidated Statements of Operations - Three months and
            nine months ended September 30, 2000 and 1999 (unaudited)....      4

            Consolidated Statement of Stockholders' Equity (Deficit) -
            Nine months ended September 30, 2000 (unaudited).............      5

            Consolidated Statements of Cash Flows - Nine months ended
            September 30, 2000 and 1999 (unaudited)......................      6

            Notes to Consolidated Financial Statements (unaudited) ......      8

   Item 2.  Management's Discussion and Analysis or Plan of Operation....     12

PART II.    OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders..........     21

   Item 6.  Exhibits and Reports on Form 8-K.............................     21

   Signatures............................................................     22



                  FullNet Communications, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS                              SEPTEMBER 30,   DECEMBER 31,
                                                                               2000           1999
                                                                           -----------    -----------
                                                                           (Unaudited)
CURRENT ASSETS:
  Cash                                                                     $       111    $    12,671
  Accounts receivable, net                                                     182,013         70,306
  Inventory                                                                      4,734           --
  Prepaid and other current assets                                              16,324         15,491
                                                                           -----------    -----------
            Total current assets                                               203,182         98,468

PROPERTY AND EQUIPMENT, net                                                  1,084,583        117,262

COST IN EXCESS OF NET ASSETS OF BUSINESSES
     ACQUIRED, net                                                           2,268,684        295,084

OTHER ASSETS
     Deferred income taxes                                                      17,500         17,500
     Deferred offering costs                                                    33,204         30,899
     Other                                                                       6,257          5,000
                                                                           -----------    -----------
                                                                                56,961         53,399
                                                                           -----------    -----------
TOTAL                                                                      $ 3,613,410    $   564,213
                                                                           ===========    ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable - trade                                              $   886,965    $   100,684
     Accrued liabilities                                                       100,014         42,424
     Notes payable, current portion                                          1,317,560         58,949
     Capital lease obligations                                                   8,918           --
     Deferred revenue                                                          182,567         74,720
                                                                           -----------    -----------
                  Total current liabilities                                  2,496,024        276,777


NOTES PAYABLE, less current portion                                            582,432        586,922
CAPITAL LEASE OBLIGATIONS, less current portion                                 10,736           --
DEPOSITS                                                                        44,500           --

STOCKHOLDERS' EQUITY (DEFICIT)
     Commonstock - $.00001 par value and 10,000,000 shares
        Authorized; 3,522,775 and 2,088,928 shares issued and
        outstanding, respectively                                                   35             21
     Common stock issuable, 130,000 and 318,709 shares in 2000 and 1999,
        respectively                                                           237,799        318,709
     Additional paid-in capital                                              3,634,700        429,295
     Accumulated deficit                                                    (3,392,816)    (1,047,511)
                                                                           -----------    -----------
            Total stockholders' equity (deficit)                               479,718       (299,486)
                                                                           -----------    -----------
TOTAL                                                                      $ 3,613,410    $   564,213
                                                                           ===========    ===========

See accompanying notes to financial statements.



                  FullNet Communications, Inc. and Subsidiaries

                Consolidated Statements of Operations (Unaudited)


                                                            Three Months Ended            Nine months Ended
                                                       ----------------------------  ----------------------------
                                                       September 30,  September 30,  September 30,  September 30,
                                                            2000           1999           2000           1999
                                                       -----------    -------------  ------------    ------------
REVENUES:

        Access service revenues                         $   266,566    $   119,206    $   743,913    $   408,647
        Network solutions and other revenues                145,609        123,140        532,664        468,758
                                                        -----------    -----------    -----------    -----------

                 Total revenues                             412,175        242,346      1,276,577        877,405


OPERATING COSTS AND EXPENSES:

        Cost of access service revenues                     143,426         46,796        364,832        161,045
        Cost of network solutions and other revenues         46,822         42,745        197,485        155,241
        Selling, general and administrative expenses        562,450        213,127      1,735,551        691,919
        Depreciation and amortization                       222,387         29,749        556,132         78,799
                                                        -----------    -----------    -----------    -----------

                 Total operating costs and expenses         975,085        332,417      2,854,000      1,087,004
                                                        -----------    -----------    -----------    -----------


LOSS FROM OPERATIONS                                       (562,910)       (90,071)    (1,577,423)      (209,599)

INTEREST EXPENSE                                           (367,311)       (16,557)      (711,012)       (61,402)
OTHER EXPENSE                                               (38,657)        (8,618)       (56,870)       (43,356)
                                                        -----------    -----------    -----------    -----------

NET LOSS                                                $  (968,878)   $  (115,246)   $(2,345,305)   $  (314,357)
                                                        ===========    ===========    ===========    ===========

Net loss per common share:
     Basic                                              $      (.28)   $      (.05)   $      (.76)   $      (.17)
     Diluted                                            $      (.28)   $      (.05)   $      (.76)   $      (.17)

Weighted average number of common shares outstanding:
     Basic                                                3,515,484      2,275,862      3,098,116      1,888,514
     Diluted                                              3,515,484      2,275,862      3,098,116      1,888,514


See accompanying notes to financial statements.



                  FullNet Communications, Inc. and Subsidiaries

            Consolidated Statement of Stockholders' Equity (Deficit)
                      Nine months Ended September 30, 2000
                                   (Unaudited)





                                                       Common Stock            Common       Additional
                                                       ------------            Stock         Paid-in     Accumulated
                                                   Shares        Amount      issuable        capital       Deficit         Total
                                                -----------   -----------   -----------    -----------   -----------    -----------
Balance at January 1, 2000                        2,088,928   $        21   $   318,709    $   429,295   $(1,047,511)   $  (299,486)


Issuance of common stock in conjunction with
acquisitions                                        618,442             6          --        1,829,776          --        1,829,782

Common stock issued, net of offering expenses        45,200          --            --             --         122,809        122,809


Exercise of stock options issued relating to
services performed for offering                      34,830          --            --           34,830          --           34,830

Warrant exercise relating to bridge financing       350,000             4           300          3,496          --            3,800


Common stock issued for employee bonuses            181,055             2      (181,055)       181,053          --             --


Common stock issued in exchange for services        204,320             2        99,845        204,318          --          304,165


Warrants  to purchase common stock issued
relating to bridge financing                           --            --            --          747,822          --          747,822

Compensation from issuance of stock options            --            --            --           23,437          --           23,437

Warrants issued for services                           --            --            --           57,864          --           57,864

Net loss                                               --            --            --             --      (2,345,305)    (2,345,305)
                                                -----------   -----------   -----------    -----------   -----------    -----------

Balance at September 30, 2000                     3,522,775   $        35   $   237,799    $ 3,634,700   $(3,392,816)   $   479,718
                                                ===========   ===========   ===========    ===========   ===========    ===========




See accompanying notes to financial statements.



                  FullNet Communications, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)

                                                                                       Nine months Ended
                                                                                 ----------------------------
                                                                                 September 30,  September 30,
                                                                                      2000           1999
                                                                                 ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $(2,345,305)   $  (314,357)
  Adjustments to reconcile net loss to net cash used in operating activities
      Noncash compensation expense                                                     23,437           --
      Depreciation and amortization                                                   556,132         78,799
      Stock issued or issuable for services                                           304,167        186,767
      Warrants issued for services                                                     57,864           --
      Amortization of discount relating to bridge financing                           510,291           --
      Provision for non-collection of accounts receivable                              17,850          2,320
       Net (increase) decrease in
          Accounts Receivable                                                         (93,003)       (44,059)
          Inventory                                                                    27,052           --
          Prepaid expenses and other current assets                                    21,215         (2,003)
          Other assets                                                                 (1,257)        (6,257)
      Net increase (decrease) in
        Accounts payable - trade                                                      138,842         14,486
        Accrued and other liabilities                                                  18,776            (14)
        Deferred revenue                                                               26,194        (18,920)
        Deposits                                                                       44,500           --
                                                                                  -----------    -----------
            Net cash used in operating activities                                    (693,245)      (103,238)
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                (362,871)       (13,707)
  Proceeds from sale of property, net of closing costs                                110,122           --
  Acquisitions of businesses, net of cash acquired                                   (127,057)          --
                                                                                  -----------    -----------
             Net cash used in investing activities                                   (379,806)       (13,707)
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred offering costs                                                              (2,305)          --
  Cash overdraft                                                                       31,280         (8,061)
  Principal payments on borrowings under notes payable                               (169,024)       (43,404)
  Principal payments on note payable to related party                                    --          (43,891)
  Principal payments on borrowings related to purchase of subsidiary                     --         (122,405)
  Proceeds from issuance of bridge financing and warrants, net of offering costs    1,038,500         49,999
  Proceeds from exercise of stock options                                              34,830           --
  Proceeds from exercise of warrants                                                    3,800           --
  Principal payments on capital lease obligations                                      (4,893)        (9,981)
  Proceeds from issuance of notes payable                                               5,494           --
  Proceeds from borrowings under convertible notes payable                               --             --
  Issuance of common stock, net of offering costs                                     122,809        487,063
                                                                                  -----------    -----------
            Net cash provided by financing activities                               1,060,491        309,320
                                                                                  -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                       (12,560)       192,375
Cash at beginning of year                                                              12,671            198
                                                                                  -----------    -----------
Cash at end of period                                                             $       111    $   192,573
                                                                                  ===========    ===========
                                                                                                 (continued)


See accompanying notes to financial statements.



                  FullNet Communications, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)


                                                                                              Nine months Ended
                                                                                        ----------------------------
                                                                                        September 30,  September 30,
                                                                                            2000           1999
                                                                                        -------------  -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                                   $   88,827     $   43,308

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to equity                                                                   --           50,000
Note payable issued for Animus acquisition                                                     --          175,000
Acquisition of Animus property and equipment                                                   --           28,251
Acquired capital lease obligations of Animus                                                   --           28,251
Fair value of liabilities assumed in conjunction with the acquisition of Harvest
Communications                                                                               73,062           --
Fair value of common stock issued to purchase Harvest Communications                      1,612,500           --
Note payable issued in conjunction with the acquisition of Harvest Communications           175,000           --
Fair value of liabilities assumed in conjunction with the acquisition of FullNet of
Bartlesville                                                                                  1,754           --
Fair value of common stock issued to purchase FullNet of Bartlesville                       128,232           --
Note payable issued in conjunction with FullNet of Bartlesville acquisition                  50,168           --
Acquisition of net assets of FullNet of Tahlequah                                             6,763           --
Note payable issued in conjunction with FullNet of Tahlequah acquisition                     61,845           --
Common stock issuable in conjunction with FullNet of Nowata acquisition                      89,050           --
Acquisition of net assets of FullNet of Nowata                                               15,366           --
Note payable issued in conjunction with FullNet of Nowata acquisition                        47,950           --
Assets  acquired through issuance of capital lease                                           24,548           --
Assets financed through accounts payable                                                    539,549           --
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

3.       STOCKHOLDERS' EQUITY (DEFICIT)

                  In February 2000, the Company raised an aggregate $135,600 in an offering of its common stock. The offering was made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, and Regulation D of such act.

                  In April 2000,  the  Company  amended  its  contract  with its
         investment   banker,   which  entitled  the  investment  banker  to  an
         additional 100,000 shares of common stock.

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

5.       NOTES PAYABLE

                  In February, March, June and September 2000, the Company obtained bridge loans totaling $505,000 through the issuance of 14% promissory notes to 14 accredited investors. The terms of the financing additionally provided for the issuance of five-year warrants to purchase an aggregate of 250,000 shares of the Company's common stock at $0.01 per share, and provided for certain registration rights. The promissory notes require monthly interest payments, mature in six months and are extendible for two 90-day periods upon issuance of additional warrants for an aggregate 235,000 shares exercisable at $0.01 per share for each extension. In August 2000, the Company extended the terms of ten of the bridge loans for an additional 90 days, and, in connection therewith, issued warrants for an additional 137,500 shares. As of September 30, 2000, warrants to purchase an aggregate 275,000 shares of common stock have been exercised at an aggregate exercise price of $2,800.

                  In March 2000, the Company obtained bridge loans totaling $500,000 through the issuance of 14% promissory notes to two accredited investors. The terms of the financing additionally provided for the issuance of five-year warrants to purchase 100,000 shares of the Company's common stock at $0.01 per share, and provided for certain registration rights. The promissory notes require quarterly interest payments, mature in six months, and initially were extendible for two 90-day periods upon issuance of additional warrants for an aggregate 10,000 shares exercisable at $0.01 per share for each extension. In October 2000, the terms of the two bridge loans were amended to provide that, in the event of a second 90-day extension, the Company will issue warrants to purchase an aggregate 160,000 shares of common stock. On March 8, 2000, the bridge loan investors exercised their warrants and purchased 100,000 shares of common stock of the Company at an aggregate exercise price of $1,000. In August 2000, the Company extended the terms of the two bridge loans for an additional 90 days, and, in connection therewith, issued warrants for an additional 10,000 shares, of which warrants to purchase an aggregate 5,000 shares of common stock have been exercised at an aggregate exercise price of $50 as of September 30, 2000.

                  In August 2000, the Company obtained a short-term loan of $100,000 from Timothy J. Kilkenny, Chairman of the board and CEO, through the issuance of a 9% promissory note. The terms of the financing additionally provided for the issuance of five-year warrants to purchase an aggregate of 50,000 shares of the Company's common stock at $0.01 per share, and provided for certain registration rights. The promissory note requires monthly interest payments, matures on the earlier of (i) the date which is within five days of receipt of funds by the Company of any offering raising gross proceeds to the Company of at least $1,000,000 or (ii) in three months, and is extendible for two 90-day periods upon issuance of additional warrants for an aggregate 50,000 shares exercisable at $0.01 per share for each extension.

                  A  portion  of  the  proceeds  of the  bridge  loans  and  Mr.
         Kilkenny's short-term loan have been allocated to the warrants and accounted for as additional paid-in capital. The allocation was based on the estimated relative fair values of the loans and the warrants and resulted in a discount on the loans of approximately $748,000. This discount is being amortized as interest expense over the life of the loans using the interest method.

                  A building acquired in conjunction with the acquisition of Harvest Communications, Inc. was sold in June 2000. The sale was a cashless transaction, and the net proceeds from the sale were applied to the SBA loan that originally provided the proceeds to purchase the building. Net proceeds from the transaction exceeded the carrying value of the building by approximately $5,000. This amount was recorded as a reduction of cost in excess of net assets of businesses acquired.

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

                  These acquisitions were accounted for as purchases. The aggregate purchase price has been allocated to the underlying net assets purchased or net liabilities assumed based on their estimated fair values at the respective acquisition date. This allocation results in cost in excess of net assets of businesses acquired of $2.4 million, which is being amortized over the estimated periods benefited of three to five years. Prior to the acquisitions, each of FOT, FOB, Harvest and FON was a customer of the Company's Internet service provider access services.

                  The unaudited pro forma combined historical results, as if the entities listed above (excluding FOT and FON) had been acquired at the beginning of the nine months ended September 30, 2000 and 1999, respectively, are included in the table below.

                                                           Nine months ended
                                                             September 30,
                                                      -------------------------
                                                          2000          1999
                                                      -----------    ----------
                   Revenue                            $ 1,406,953    $1,483,340
                   Net loss                           $(2,438,343)   $ (455,157)
                   Basic and diluted loss per share   $     (0.79)   $    (0.24)

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

7.       MANAGEMENT'S PLANS

                  On September 29, 2000, the Company began offering through a private placement a minimum of $700,000 and a maximum of $2.0 million in the form of three-year term 11% convertible promissory notes (the "Notes"), which can be increased to $2.5 million at the election of the Placement Agent (the initial closing of $700,000 occurred on November 9, 2000). Each of the Notes is convertible into common stock of the Company at the election of the holder thereof, at a conversion rate of $1.00 per share, subject to adjustment under certain circumstances. The Notes are accompanied by warrants to purchase a number of shares of the Company's common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00. Said warrants may be exercised at any time after the date of grant for five years at a price of $0.01 per share. The Company will utilize the funds from this offering primarily for the retirement of debt, completion of its NOC and working capital. Additionally, $1,005,000 of bridge loans were exchanged for Notes on November 9, 2000.

                  The planned expansion of the Company's business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Current cash balances will not be sufficient to fund the Company's current business plan beyond the next three months. As a consequence, the Company is currently seeking additional convertible debt  and/or  equity  financing  as well as the  placement  of a credit facility to fund the Company's liquidity. There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion is qualified in its entirety by the more detailed information in the Company's Form 10-KSB and the financial statements contained therein, including the notes thereto, and the Company's other periodic reports and all Current Reports on Form 8-K filed with the Securities and Exchange Commission since December 31, 1999 (collectively referred to as the "Disclosure Documents"). Certain forward-looking statements contained herein and in such Disclosure Documents regarding the Company's business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the telecommunications industry, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained herein represent the Company's judgment as of the date hereof. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. As used herein, the word "Company" means FullNet Communications, Inc. and its wholly owned subsidiaries, FullNet, Inc. ("FullNet"), FullSolutions, Inc. ("FullSolutions"), FullTel, Inc. ("FullTel") and FullWeb, Inc. ("FullWeb"), a wholly owned subsidiary of FullSolutions, unless the context indicates otherwise.

Overview

         FullNet Communications Inc. (the "Company") is a regional integrated communications provider ("ICP") offering integrated communications and network solutions to individuals, businesses, organizations, educational institutions, and government agencies. Through its subsidiaries, the Company provides high quality, reliable and scaleable Internet, telephony, and network solutions designed to meet customer needs. Services include:

o    High margin carrier-neutral telecommunications grade co-location facilities
o Dial-up and direct high-speed connectivity to the Internet under the FullNet brand name
o    Web site design, hosting and server co-location for businesses
o    Wireless broadband Internet, voice and data access services
o Network design, management, optimization, and ongoing support and maintenance for businesses
o    Backbone  services  to  small  Internet  Service  Providers   ("ISPs")  and
     businesses
o    Global domain name registration services (expected to commence in 2001)

         The Company's principal executive offices are located at 200 North Harvey Avenue, Suite 1704, Oklahoma City, Oklahoma 73102, and its telephone number is (405) 232-0958. The Company also maintains an Internet site on the World Wide Web ("WWW") at www.fullnet.net. Information contained on the Company's website is not, and should not be deemed to be, a part of this Form 10-QSB.

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

         In 1997 the Company continued its focus on being a backbone provider by upgrading and acquiring more equipment. The Company also started offering its own ISP brand access and services to its wholesale customers. As of September 30, 2000, there were two ISPs in Oklahoma that used the FullNet brand name where the Company provides the backbone to the Internet. There are an additional two ISPs that use a private label brand name, where the Company is their access backbone and provides their technical support, managing and operating their systems on an outsource basis. Additionally, the Company provides high-speed broadband connectivity, website hosting, network management and consulting solutions to over 50 businesses in Oklahoma.

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

         With the incorporation of FullTel and the acquisition of FullWeb, the Company's current business strategy is to become the dominant ICP in Oklahoma and surrounding states, focusing on rural areas. The Company expects to grow through the acquisition of additional customers for its carrier-neutral co-location space, commencement of domain name registration (expected to begin during 2001), acquisition of ISPs and network solutions providers, as well as through a FullNet brand marketing campaign. During the first nine months of 2000, the Company has completed four separate acquisitions of ISP companies, operating in, respectively, Tahlequah, Oklahoma, Bartlesville, Oklahoma, Enid, Oklahoma and Nowata, Oklahoma.

         During the month of February 2000, trading of the Company's common stock began trading on the OTC Bulletin Board under the symbol FULO. While the Company's common stock trades on the OTC Bulletin Board, it is very thinly traded, and there can be no assurance that stockholders will be able to sell their shares should they desire to do so. Any market for the common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the price may be volatile.

         On June 20, 2000, the Company entered into a contract to provide co-location services to KMC Telecom V, Inc. ("KMC"), a facilities-based competitive local exchange carrier ("CLEC"). The agreement extends until January 31, 2004. Under the terms of the contract, KMC will pay the Company $44,500 per month to provide co-location and support services for KMC's telecommunications equipment at the Company's Network Operations Center ("NOC") in Oklahoma City, Oklahoma. The Company is building out its NOC and expects to complete the project during the fourth quarter of 2000. KMC moved into the Company's NOC and began making payments pursuant to the agreement during the third quarter of 2000. The Company plans to market additional carrier neutral co-location solutions in its NOC to other CLECs, ISPs and web-hosting companies.

         The Company's co-location facility is carrier neutral, so customers may choose among competitive offerings rather than being restricted to one carrier. When fully completed, the NOC will be Telco-grade, so as to provide customers the highest level of operative reliability and security. The Company offers flexible space arrangements for customers, 24 hour onsite support and both battery and generator backup.

Recent Developments

         On September 29, 2000, the Company began offering through a private placement a minimum of $700,000 and a maximum of $2.0 million in the form of three-year term 11% convertible promissory notes (the "Notes"), which can be increased to $2.5 million at the election of the Placement Agent (the initial closing of $700,000 occurred on November 9, 2000). Each of the Notes is convertible into common stock of the Company at the election of the holder thereof, at a conversion rate of $1.00 per share, subject to adjustment under certain circumstances. The Notes are accompanied by warrants to purchase a number of shares of the Company's common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00. Said warrants may be exercised at any time after the date of grant for five years at a price of $0.01 per share. The Company will utilize the funds from this offering for primarily for the retirement of debt, completion of its NOC, and working capital. Additionally, $1,005,000 of bridge loans were exchanged for Notes on November 9, 2000.



Results of Operations

         The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2000 and 1999:

                                                     Three Months Ended                    Nine months Ended
                                               --------------------------------    ----------------------------------
                                               September 30,    September 30,      September 30,      September 30,
                                                    2000             1999               2000               1999
                                               --------------- ----------------    ----------------------------------
Revenues:
  Access service revenues                             64.7%           49.2%              58.3%              46.6%
  Network solutions and other revenues                35.3            50.8                41.7              53.4
                                                ----------      ----------          ----------         ---------
Total revenues                                       100.0           100.0               100.0             100.0

Cost of access service revenues                       34.8            19.3                28.6              18.4
Cost of network solutions and other revenues          11.4            17.6                15.5              17.7
Selling, general and administrative expenses         136.4            87.9               136.0              78.9
Depreciation and amortization                         54.0            12.3                43.5               9.0
                                                ----------      ----------          ----------         ---------
Total operating costs and expenses                   236.6           137.1               223.6             124.0

Loss from operations                               (136.6)          (37.2)             (123.6)            (24.0)

Interest expense                                      89.1             6.8                55.7               7.0
Other expense                                          9.4             3.6                 4.4               4.9
                                                ----------      ----------          ----------         ---------
Net loss                                           (235.1)%          (47.6)%           (183.7)%            (35.9)%
                                                ==========      ===========         ==========         ==========


Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999

Revenues

         Access service revenues increased $147,000 to $267,000 for the three months ended September 30, 2000 from $119,000 for the three months ended September 30, 1999. This additional revenue is due to the acquisition of three ISPs in the first quarter 2000 and one ISP in June 2000.

         Network solution and other revenues increased $23,000 to $146,000 for the three months ended September 30, 2000 from $123,000 for the three months ended September 30, 1999. The increase is attributable to the commencement of the Company's carrier-neutral colocation revenues of $18,000 in September 2000. Revenues from server co-location grew $26,000 from $21,000 for the three months ended September 30, 1999 to $47,000 for the three months ended September 30, 2000, due primarily to the addition of one significant client during 2000. Equipment sales decreased $21,000 from $32,000 for the three months ended September 30, 1999 to $11,000 for the three months ended September 30, 2000. The Company historically has not actively marketed its network solutions sales, and has typically made such sales to its existing customer base.

Operating costs and Expenses

         Cost of access service revenues increased $96,000 from $47,000 for the three months ended September 30, 1999 to $143,000 for the three months ended September 30, 2000. The increase in costs is attributable primarily to $80,000 of connectivity costs incurred in conjunction with the access service customers acquired during 2000 in four Oklahoma towns: Enid, Bartlesville, Nowata and Tahlequah.

         Selling, general and administrative expenses increased $349,000 to $562,000 for the three months ended September 30, 2000 from $213,000 for the three months ended September 30, 1999. This increase is comprised principally of an increase in professional fees of $211,000 from $23,000 for the three months ended September 30, 1999 to $234,000 for the three months ended September 30, 2000. Of the increase in professional fees, $126,000 is related to cash and the fair value of common stock issued to the Company's investment banker pursuant to the terms of financial advisory and placement agreements dated September 1999 and as amended in April 2000. Additional rent expense of $16,000 over the prior comparative quarter related to the Company's new office space, rented in 2000, which will house the Company's NOC. Payroll expenses increased $130,000 from $126,000 for the three months ended September 30, 1999 to $256,000 for the three months ended September 30, 2000.

         Depreciation and amortization expense increased $192,000 from $30,000 for the three months ended September 30, 1999 to $222,000 for the three months ended September 30, 2000. Of this increase, $137,000 is attributable to the amortization of cost in excess of net assets of businesses acquired relating to the four ISP acquisitions closed in 2000. An increase of $16,000 of amortization of cost in excess of net assets of businesses acquired is attributable to the effect of shortening the estimated period of benefit to five years for the acquisition of FullWeb in 1998 that was originally being amortized over fifteen years. The remaining increase is attributable to depreciation expense related to 2000 fixed asset additions.

Interest Expense

         Interest expense increased $350,000 to $367,000 for the three months ended September 30, 2000 from $17,000 for the three months ended September 30, 1999. This increase is due to $304,000 of interest expense recorded for the three months ended September 30, 2000 associated with amortization of the loan discount relating to bridge financing issued with warrants, and $31,000 of interest expense on bridge financing obtained in 2000. The increase is attributable to interest expense of $9,000 on notes issued in conjunction with four acquisitions during 2000 and loans assumed in conjunction with the acquisition of Harvest Communications, Inc. ("Harvest Communications"). See "-Liquidity and Capital Resources-Acquisitions."

Other Expense

         Other expense increased $30,000 to $39,000 for the three months ended September 30, 2000 from $9,000 for the three months ended September 30, 1999. The most significant portion of the increase was attributable to $18,000 in fees paid to local exchange carriers for the collocation of DSL equipment with such carriers in three cities, a necessary predicate to enable the Company to provide DSL services during 2001.

Nine months Ended September 30, 2000 compared to Nine months Ended September 30, 1999.

Revenues

         Access service revenues increased $335,000 from $409,000 for the nine months ended September 30, 1999 to $744,000 for the nine months ended September 30, 2000. This additional revenue is due to the acquisition of four ISPs during the first nine months of 2000, which also accounts for an increase in dial-up Internet access revenue of approximately $363,000. The Company realized a decrease in Internet backbone service revenues of approximately $40,000 during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, due to the Company's acquisition of four ISPs in 2000 that previously had been customers of the Company's Internet backbone services. Wireless Internet connectivity revenues, which commenced in March 2000, were $18,000 for the seven months ended September 30, 2000.

         Network solution and other revenues increased $65,000 from $469,000 for the nine months ended September 30, 1999 to $533,000 for the nine months ended September 30, 2000. The increase is attributable to growth in server co-location of $75,000, of which $53,000 relates to one customer that was added during 2000. The Company commenced its carrier-neutral co-location services during 2000 and recognized revenues for installation revenues and carrier-neutral co-location services of $33,000 and $18,000, respectively, for the nine months ended September 30, 2000 over the previous comparable period. The Company acquired Harvest Communications, an authorized Voice Stream agent, on February 29, 2000. Voice Stream phone sales were $42,000 for the nine months ended September 30, 2000. Equipment sales decreased $67,000 from $156,000 for the nine months ended September 30, 1999 to $89,000 for the nine months ended September 30, 2000. The Company historically has not actively marketed its network solutions sales, and has typically made such sales to its existing customer base. Other income decreased $26,000 from $27,000 for the nine months ended September 30, 1999 to $1,000 for the nine months ended September 30, 2000. FullWeb sold a domain name for approximately $25,000 during 1999 that comprised substantially all of the other income during 1999. Setup fees for dial-up customers decreased $23,000 from $30,000 for the nine months ended September 30, 1999 to $7,000 for the nine months ended September 30, 2000. This decrease is due to the Company acquiring four of the resellers during 2000 to which it had charged these fees during 1999.

Operating Costs and Expenses

         Cost of access service revenues increased $204,000 from $161,000 for the nine months ended September 30, 1999 to $365,000 for the nine months ended September 30, 2000, due to the increased costs of providing Internet access in Tahlequah, Bartlesville, Enid and Nowata relating to the acquisition of ISPs in those towns during the nine months ended September 30, 2000. The increase in costs is attributable primarily to $185,000 of connectivity costs incurred in conjunction with the access service customers acquired during 2000 in four Oklahoma towns: Enid, Bartlesville, Nowata and Tahlequah. In addition, credit card processing fees and independent sales representative commissions increased $5,000 and $4,000, respectively, over the prior comparable quarter.

         Cost of network solutions and other revenues increased $42,000 from $150,000 for the nine months ended September 30, 1999 to $197,000 for the nine months ended September 30, 2000. This increase is primarily due to the increase in costs of bandwidth of $50,000 incurred by FullWeb to service the increase in the number of web hosting and co-location customers over the prior comparative quarter. The Company acquired Harvest Communications, an authorized Voice Stream agent, on February 29, 2000. Voice stream cost of sales were $19,000 for the nine months ended September 30, 2000. Cost of equipment sales decreased $38,000 from $102,000 for the nine months ended September 30, 1999 to $64,000 for the nine months ended September 30, 2000. Installation expense for wireless Internet connectivity increased $8,000 for the nine months ended September 30, 2000 over the prior comparable quarter.

         Selling, general and administrative expenses increased $1,044,000 from $692,000 for the nine months ended September 30, 1999 to $1,736,000 for the nine months ended September 30, 2000. The increase includes an increase in payroll costs of $204,000 over the prior comparable quarter related to the hiring of additional personnel. Professional fees increased $535,000 to $602,000 during the nine months ended September 30, 2000 from $67,000 for the nine months ended September 30, 1999. Professional fees include legal, accounting, investment banking and consulting fees. Approximately $304,000 of the $602,000 of professional fees for the nine months ended September 30, 2000 is attributable to noncash expenses relating to the fair value of common stock issued for investment banking services. Legal fees, consulting fees and investment banking fees increased $97,000, $124,000 and $63,000 from $3,000, $15,000 and $14,000, respectively, for the nine months ended September 30, 1999 to $100,000, $139,000 and $77,000, respectively, for the nine months ended September 30, 2000. Rent expense, advertising, dues and subscriptions, insurance premiums, repairs and maintenance and equipment rental expense increased $50,000, $26,000, $22,000, $35,000, $12,000 and $15,000, respectively, for the nine months ended September 30, 2000 over the prior comparable period. Additionally, there were various other expenses that increased for the nine months ended September 30, 2000 over the prior comparable period in respective amounts less than $10,000, including office supplies, postage and delivery, operating leases, long distance, computer supplies and utility expenses.

         Depreciation and amortization expense increased $477,000 from $79,000 for the nine months ended September 30, 1999 to $556,000 for the nine months ended September 30, 2000. Amortization of cost in excess of net assets of businesses acquired increased $392,000 to $411,000 for the nine months ended September 30, 2000 to from $19,000 for the nine months ended September 30, 1999. The remainder of the increase is attributable to depreciation expense related to the purchase of equipment and equipment acquired through acquisition during the nine months ended September 30, 2000.

Interest Expense

         Interest expense increased $650,000 from $61,000 for the nine months ended September 30, 1999 to $711,000 for the nine months ended September 2000. This increase is due to $575,000 of interest expense recorded for the nine months ended September 30, 2000 associated with amortization of the loan discount relating to bridge financing issued with warrants, and $63,000 of interest expense on bridge financing obtained in 2000. In addition, the Company incurred interest expense of $12,000 on notes issued in conjunction with four acquisitions during 2000 and loans assumed in conjunction with the Harvest Communications merger.

Other Expense

         Other expense increased $14,000 from $43,000 for the nine months ended September 30, 1999 to $57,000 for the nine months ended September 30, 2000. The most significant portion of the increase was attributable to $24,000 in fees paid to local exchange carriers for the collocation of DSL equipment with such carriers in three cities, a necessary predicate to enable the Company to provide DSL services during 2001.

Liquidity and Capital Resources

         The Company used $693,000 and $103,000 of cash for operating activities for the nine months ended September 30, 2000 and 1999, respectively, as a result of a net loss for the periods. As of September 30, 2000, the Company had $111 in cash and $2,496,000 in current liabilities, including $1,105,000 of bridge financing that was negotiated with three-month or six-month terms and $183,000 of deferred revenues that will not require settlement in cash. On November 9, 2000, $1,005,000 of the bridge loans were exchanged for three-year notes. See "-Financing Activities," below.

         Capital expenditures relating to business acquisitions net of cash acquired were $127,000 for the nine months ended September 30, 2000. In addition, property, plant and equipment purchases amounted to $363,000 for the nine months ended September 30, 2000, The Company also received net proceeds of $110,000 from the sale of a building acquired in conjunction with the Harvest Communications merger. Proceeds received from the sale were used to repay the note payable relating to the building.

         Net cash provided by financing activities was $1,060,000 and $309,000 for the nine months ended September 30, 2000 and 1999, respectively. The cash provided in 2000 was due primarily to the issuance of bridge notes payable and the sale of equity securities pursuant to Regulation D of the Securities Act of 1933. The Company received net proceeds of $1,038,000 from the bridge financing and $123,000 from the Regulation D offering.

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

         The Company expects to make additional capital outlays exceeding $2 million during 2001 in order to continue activities called for in its current business plan and to fund expected operating losses. As the Company's cost of developing new networks and services, funding other strategic initiatives and operating its business will depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by the Company, regulatory changes, and actions taken by competitors in response to the Company's strategic initiatives), it is almost certain that actual costs and revenues will vary from expected amounts, very likely to a material degree, and that such variations are likely to affect the Company's future capital requirements. Current cash balances will not be sufficient to fund the Company's current business plan beyond the next three months. As a consequence, the Company currently is seeking additional convertible debt and/or equity financing as well as the placement of a credit facility to fund the Company's liquidity needs. There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.

         The ability of the Company to fund the capital expenditures and other costs contemplated by its business plan and to make scheduled payments with respect to bank and other borrowings will depend upon, among other things, its ability to seek and obtain additional financing within the next year. Capital will be needed in order to implement its business plan, deploy its network, expand its operations and obtain and retain a significant number of customers in its target markets. Each of these factors is, to a large extent, subject to economic, financial, competitive, political, regulatory and other factors, many of which are beyond the Company's control.

         No assurance can be given that the Company will be successful in developing and maintaining a level of cash flow from operations sufficient to permit it to pay the principal of, and interest and any other payments on, outstanding indebtedness. If the Company is unable to generate sufficient cash flow from operations to service its indebtedness, it will have to modify its growth plans, limit its capital expenditures, restructure or refinance its indebtedness or seek additional capital or liquidate its assets. There can be no assurance (i) that any of these strategies could be effected on satisfactory terms, if at all, or (ii) that any such strategy would yield sufficient proceeds to service the Company's debt or otherwise adequately fund operations.

Acquisitions

         The Company's acquisition strategy is designed to leverage its existing network backbone and internal operations to enable it to enter new markets in Oklahoma, Arkansas and Kansas, as well as to expand its presence in existing markets, and to benefit from economies of scale.

         The Company has acquired four Internet service provider businesses in Oklahoma during the nine months ended September 30, 2000.

         On January 25, 2000, the Company entered into an Asset Purchase Agreement with FullNet of Tahlequah, Inc. ("FOT"), an Oklahoma corporation, in which the Company purchased substantially all of FOT's assets including approximately 400 individual and business Internet access accounts. The Company paid FOT an aggregate amount of $97,735, comprised of $35,890 in cash and a note payable for $61,845. The note is payable in eighteen monthly installments.

         On February 4, 2000, the Company entered into an Asset Purchase Agreement with David Looper, d/b/a FullNet of Bartlesville ("FOB"), a sole proprietorship, in which the Company purchased substantially all of FOB's assets, including approximately 400 individual and business Internet access accounts. The Company paid FOB an aggregate amount of $178,400, payable in 42,744 shares of the Company's common stock (valued for purposes of the acquisition at $3.00 per share) and a note payable for $50,168. The note bears an interest rate of 8% per annum, with the principal and interest thereon payable on earlier to occur of (a) the closing of any private equity placement in excess of $351,000, (b) the closing of any underwritten offering of the Company's common stock, or (c) one year from the closing date of the Asset Purchase Agreement.

         On February 29, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Harvest Communications, an Oklahoma corporation, pursuant to which Harvest merged with and into FullNet. Harvest had approximately 2,500 individual and business dial up Internet access accounts, 15 wireless Internet access accounts and 35 web-hosting accounts. Pursuant to the terms of the Merger Agreement, the Company paid the shareholders of Harvest an aggregate amount of $1,912,500 payable in 537,500 shares of the Company's common stock (valued for purposes of the merger at $3.00 per share), a note payable for $175,000 and $125,000 in cash. The note bears an interest rate of 8% per annum, with the principal and interest thereon payable on the earlier to occur of (a) the closing of any single funding (whether debt or equity) obtained by the Company subsequent to the date of the Merger Agreement in an aggregate amount of at least $2,000,000, (b) the closing of any underwritten offering of the Company's common stock, or (c) March 6, 2001.

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

         These acquisitions were accounted for as purchases. The aggregate purchase price has been allocated to the underlying net assets purchased or net liabilities assumed based on their estimated fair values at the respective acquisition date. This allocation results in cost in excess of net assets of businesses acquired of $2.4 million, which is being amortized over the estimated periods benefited of three to five years. Prior to the acquisitions, each of FOT, FOB FON and Harvest was a customer of the Company's ISP access services.

Financing Activities

         In February 2000, the Company raised an aggregate $135,600 in an offering of its common stock. The offering was made pursuant to an exemption from the registration requirements of the Securities Act pursuant to Regulation D of such act.

         In February, March, June and September 2000, the Company obtained bridge loans totaling $505,000 through the issuance of 14% promissory notes to 14 accredited investors. The terms of the financing additionally provided for the issuance of five-year warrants to purchase an aggregate of 250,000 shares of the Company's common stock at $0.01 per share, and provided for certain registration rights. The promissory notes require monthly interest payments, mature in six months and are extendible for two 90-day periods upon issuance of additional warrants for an aggregate 235,000 shares exercisable at $0.01 per share for each extension. In August 2000, the Company extended the terms of ten of the bridge loans for an additional 90 days, and, in connection therewith, issued warrants for an additional 137,500 shares. As of September 30, 2000, warrants to purchase an aggregate 275,000 shares of common stock have been exercised at an aggregate exercise price of $2,800.

         In March 2000, the Company obtained bridge loans totaling $500,000 through the issuance of 14% promissory notes to two accredited investors. The terms of the financing additionally provided for the issuance of five-year warrants to purchase 100,000 shares of the Company's common stock at $0.01 per share, and provided for certain registration rights. The promissory notes require quarterly interest payments, mature in six months, and initially were extendible for two 90-day periods upon issuance of additional warrants for an aggregate 10,000 shares exercisable at $0.01 per share for each extension. In October 2000, the terms of the two bridge loans were amended to provide that, in the event of a second 90-day extension, the Company will issue warrants to purchase an aggregate 160,000 shares of common stock. On March 8, 2000, the bridge loan investors exercised their warrants and purchased 100,000 shares of common stock of the Company at an aggregate exercise price of $1,000. In August 2000, the Company extended the terms of the two bridge loans for an additional 90 days, and, in connection therewith, issued warrants for an additional 10,000 shares, of which warrants to purchase an aggregate 5,000 shares of common stock have been exercised at an aggregate exercise price of $50 as of September 30, 2000.

         In August 2000, the Company obtained a short-term loan of $100,000 from Timothy J. Kilkenny, Chairman of the board and CEO, through the issuance of a 9% promissory note. The terms of the financing additionally provided for the issuance of five year warrants to purchase an aggregate of 50,000 shares of the Company's common stock at $0.01 per share, and provided for certain registration rights. The promissory note requires monthly interest payments, matures on the earlier of (i) the date which is within five days of receipt of funds by the Company of any offering raising gross proceeds to the Company of at least $1,000,000 or (ii) in three months, and is extendible for two 90-day periods upon issuance of additional warrants for an aggregate 50,000 shares exercisable at $0.01 per share for each extension.

         Proceeds  from  the  Regulation  D  offering,   bridge  loans  and  the
short-term loan from Mr. Kilkenny were used for acquisitions, working capital and general corporate purposes.

         On September 29, 2000, the Company began offering through a private placement a minimum of $700,000 and a maximum of $2.0 million in the form of three-year term 11% convertible promissory notes (the "Notes"), which can be increased to $2.5 million at the election of the Placement Agent. The initial closing of $700,000 occurred on November 9, 2000. Each of the Notes is convertible into common stock of the Company at the election of the holder thereof, at a conversion rate of $1.00 per share, subject to adjustment under certain circumstances. The Notes are accompanied by warrants to purchase a number of shares of the Company's common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00. Said warrants may be exercised at any time after the date of grant for five years at a price of $0.01 per share. The Company will utilize the funds from this offering for primarily for the retirement of debt, completion of its NOC and working capital. Additionally, $1,005,000 of bridge loans were converted to the Notes on November 9, 2000.

                            PART II-OTHER INFORMATION

Item 2.      Changes in Securities

         See  "Item  2.   Management's   Discussion  and  Analysis  or  Plan  of
Operation-Financing   Activities"  of  this  Report,   incorporated   herein  by
reference.

Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits

                   Exhibit
                   Number                      Exhibit
               ---------------         -------------------------
                   *27.1               Financial Data Schedule.


               -------------------------------
               *Filed electronically herewith.

             (b)   Reports on Form 8-K

                   None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FULLNET COMMUNICATIONS, INC.,
                                    An Oklahoma corporation



Date:  November 14, 2000            /s/ Timothy J. Kilkenny
                                    --------------------------------------------
                                    Timothy J. Kilkenny
                                    Chairman of the Board of Directors;
                                    President and Chief Executive Officer


Date: November 14, 2000             /s/ Travis Lane
                                    --------------------------------------------
                                    Travis Lane
                                    Vice-President and Chief Accounting Officer
                                    (Chief Accounting Officer)

                                INDEX TO EXHIBITS

  Exhibit
   Number        Name of Exhibit                                        Page
  -------        ---------------                                        ----

    27.1         Financial Data Schedule                                 24