Form 10KSB
period 2000-12-31
FULLNET COMMUNICATIONS INC
filed 2001-04-02
CIK 1092570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For fiscal year ended December 31, 2000

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________

                        Commission File Number: 000-27031

                          FULLNET COMMUNICATIONS, INC.

             (Exact Name of Registrant as Specified in its Charter)

               OKLAHOMA                                 73-1473361
            --------------                            --------------

       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)

                      201 Robert S. Kerr Avenue, Suite 210
                          Oklahoma City, Oklahoma 73102

                    (Address of principal executive offices)

                                 (405) 236-8200

                         (Registrant's telephone number)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
- -------------------                    -----------------------------------------


Common Stock, $0.00001 Par Value                         None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year were $1,915,638

The aggregate market value of the registrant's common stock, $0.00001 par value, held by non-affiliates of the Registrant as of March 23, 2001 was $1,909,975 based on the closing price of $.88 per share on that date as reported by the NASD Electronic Bulletin Board. As of March 23, 2001, 4,160,275 shares of the registrant's common stock, $0.00001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          FULLNET COMMUNICATIONS, INC.
                                   FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2000


                                TABLE OF CONTENTS


                                     PART I.

Item 1.  Description Of Business...............................................4
Item 2.  Description of Property..............................................17
Item 3.  Legal Proceedings....................................................17
Item 4.  Submission of Matters to a Vote of Security Holders..................17

                                    PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.............17
Item 6.  Management's Discussion and Analysis or Plan of Operation............19
Item 7.  Financial Statements.................................................23
Item 8.  Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure............................................23

                               PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
          Compliance with Section 16(a) of the Exchange Act...................23
Item 10. Executive Compensation...............................................24
Item 11. Security Ownership of Certain Beneficial Owners and Management.......26
Item 12. Certain Relationships and Related Transactions.......................27
Item 13. Exhibits and Reports on Form 8-K.....................................28

SIGNATURES....................................................................31

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Annual Report on Form 10-KSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In particular, we direct your attention to Item 1. Description of Business, Item 2. Description of Property, Item 3. Legal Proceedings, Item 6. Management's Discussion and Analysis or Plan of Operation, and Item 7. Financial Statements and Supplementary Data. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

         Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations, including the following:

- -        We may lose subscribers or fail to grow our subscriber base;
- -        We may not  successfully  integrate new  subscribers or assets obtained through acquisitions;
- -        We may fail to compete with existing and new competitors;
- -        We may not be able to sustain our current growth;
- -        We may not adequately respond to technological  developments  impacting the Internet;
- -        We may experience a major system failure;
- -        We may not be able to find needed financing.

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

                                     PART I


Item 1. Description Of Business

General

         We are a regional integrated communications provider ("ICP") offering integrated communications and Internet connectivity to individuals, businesses, organizations, educational institutions and government agencies. Through our subsidiaries, we provide high quality, reliable and scalable Internet access, web space design and hosting, and equipment co-location. Our overall strategy is to become the dominant ICP and Internet service provider ("ISP") for residents and small to medium-sized businesses in Oklahoma and contiguous states.

         References  to us in  this  Annual  Report  include  our  subsidiaries:
FullNet, Inc. ("FullNet"), FullTel, Inc. ("FullTel"), and FullWeb, Inc. ("FullWeb"). Our principal executive offices are located at 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102, and our telephone number is
(405) 236-8200. We also maintain an Internet site on the World Wide Web ("WWW") at www.fullnet.net. Information contained on our Web site is not, and should not be deemed to be, a part of this Annual Report on Form 10-KSB.

Company History

         We were founded in 1995 as CEN-COM of Oklahoma, Inc., an Oklahoma corporation, to bring dial-up Internet access and education to rural locations in Oklahoma that did not have dial-up Internet access. We changed our name to FullNet Communications, Inc. in December 1995, and shifted our focus from offering dial-up services to providing wholesale and private label network connectivity and related services to other ISPs. During 1995 and 1996, we furnished wholesale and private label network connectivity services to ISPs in Bartlesville, Cushing, Durant, Perry, Tahlequah, and Tulsa. During 1996, we sold our ISP operations in Enid, Oklahoma and began ISP operations in Ponca City, Oklahoma.

         In 1997 we continued our focus on being a backbone provider by upgrading and acquiring more equipment. We also started offering our own ISP brand access and services to our wholesale customers. As of December 31, 2000, there were two ISPs in Oklahoma that used the FullNet brand name where we provide the backbone to the Internet. There are an additional two ISPs that use a private label brand name, where we are their access backbone and provide their technical support, managing and operating their systems on an outsource basis. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to over 60 businesses in Oklahoma.

         In 1998 our gross revenues exceeded $1,000,000 and we made the Metro Oklahoma City Top 50 Fastest Growing Companies list. In 1998 we commenced the process of organizing a competitive local exchange carrier ("CLEC") through FullTel, and acquired Animus Communications, Inc. ("Animus"), a wholesale Web-service company, thereby enabling us to become a total solutions provider to individuals and companies seeking a "one-stop shop" in Oklahoma. Animus was renamed FullWeb in January 2000.

         With the  incorporation of FullTel and the acquisition of FullWeb,  our current business strategy is to become the dominant ICP in Oklahoma and surrounding states, focusing on rural areas. We expect to grow through the acquisition of additional customers for our carrier-neutral co-location space, the acquisition of ISPs and network solutions providers, as well as through a FullNet brand marketing campaign. During the year ended December 31, 2000, we completed four separate acquisitions of ISP companies, operating in, respectively, Tahlequah, Oklahoma; Bartlesville, Oklahoma; Enid, Oklahoma; and Nowata, Oklahoma.

         During the month of February 2000, our common stock began trading on the NASD Electronic Bulletin Board under the symbol FULO. While our common stock trades on the NASD Electronic Bulletin Board, it is very thinly traded, and there can be no assurance that stockholders will be able to sell their shares should they desire to do so. Any market for the common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the price may be volatile.

         On June 20, 2000, we entered into a contract to provide co-location services to KMC Telecom V, Inc. ("KMC"), a facilities-based competitive local exchange carrier ("CLEC"). The agreement extends until January 31, 2004. Under the terms of the contract, we are paid $44,500 per month to provide co-location and support services for KMC's telecommunications equipment at our network operations center in Oklahoma City, Oklahoma. We completed our network operations center during the first quarter of 2001. KMC moved into our network operations center and began making payments pursuant to the agreement during the third quarter of 2000. We plan to market additional carrier neutral co-location solutions in our network operations center to other CLECs, ISPs and web-hosting companies.

         Our co-location facility is carrier neutral, so customers may choose among competitive offerings rather than being restricted to one carrier. Our network operations center is Telco-grade, so as to provide customers the highest level of operative reliability and security. We offer flexible space arrangements for customers, 24 hour onsite support and both battery and generator backup.

Recent Events

Mergers and Acquisitions

         Our acquisition strategy is designed to leverage our existing network backbone and internal operations to enable us to enter new markets in Oklahoma, Arkansas and Kansas, as well as to expand our presence in existing markets, and to benefit from economies of scale.

         On February 28, 2001, we purchased substantially all of the assets of LawtonNET Communications (LAWTONNET), an Oklahoma sole proprietorship, including approximately 700 individual and business Internet access accounts. Pursuant to the terms of the asset purchase agreement we issued LAWTONNET 35,000 shares of our common stock. In addition, we will pay LAWTONNET an amount based upon the future collected revenues received from all active LAWTONNET customers transferred to us at the time of closing net of the 100% recovery of the $30,000 advance payments made to LAWTONNET during the 30 days following closing.

         On February 28, 2001, we purchased substantially all of the assets of Computer Concepts & Research, Inc., d/b/a SONET Communications (SONET), an Oklahoma corporation, including approximately 915 individual and business Internet access accounts. Pursuant to the terms of the asset purchase agreement we issued SONET 30,000 shares of our common stock. In addition, we will pay SONET an amount based upon the future collected revenues received from all active SONET customers transferred to us at the time of closing.

         These acquisitions will be accounted for as purchases. The aggregate purchase price will be allocated to the underlying assets purchased on their fair market values at the respective acquisition date.

         We acquired four Internet service provider businesses in Oklahoma during the year ended December 31, 2000.

         On January 25, 2000, we entered into an Asset Purchase Agreement with FullNet of Tahlequah, Inc., an Oklahoma corporation ("FOT"), in which we purchased substantially all of FOT's assets, including approximately 400 individual and business Internet access accounts. We paid FOT an aggregate amount of $97,735, comprised of $35,890 in cash and a note payable for $61,845.

         On February 4, 2000, we entered into an Asset Purchase Agreement with FullNet of Bartlesville ("FOB"), an Oklahoma sole proprietorship in which we purchased substantially all of FOB's assets, including approximately 400 individual and business Internet access accounts. We paid FOB an aggregate amount of $178,400, payable in 42,744 shares of our common stock (valued for purposes of the acquisition at $3.00 per share) and a note payable for $50,168.

         On February 29, 2000, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Harvest Communications, Inc., ("Harvest") an Oklahoma corporation, pursuant to which Harvest merged with and into our subsidiary, FullNet. Harvest had approximately 2,500 individual and business dial-up Internet access accounts, 15 wireless Internet access accounts and 35 Web hosting accounts. Pursuant to the terms of the Merger Agreement, we paid the shareholders of Harvest an aggregate amount of $1,912,500 payable in 537,500 shares of our common stock (valued for purposes of the merger at $3.00 per share), a note payable for $175,000 and $125,000 in cash.

         On June 2, 2000, we entered into an Asset Purchase Agreement with FullNet of Nowata ("FON"), an Oklahoma sole proprietorship, in which we purchased substantially all of FON's assets, including approximately 300 individual and business Internet access accounts. Pursuant to the terms of the Agreement, we agreed to pay FON an aggregate purchase price of $137,000, payable in 38,198 shares of our common stock (valued for purposes of the acquisition at $2.33125 per share) and a note payable for $47,950.

         These acquisitions were accounted for as purchases. The aggregate purchase price has been allocated to the underlying net assets purchased or net liabilities assumed based on their estimated fair values at the respective acquisition date. This allocation results in cost in excess of net assets of businesses acquired of $1.9 million and covenants not to compete of $.5 million, which are being amortized over the estimated periods benefited of two to five years. Prior to the acquisitions, each of FOT, FOB, FON and Harvest was a customer of our ISP access services.

Financing Activities

         In February 2000, we raised an aggregate $135,600 in an offering of our common stock. The offering was made pursuant to an exemption from the registration requirements of Regulation D of the Securities Act. Pursuant to the Regulation D offering, 45,200 shares of common stock were issued.

         In February, March, June and September 2000, we obtained interim loans totaling $505,000 through the issuance of promissory notes bearing interest at 14% per annum to 14 accredited investors. The terms of the financing additionally provided for the issuance of five-year warrants to purchase an aggregate of 250,000 shares of our common stock at $0.01 per share and provided for certain registration rights. The promissory notes required monthly interest payments, matured in six months and were extendible for two 90-day periods upon issuance of additional warrants for an aggregate 250,000 shares exercisable at $0.01 per share for each extension. In August 2000, we extended the terms of ten of the interim loans for an additional 90 days and in connection therewith, issued warrants for an additional 137,500 shares. As of December 31, 2000, warrants to purchase an aggregate 262,500 shares of common stock have been exercised at an aggregate exercise price of $2,625.

         In March 2000, we obtained interim loans totaling $500,000 through the issuance of promissory notes bearing interest at 14% per annum to two accredited investors. The terms of the financing additionally provided for the issuance of five-year warrants to purchase 100,000 shares of our common stock at $0.01 per share, and provided for certain registration rights. The promissory notes required quarterly interest payments, matured in six months and initially were extendible for two 90-day periods upon issuance of additional warrants for an aggregate 10,000 shares exercisable at $0.01 per share for each extension. In October 2000, the terms of the two interim loans were amended to provide that, in the event of a second 90-day extension, we would issue warrants to purchase an aggregate 160,000 shares of common stock. On March 8, 2000, the interim loan investors exercised their warrants and purchased 100,000 shares of our common stock at an aggregate exercise price of $1,000. In August 2000, we extended the terms of the two interim loans for an additional 90 days, and, in connection therewith, issued warrants for an additional 10,000 shares, of which warrants to purchase an aggregate 5,000 shares of common stock have been exercised at an aggregate exercise price of $50 as of December 31, 2000.

         In August 2000, we obtained a short-term  loan of $100,000 from Timothy
J. Kilkenny, Chairman of the board and CEO, through the issuance of a promissory note bearing interest at 9% per annum. The terms of the financing additionally provided for the issuance of five year warrants to purchase an aggregate of 50,000 shares of our common stock at $0.01 per share, and provided for certain registration rights. The promissory note requires monthly interest payments, matures on the earlier of (i) the date which is within five days of receipt of funds by us of any offering raising gross proceeds to us of at least $1,000,000 or (ii) May 2, 2001.

         On September 29, 2000, we began offering through a private placement a minimum of $700,000 and a maximum of $2.0 million in the form of three-year term convertible promissory notes bearing interest at 11% per annum (the "Notes"), which can be increased to $2.5 million at the election of the Placement Agent. The initial closing of $700,000 occurred on November 9, 2000. A second closing of $62,500 occurred on December 1, 2000, and we have subsequently received $100,000 of additional subscriptions to the Notes. Each of the Notes is convertible into our common stock at the election of the holder thereof, at a conversion rate of $1.00 per share, subject to adjustment under certain circumstances. The Notes are accompanied by warrants to purchase a number of shares of our common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00 and provide for certain registration rights.. Said warrants may be exercised at any time after the date of grant for five years at a price of $0.01 per share. We have utilized the funds from this offering for primarily for the retirement of debt, completion of our network operations center and working capital. Additionally, $1,005,000 of interim loans, as discussed above, was converted to the Notes on November 9, 2000. As of December 31, 2000, warrants to purchase an aggregate 267,500 shares of common stock have been exercised at an aggregate exercise price of $2,675. If a registration statement covering the common stock underlying the Notes and the warrants has not been filed with the Securities Exchange Commission (the "SEC") on or before February 28, 2001, the interest rate of the Notes will increase from 11% per annum to 12.5% per annum until the time the registration statement is filed with the SEC and is declared effective. If a registration statement covering the common stock underlying the Notes and the warrants has not been declared effective by the SEC by February 15, 2001, the conversion price of the Notes shall be reduced by 2% to $.98 per share, and shall be reduced by an additional 2% for every 30 days thereafter until the registration is declared effective by the SEC. As of the date of this Annual Report, a registration statement covering the common stock underlying the Notes and the warrants has not been filed with the SEC, as such, the interest rate of the Notes has been increased to 12.5% per annum and the conversion price has been reduced to $.96 per share.

         On January 5, 2001, we entered into an agreement with a third party pursuant to which we obtained an interim loan for $250,000. The agreement provided for the issuance of warrants to purchase 125,000 shares of our common stock at $.01 per share, and certain registration rights. The loan bears interest at 10% per annum. The principal and interest are due on March 31, 2001.

         Proceeds from the February 2000 Regulation D offering, the interim loans, the short-term loan from Mr. Kilkenny and the September 2000 private placement were used for acquisitions, working capital and general corporate purposes.

Industry Overview

The Internet Access and Services Market

         The Internet has emerged as a significant global communications medium, enabling millions of people to communicate, publish and retrieve information and conduct business electronically. Regardless of the hardware and software used, Internet Protocol or "IP" enables Internet communication by providing a common inter-networking standard. Due to increased public awareness, lower prices for access devices, increased functionality and improving content, International Data Corporation estimates that the number of users accessing the World Wide Web will increase from approximately 97 million at the end of 1998 to approximately 320 million by the end of 2002. Total ISP revenues in the United States are projected to grow from $10.7 billion in 1998 to $37.4 billion in 2003.

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

         The rapid development and growth of the Internet has resulted in a highly fragmented industry of over 5,000 national and local ISPs in the U.S. ISPs vary widely in geographic coverage, customer focus and levels of Internet access provided to subscribers. For example, access providers may concentrate on certain types of subscribers (such as businesses or individuals) that differ substantially in the type of service and support required by the relevant customer constituency. Often, large national ISPs do not offer individual customers the level of support desired and many smaller regional ISPs do not have the resources necessary to offer adequate customer support. Because user-friendly software and responsive customer service and technical support are the foundation of our business, we believe that we are poised to capitalize on the growth in the Internet access and Internet services segments of the telecommunications market.

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

         Internet service providers that offer both Internet access to broad segments of the population and that offer a broad selection of business services are positioned to attain greater economies of scale through lower network expansion and marketing costs on a per-subscriber basis. We believe that we are uniquely positioned, among purely local or regional ISPs, to benefit from this continued growth. Specifically, we believe that a window of opportunity currently exists within the state of Oklahoma. Currently, competition from the national ISPs, such as America Online, Prodigy, and CompuServe, has had only minimal impact on the Oklahoma ISP market due to the lack of local dial-up Internet presence in rural Oklahoma and too many busy signals. In addition, the local Oklahoma education ISP, OneNet, is also not a factor due to the limits placed on it by the Oklahoma legislature. With the demand for Internet access consistently exceeding all projections, we believe that our target area, rural Oklahoma, is grossly underserviced. Accordingly, we believe that a real opportunity exists for us and our subsidiaries to establish a stronghold on the Oklahoma Internet market, given the local infrastructure that we already have in place as well as our multi-pronged marketing strategy.

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

         We intend to provide traditional long distance and local telephone service, as well as other communications services, in order to position ourselves as a single source supplier for all the communication needs of the customer. In 1999 the Oklahoma Corporation Commission granted the request of FullTel, our wholly owned subsidiary, to become a CLEC. Our intention is to provide IP telephony services and CLEC services to subscribers in the State of Oklahoma.

Our Business Strategy

         As an ICP, we intend to increase shareholder value by continuing to build scale through both acquisitions and internal growth and then leveraging increased revenues over our fixed costs base. Our strategy is to meet the customer service requirements of retail, business, educational and government Internet users in our target markets, while benefiting from the scale advantages enjoyed through being a fully integrated backbone and broadband provider. The key elements of our overall strategy with respect to our principal business operations are as follows:

Target Strategic Acquisitions

         The goal of our acquisition strategy is to accelerate market penetration by acquiring ISPs in Oklahoma communities with a population of 5,000 or more and to acquire strategic ISPs in Oklahoma City and Tulsa. Additionally, we will continue to build upon our core competencies and expand our technical, customer service staff and sales force in Oklahoma communities. We evaluate acquisition candidates based on their fit with our overall business plan of penetrating rural and outlying markets as well as Oklahoma City and Tulsa. When a candidate is acquired, we will integrate our existing Internet, network connectivity and value-added services with the services offered by the acquired company and use either the local sales force or install our own dealer sales force to continue to increase market share. The types of acquisitions targeted by us include ISPs located in markets into which we want to expand, or to which we may already provide "private-label" Internet connectivity. Other types of targeted acquisitions include local business only ISPs in markets where we have established points of presence and would benefit from the acquired company's local sale and network solutions sales and technical staff and installed customer base through the potential increase in our network utilization. When determining which ISPs to acquire, we focus on the following criteria:

         o        Potential revenue and subscriber growth
         o        Low subscriber turnover or churn rates
         o        Density   in  the  market  as  defined  by  a  high  ratio  of
                  subscribers to points of presence ("POPs")
         o        Favorable competitive environment
         o Low density network platforms that can be integrated readily into our backbone network
         o        Favorable consolidation savings

         Since December 31, 2000, we have completed two separate acquisitions of ISP companies, operating in Lawton, Oklahoma.

Generate Internal Sales Growth

         We intend to expand our customer base by significantly increasing our direct and indirect regional sales forces as well as our marketing efforts. As of December 31, 2000, our direct sales force consisted of one individual in our Oklahoma City office coordinating all our business to Business ("B2B") solutions sales. We currently have one individual responsible state wide to manage the consumer ISP market, with dealers and independent sales representatives responsible for their individual markets. Our sales force is supported in their efforts by technical engineers and, in some instances, our senior management. We intend to increase the number of our sales offices through expanding the size of our direct sales force with the goal of having an effective selling presence in all major communities in the state of Oklahoma. In addition, we are exploring other strategies to grow our direct sales force, including developing an inside sales center and other marketing partners such as electric cooperatives. We currently have one of the twenty local Oklahoma electric cooperatives as a marketing partner.

Develop the Dominant Regional Brand

         We seek to support internal growth by converting each local acquired ISP to its regional FullNet brand supported by community based marketing programs. This strategy includes two components:

         o Regional branding. Change strong local brands to a regional FullNet brand. We intend to change these brands on a market by market basis as we implement enhancements to improve customer satisfaction.

         o Community based marketing. We intend to continue to build goodwill through community involvement, such as providing free services to libraries and educational institutions, sponsoring local sports teams and other community organizations and furthering relationships with local retailers to promote our products and services in their stores.

Develop Strategic Relationships

         We aim to develop strategic relationships with advertisers and content providers, capitalizing on opportunities to sell value-added products and services to our local subscribers.

Grow Subscriber Base

         We intend to grow our subscriber base through a combination of internal and acquisition driven growth. This growth will help to increase the density of the subscriber base on a subscriber-per-POP basis, which should allow us to leverage our cost structure, particularly those costs associated with network operations, customer support, back office functions and management overhead. We expect our local markets to generate internal subscriber growth primarily by enhancing subscribers' online experience, providing a sense of a national presence while maintaining local community content and developing a consumer recognized regional FullNet brand.

Increase Rural Area Market Share

         We believe that rural areas of Oklahoma and surrounding states are underserved by ISPs, and that significant, profitable growth can be achieved by entering such markets and providing reliable Internet connectivity at a reasonable cost to the residents and businesses located in such areas. We believe we can obtain a significant ISP and B2B market share in Oklahoma. To that end, we, through our wholly owned subsidiary, FullTel, became a licensed CLEC in the state of Oklahoma and intend to pursue such licensing in neighboring states. As a CLEC in any particular state, FullTel will be able to offer local telephone numbers for Internet access.

Cross-Sell Value Added Services

         We intend to capitalize on our existing customer base and future customers by aggressively cross selling our value-added services through a referral system that has every local retail ISP sales representative referring B2B customers. We are committed to offering our customers reliable value-added network services necessary to address their Internet, communications and network management requirements. Based on our existing network infrastructure and expertise, we are able to offer these services continuously, reliably and on a cost-effective basis.

Enhance Subscribers' Online Experience

         We intend to maintain our high subscriber retention rates and add new subscribers by enhancing our services in the following ways:

         o Ease of Use - During the first quarter of 2001, we implemented a common, easy to use CD ROM based software package that automatically configures all of the individual Internet access programs after a one time entry by the user of a few required fields of information such as, name, user name and password.

         o Local Content - During the first quarter of 2001, we began sourcing local, customized, community specific content, such as weather, traffic, crop reports, business club meetings and high school and college sports information, through national providers of local content or partnerships with businesses and organizations in the subscribers' local communities.

         o New Products and Services - Offer subscribers new products and services, such as Internet telephony or audio and visual streaming, as the technologies supporting these products and services become standardized, stable and profitable.

         o Co-marketing Opportunities - Develop affinity based marketing programs to offer products and services, such as calling cards and long distance telephone service, to our subscribers in exchange for fee based revenues.

Internet Access Services

         Our core business is the sale of Internet access services to individual and small business subscribers located in Oklahoma. Through FullNet, we provide our customers with a variety of dial-up and dedicated connectivity, as well as direct access to a wide range of Internet applications and resources, including electronic mail and Internet telephony. FullNet's full range of services include:

         o Private label retail and business direct dial-up connectivity to the Internet
         o        Secure private networks through our backbone network
         o        Internet telephony services

         Our branded and private label Internet access services are provided through a statewide network with POPs in 14 communities throughout the state of Oklahoma. POPs are local telephone numbers through which subscribers can access the Internet. Our business services consist of high speed Internet access services and other services that enable wholesale customers to outsource their Internet and electronic commerce activities. We had approximately 3,500 subscribers at December 31, 2000. Additionally, FullNet sells Internet access to other ISPs, which then resell Internet access to their own customers under their private label or under the "FullNet" brand name.

         We intend to expand our subscriber base through a marketing campaign and through acquisitions. We are focusing our acquisition efforts on companies with forward-looking sales and marketing, high-quality customer service and a solid local market dominance. Since December 31, 2000, we have completed two separate acquisitions of ISP companies operating in Lawton, Oklahoma. See "Item
1. Description of Business - Recent Events." Additionally, we are expanding our sales and marketing staff in an effort to increase our subscriber base in the markets in which we currently operate.

         Currently, we offer the following two types of Internet connections:

         o        Dial-Up Connections

         The simplest connection to the Internet is the dial-up account. This method of service connects the user to the Internet through the use of a modem and standard telephone line. Currently, FullNet users can connect via dial-up at speeds up to 56 Kbps. We support these users through the use of sophisticated modem banks at the POP that send data through a router and out to the Internet. We support the higher speed 56K and ISDN connections with state-of-the-art digital modems. With a dial-up connection, a user can gain access to the Internet for e-mail, WWW, file transfer protocol ("FTP"), news groups, and a variety of other useful applications.

         o        Leased Line Connections

         Many businesses and some individuals have a need for more bandwidth to the Internet in order to support an entire network of users or a busy Web site. We have the capacity to sell a leased line connection to users. This method of connection gives the user a full-time high-speed (up to 1.5 mbps) connection to the Internet through the POP. The leased line solution comes at greater expense to the user, who must lease a specially dedicated line from its location to the POP. These lines are leased through the telephone companies at a high installation and monthly fee. It is our preference to offer the customer a two-way wireless connection, thus capturing telephone company revenue and saving the customer money.

         Additionally, we are in the process of implementing operations as a CLEC, which will enable us to offer a variety of additional Internet access services, including broadband digital subscriber line ("DSL") service, with speeds of 60 to 100 times faster than analog modems. See "Item 1. Description of Business - Internet Access Services." DSL is a new technology being deployed by telephone companies and CLECs that permits high speed digital transmission over the existing copper wiring of regular telephone lines. Through FullTel, our CLEC, subject to our ability to raise sufficient capital we will have the ability to offer DSL service, and offer local dial-up Internet access in each of such communities so served.

         We believe that our Internet access services provide customers with the following benefits:

         Fast and Reliable Internet Access-We have implemented a network architecture providing exceptional quality and consistency in Internet services, making us the recognized backbone leader in the Oklahoma ISP industry. We offer unlimited, unrestricted and reliable Internet access at a low monthly price. A user-to-modem ratio of 8:1 assures access without busy signals. Dial-up access is available for the following modem speeds: 14.4K, 28.8K, 33.6K, K56Flex, 56K V.90, ISDN 64K and ISDN 128K. Our dial-up access supports all major platforms and operating systems, including MS Windows, UNIX(R), Mac OS, OS/2 and LINUX. This allows simplified access to all Internet applications, including the WWW, email, news and FTP.

         Cost-Effective Access-We offer high quality Internet connectivity and enhanced business services at price points that are generally lower than those charged by other Internet service providers with national coverage. Additionally, we offer pre-bundled access services packages under monthly or prepaid plans.

         Superior Customer Support-We provide superior customer service and support, with customer care and technical personnel available by telephone and on-line.

CLEC Operations

         Through FullTel, our wholly owned subsidiary, we are a fully licensed CLEC in the State of Oklahoma. CLECs are new phone companies born out of the Telecommunications Act, which requires the ILECs, such as the regional Bell companies, to provide CLECs access to their local facilities, and to compensate CLECs for traffic originated by ILECs and terminated on the CLEC's network. By adding our own telephone switch and infrastructure to the existing telephone network, we will be able to offer local services in most of Oklahoma, including local dial-up and DSL for the Internet access services provided by us. As a CLEC, we may subscribe to and resell all forms of local telephone service in the State of Oklahoma. We intend to build our own network infrastructure, which we believe will eliminate our current reliance upon the infrastructures of the ILECs. We believe that our CLEC status, combined with the efficiencies inherent in operating our own network, should result in lower overhead costs and a more predictable infrastructure, both of which should be to the benefit of our customers.

         While Internet access is the core focus of growth for us, we plan to also provide traditional telephone service throughout Oklahoma and contiguous states. We intend to seek approval to operate as a CLEC in additional states as we expand into such areas.

         A core piece of our marketing strategy is the "cross pollination" between our Internet activities and FullTel's local dial-up service. By organizing and funding FullTel, we expect to gain local dial-up Internet access to approximately 80% of the State of Oklahoma when our telephone switch is installed in our data center. In return, FullTel will gain immediate access to our entire ISP customer base.

         Once we are able to install the FullTel data center telephone switching equipment, FullTel will extend local access telephone numbers to every city in which we will market, sell and operate our retail FullNet ISP brand and our B2B network design, connectivity, domain and Web hosting businesses. It is anticipated that initially, FullTel will provide us with local telephone access in 35-40 targeted cities where we will either already own ISP operations or have commenced sales and marketing. However, our ability to fully take advantage of these opportunities will be dependent upon the availability of additional capital.

Sales and Marketing

         Although we expect that the bulk of our new subscribers will come through acquisition of ISPs, our expanded local sales system is also an integral part of our growth plan. Local sales and marketing will give our brand name recognition that will lead to an increase in our sales.

         The 15 largest metropolitan areas in the United States comprise only 38% of the U.S. population, leaving the majority of the country's population in hundreds of smaller markets as potential subscribers. More specifically, predominantly smaller metropolitan and rural markets may have penetration rates of 22% and lower, versus larger markets with penetration rates of around 40%. In addition, in many cases national providers are a long distance phone call in our markets. Finally, since there is not as much competition in the smaller metropolitan and rural markets, monthly churn rates are lower and word-of-mouth referrals are a significant generator of new subscribers. We believe that we have significant opportunities for acquisition and internal sales growth in these market areas.

         We focus on marketing our services to two distinct market segments: enterprises (primarily small and medium size businesses) and consumers. By attracting enterprise customers who use the network primarily during the daytime, and consumer customers who use the network primarily at night, we are able to utilize our network infrastructure more cost effectively.

Competition

         The market for Internet connectivity and related services is extremely competitive. We anticipate that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of the Internet access market has attracted many new start-ups as well as existing businesses from different industries. We believe that a reliable network, knowledgeable salespeople and the quality of technical support currently are the primary competitive factors in our targeted market and that price is usually secondary to these factors.

         Our current and prospective competitors include, in addition to other national, regional and local ISPs, long distance and local exchange telecommunications companies, cable television, direct broadcast satellite, wireless communications providers and online service providers. While we believe that our network, products and customer service distinguish us from these competitors, most of these competitors have significantly greater market presence, brand recognition, financial, technical and personnel resources than us.

ISPs

         According to industry sources, there are over 5,000 ISPs in the United States and Canada consisting of national, regional and local providers. Our current primary competitors include other ISPs with a significant national presence that focus on business customers, such as UUNet Technologies, Inc., GTE Internetworking (formerly BBN), Concentric Network and DIGEX. While we believe that our level of customer service and support and target market focus distinguish us from these competitors, such competitors have greater market share, brand recognition, financial, technical and personnel resources than us. We also compete with unaffiliated regional and local ISPs in our targeted geographic regions.

Telecommunications Carriers

         The major long distance companies, also known as interexchange carriers, including AT&T, MCI WorldCom, Cable & Wireless/IMCI and Sprint, offer Internet access services and compete with us. Reforms in the federal regulation of the telecommunications industry have created greater opportunities for ILECs, including the RBOCs, and other CLECs, to enter the Internet connectivity market. In order to address the Internet connectivity requirements of the business customers of long distance and local carriers, we believe that there is a move toward horizontal integration by ILECs and CLECs through acquisitions or joint ventures with, and the wholesale purchase of, connectivity from ISPs. The MCI/WorldCom merger (and the prior WorldCom/MFS/UUNet consolidation), GTE's acquisition of BBN, the acquisition by ICG Communications, Inc. of Netcom, Global Crossing's acquisition of Frontier Corp. (and Frontier's prior acquisition of Global Center) and AT&T's recent purchase of IBM's global communications network are indicative of this trend. Accordingly, we expect that we will experience increased competition from the traditional telecommunications carriers. These telecommunications carriers, in addition to their greater network coverage, market presence, financial, technical and personnel resources also have large existing commercial customer bases.

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

         The companies that own these broadband networks could prevent us from delivering Internet access through the wire and cable connections that they own. Cable television companies are not currently required to allow ISPs to access their broadband facilities and the availability and terms of ISP access to broadband local telephone company networks are under regulatory review. Our ability to compete with telephone and cable television companies that are able to support broadband transmissions, and to provide better Internet services and products, may depend on future regulation to guarantee open access to the broadband networks. However, in January 1999, the FCC declined to take any action to mandate or otherwise regulate access by ISPs to broadband cable facilities at this time. It is unclear whether and to what extent local and state regulatory agencies will take any initiatives to implement this type of regulation, and whether they will be successful in establishing their authority to do so. Similarly, the FCC is considering proposals that could limit the right of ISPs to connect with their customers over broadband local telephone lines. In addition to competing directly in the ISP market, both cable and television facilities operators are also aligning themselves with certain ISPs who would receive preferential or exclusive use of broadband local connections to end users. If high-speed, broadband facilities increasingly become the preferred mode by which customers access the Internet and we are unable to gain access to these facilities on reasonable terms, our business, financial condition and results of operations could be materially adversely affected.

Online Service Providers

         The dominant online service providers, including Microsoft Network, America Online, Incorporated and Prodigy, Inc., have all entered the Internet access business by engineering their current proprietary networks to include Internet access capabilities. We compete to a lesser extent with these service providers, which currently are primarily focused on the consumer marketplace and offer their own content, including chat rooms, news updates, searchable reference databases, special interest groups and shopping.

         However, America Online's recent announced merger with Time-Warner, its acquisition of Netscape Communications Corporation and related strategic alliance with Sun Microsystems will enable it to offer a broader array of IP-based services and products that could significantly enhance its ability to appeal to the business marketplace and, as a result, compete more directly with us. CompuServe has also announced that it will target Internet connectivity for the small to medium sized business market.

         We believe that our ability to attract business customers and to market value-added services is a key to our future success. However, there can be no assurance that our competitors will not introduce comparable services or products at similar or more attractive prices in the future or that we will not be required to reduce our prices to match competition. Recently, many competitive ISPs have shifted their focus from individual customers to business customers.

         Moreover, there can be no assurance that more of our competitors will not shift their focus to attracting business customers, resulting in even more competition for us. There can be no assurance that we will be able to offset the effects of any such competition or resulting price reductions. Increased competition could result in erosion of our market share and could have a material adverse effect on its business, financial condition and results of operations.

Government Regulations

         The following summary of regulatory developments and legislation is not complete. It does not describe all present and proposed federal, state, and local regulation and legislation affecting the ISP and telecommunications industries. Existing federal and state regulations are currently subject to judicial proceedings, legislative hearings, and administrative proposals that could change, in varying degrees, the manner in which our businesses operate. We cannot predict the outcome of these proceedings or their impact upon the ISP and telecommunications industries or upon our business.

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

         Our Internet operations are not currently subject to direct regulation by the FCC or any other U.S. governmental agency, other than regulations applicable to businesses generally. However, the FCC continues to review its regulatory position on the usage of the basic network and communications facilities by ISPs. Although in an April 1998 Report, the FCC determined that ISPs should not be treated as telecommunications carriers and therefore should not be regulated, it is expected that future ISP regulatory status will continue to be uncertain. Indeed, in that report, the FCC concluded that certain services offered over the Internet, such as phone-to-phone IP telephony, may be functionally indistinguishable from traditional telecommunications service offerings, and their non-regulated status may have to be re-examined.

         Changes in the regulatory structure and environment affecting the Internet access market, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood of competition from RBOC's or other telecommunications companies, could have an adverse effect on our business. Although the FCC has decided not to allow local telephone companies to impose per-minute access charges on ISPs, and that decision has been upheld by the reviewing court, further regulatory and legislative consideration of this issue is likely. In addition, some telephone companies are seeking relief through state regulatory agencies. The imposition of access charges would affect our costs of serving dial-up customers and could have a material adverse effect on our business, financial condition and results of operations.

         In addition to our ISP operations, we have recently focused attention on acquiring telecommunications assets and facilities, which is a regulated activity. Fulltel, our wholly owned subsidiary, has received CLEC certification in the State of Oklahoma, and an important part of our growth strategy is obtaining CLEC certification in certain other states. The Telecommunications Act requires CLEC's not to prohibit or unduly restrict resale of their services; to provide dialing parity, number portability, and nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listings; to afford access to poles, ducts, conduits, and rights-of-way; and to establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic. In addition to federal regulation of CLEC's, the states also impose regulatory obligations upon CLEC's. While these obligations vary from state to state, most states require CLEC's to file a tariff for their services and charges; require CLEC's to charge just and reasonable rates for their services, and not to discriminate among similarly-situated customers; to file periodic reports and pay certain fees; and to comply with certain services standards and consumer protection laws. As a provider of domestic basic telecommunications services, particularly competitive local exchange services, we could become subject to further regulation by the FCC and/or another regulatory agency, including state and local entities.

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

         An important issue for CLEC's is the right to receive reciprocal compensation for the transport and termination of Internet traffic. We believe that, under the Telecommunications Act, CLEC's are entitled to receive reciprocal compensation from ILEC's. However, some ILEC's have disputed payment of reciprocal compensation for Internet traffic, arguing that ISP traffic is not local traffic. Most states have required ILEC's to pay CLEC's reciprocal compensation. However, in October 1998, the FCC determined that dedicated DSL service is an interstate service and properly tariffed at the interstate level. In February 1999, the FCC concluded that at least a substantial portion of dial-up ISP traffic is jurisdictionally interstate. The FCC also concluded that its jurisdictional decision does not alter the exemption from access charges currently enjoyed by ISPs. The FCC established a proceeding to consider an appropriate compensation mechanism for interstate Internet traffic. Pending the adoption of that mechanism, the FCC saw no reason to interfere with existing interconnection agreements and reciprocal compensation arrangements. The FCC order has been appealed. In addition, there is a risk that state public utility commissions that have previously considered this issue and ordered the payment of reciprocal compensation by the ILEC's to the CLEC's may be asked by the ILEC's to revisit their determinations, or may revisit their determinations on their own motion. To date, at least one ILEC has filed suit seeking a refund from a carrier of reciprocal compensation that the ILEC had paid to that carrier. There can be no assurance that any future court, state regulatory or FCC decision on this matter will favor our position. An unfavorable result may have an adverse impact on our potential future revenues as a CLEC.

         As we become a competitor in local exchange markets, we will become subject to state requirements regarding provision of intrastate services. This may include the filing of tarriffs containing rates and conditions. As a new entrant, without market power, we expect to face a relatively flexible regulatory environment. Nevertheless, it is possible that some states could require us to obtain the approval of the public utilities commission for the issuance of debt or equity or other transactions which would result in a lien on our property used to provide intrastate services.

Risk Factors

         This Annual Report includes "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although we believe that our plans, intentions and expectations reflected in such forward looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward looking statements are set forth below and elsewhere in this Annual Report. All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below.

         Limited Operating History. We have a relatively limited operating history upon which an evaluation of our prospects can be made. Consequently, the likelihood of our success must be considered in view of all of the risks, expenses and delays inherent in the establishment and growth of a new business including, but not limited to, expenses, complications and delays which cannot be foreseen when a business is commenced, initiation of marketing activities, the uncertainty of market acceptance of new services, intense competition from larger more established competitors and other factors. Our ability to achieve profitability and growth will depend on successful development and commercialization of our current and proposed services. No assurance can be given that we will be able to introduce our proposed services or market our services on a commercially successful basis.

         Necessity of Additional Financing. In order for us to have any opportunity for significant commercial success and profitability, we must successfully obtain additional financing, either through borrowings, additional private placements or an initial public offering, or some combination thereof. Although we are actively pursuing a variety of funding sources, there can be no assurance that we will be successful in such pursuit.

         Limited Marketing Experience. We have limited experience in developing and commercializing new services based on innovative technologies, and there is limited information available concerning the potential performance of our hardware or market acceptance of our proposed services. There can be no assurance that unanticipated expenses, problems or technical difficulties will not occur which would result in material delays in product commercialization or that our efforts will result in successful product commercialization.

         Uncertainty of Products/Services Development. Although considerable time and financial resources were expended in the development of our services and products, there can be absolutely no assurance that problems will not develop which would have a material adverse effect on us. We will be required to commit considerable time, effort and resources to finalize such development and adapt our products/services to satisfy specific requirements of potential customers. Continued system refinement, enhancement and development efforts are subject to all of the risks inherent in the development of new products/services and technologies, including unanticipated delays, expenses, technical problems or difficulties, as well as the possible insufficiency of funds to satisfactorily complete development, which could result in abandonment or substantial change in commercialization. There can be no assurance that development efforts will be successfully completed on a timely basis, or at all, that we will be able to successfully adapt our hardware and/or software to satisfy specific requirements of potential customers, or that unanticipated events will not occur which would result in increased costs or material delays in development or commercialization. In addition, technologies as complex as those planned to be incorporated into our products/services may contain errors which become apparent subsequent to commercial use. Remedying such errors could delay our plans and cause us to incur substantial additional costs.

         New Concept; Uncertainty of Market Acceptance and Commercialization Strategy. Our proposed entry into IP telephony represent a relatively new business concept. As is typical in the case of a new business concept, demand and market acceptance for a newly introduced product/service is subject to a high level of uncertainty. Achieving market acceptance for this new concept will require significant efforts and expenditures by us to create awareness and demand by consumers. Our marketing strategy and preliminary and future marketing plans may be unsuccessful and are subject to change as a result of a number of factors, including progress or delays in our marketing efforts, changes in market conditions (including the emergence of potentially significant related market segments for applications of our technology), the nature of possible license and distribution arrangements which may or may not become available to us in the future and economic, regulatory and competitive factors. There can be no assurance that our strategy will result in successful product commercialization or that our efforts will result in initial or continued market acceptance for our proposed products.

         Competition; Technological Obsolescence. The markets that we intend to enter are characterized by intense competition and an increasing number of potential new market entrants who have developed or are developing potentially competitive products and/or services. We will face competition from numerous sources, certain of which may have substantially greater financial, technical, marketing, distribution, personnel and other resources than us, permitting such companies to implement extensive marketing campaigns, both generally and in response to efforts by additional competitors to enter into new markets and market new products and services. In addition, the markets for our proposed products/services are characterized by rapidly changing technology and evolving industry standards which could result in product obsolescence or short product life cycles. Accordingly, our ability to compete will be dependent upon our ability to complete the development of our products and to introduce our products and/or services into the marketplace in a timely manner, to continually enhance and improve our software and to successfully develop and market new products. There can be no assurance that we will be able to compete successfully, that competitors will not develop technologies or products that render our products and/or services obsolete or less marketable or that we will be able to successfully enhance our products or develop new products and/or services.

         Risks Relating to the Internet. Businesses reliant on the Internet may be at risk due to inadequate development of the necessary infrastructure, such as reliable network backbones, or complementary services, such as high-speed modems and security procedures. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by sustained growth. In addition, there may be delays in the development and adoption of new standards and protocols, the inability to handle increased levels of Internet activity or due to increased government regulation. If the necessary Internet infrastructure or complementary services are not developed to effectively support growth that may occur, our business, results of operations and financial condition would be materially adversely affected.

         Potential Government Regulations. We are subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the Telecommunications Act, the interpretation of CLEC interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to agreements to which we are a party. The results of any of these proceedings could have a material adverse effect on the our business, prospects, financial condition and results of operations.

         Dependence on Key Personnel. Our success depends in large part upon the continued successful performance of our current executive officers and key employees, Messrs. Timothy J. Kilkenny, Roger P. Baresel, Wallace L. Walcher, Wesdon C. Peacock, Travis Lane, Jason Ayers and B. Don Turner, for our continued research, development, marketing and operation. Although we have employed, and will employ in the future, additional qualified employees as well as retaining consultants having significant experience, if Messrs. Kilkenny, Baresel, Walcher, Peacock, Lane, Ayers or Turner fail to perform any of their duties for any reason whatsoever, our ability to market, operate and support our products/services will be adversely affected. While we are located in areas where the available pool of people is substantial, there is also significant competition for qualified personnel.

         Limited Public Market. During the month of February 2000, our common stock began trading on the NASD Electronic Bulletin Board under the symbol FULO. While our common stock continues to trade on the Electronic Bulletin Board, there can be no assurance that stockholders will be able to sell their shares should they desire to do so. Any market for the common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the price may be volatile.

         No Payment of Dividends on Common Stock. We have not paid any dividends on our common stock. For the foreseeable future, we anticipate that all earnings, if any, that may be generated from our operations will be used to finance our growth and that cash dividends will not be paid to holders of the common stock.

         Penny Stock Regulation. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse), must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that is or becomes subject to the penny stock rules. Our common stock is subject to the penny stock rules at the present time, and consequently our stockholders will find it more difficult to sell their shares.

Customers

         In 2000, we had one customer which represented 11.3% of our gross revenues. On June 20, 2000, we entered into a contract to provide co-location services to KMC Telecom V, Inc. ("KMC"), a facilities-based competitive local exchange carrier ("CLEC"). The agreement extends until January 31, 2004. Under the terms of the contract, we are paid $44,500 per month to provide co-location and support services for KMC's telecommunications equipment at our network operations center in Oklahoma City, Oklahoma. KMC moved into our network operations center and began making payments pursuant to the agreement during the third quarter of 2000.

Employees

         As of December 31, 2000, we had 24 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.

Item 2. Description of Property

         We maintain our executive office in approximately 13,600 square feet at 201 Robert S. Kerr Avenue, suite 210 in Oklahoma City. These premises are occupied pursuant to a ten-year lease that expires December 31, 2009. The lease requires monthly rental payments starting at approximately $3,300 per month during 2000 and increasing to approximately $14,200 per month in the tenth year of the lease.

         We also lease space in a number of private facilities in which our equipment is housed. The monthly lease payments for such private facilities are approximately $2,300.


Item 3. Legal Proceedings

         We are not currently engaged in any material legal proceedings. We are, however, subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the Telecommunications Act, the interpretation of CLEC interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to agreements to which we are a party. The results of any of these proceedings could have a material adverse effect on our business, prospects, financial condition and results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

Number of stockholders

         The number of beneficial holders of record of our common stock as of the close of business on March 23, 2001 was approximately 90.

Dividend Policy

         To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the next term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.

Recent Sales of Unregistered Securities

         During February 1999, we issued convertible notes payable totaling $50,000 to two accredited investors. During April 1999, these notes were converted into 71,428 shares of common stock pursuant to the terms of the note agreement. No sales commissions were paid in connection with the sale of the convertible notes and the securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

         In April 1999, we completed an offering of our common stock pursuant to Rule 504 of Regulation D of the Securities Act. Pursuant to the 504 offering, 648,500 shares of common stock were sold for aggregate gross proceeds of $648,500. Net proceeds were approximately $494,000, after payment of placement fees and commissions totaling $64,850 and other offering expenses. Subsequent to the offering, we determined that we and/or others may have failed to comply with certain exemptive and/or broker-dealer registration requirements in certain of the states in which the common stock was sold. Consequently, in July 1999, we extended rescission offers to certain of our stockholders who had acquired Common Stock in the 504 offering and who were residents of Florida and Oklahoma. As a result of the rescission offer, we repurchased 11,000 shares for an aggregate repurchase price of $11,000 plus interest.

         In February 2000, we completed an additional offering of our common stock pursuant to Regulation D of the securities Act. We sold 45,200 shares of common stock for aggregate proceeds of $135,600. Net proceeds were approximately $123,000, after payment of offering expenses.

         In February, March, June and September 2000, we obtained interim loans totaling $505,000 through the issuance of promissory notes bearing interest at 14% per annum to 14 accredited investors. Net proceeds were approximately $478,500, after payment of placement fees and commissions totaling $26,500 and other offering expenses. The terms of the financing additionally provided for the issuance of five-year warrants to purchase an aggregate of 250,000 shares of our common stock at $0.01 per share and provided for certain registration rights. The promissory notes required monthly interest payments, matured in six months and were extendible for two 90-day periods upon issuance of additional warrants for an aggregate 250,000 shares exercisable at $0.01 per share for each extension. In August 2000, we extended the terms of ten of the interim loans for an additional 90 days and in connection therewith, issued warrants for an additional 137,500 shares. As of December 31, 2000, warrants to purchase an aggregate 262,500 shares of common stock have been exercised at an aggregate exercise price of $2,625. The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

         In March 2000, we obtained interim loans totaling $500,000 through the issuance of promissory notes bearing interest at 14% per annum to two accredited investors. Net proceeds were approximately $460,000, after payment of placement fees and commissions totaling $40,000 and other offering expenses. The terms of the financing additionally provided for the issuance of five-year warrants to purchase 100,000 shares of our common stock at $0.01 per share, and provided for certain registration rights. The promissory notes required quarterly interest payments, matured in six months and initially were extendible for two 90-day periods upon issuance of additional warrants for an aggregate 10,000 shares exercisable at $0.01 per share for each extension. In October 2000, the terms of the two interim loans were amended to provide that, in the event of a second 90-day extension, we would issue warrants to purchase an aggregate 160,000 shares of common stock. On March 8, 2000, the interim loan investors exercised their warrants and purchased 100,000 shares of our common stock at an aggregate exercise price of $1,000. In August 2000, we extended the terms of the two interim loans for an additional 90 days, and, in connection therewith, issued warrants for an additional 10,000 shares, of which warrants to purchase an aggregate 5,000 shares of common stock have been exercised at an aggregate exercise price of $50 as of December 31, 2000. The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

         In August 2000, we obtained a short-term  loan of $100,000 from Timothy
J. Kilkenny, Chairman of the board and CEO, through the issuance of a promissory note bearing interest at 9% per annum. The terms of the financing additionally provided for the issuance of five-year warrants to purchase an aggregate of 50,000 shares of our common stock at $0.01 per share, and provided for certain registration rights. The promissory note requires monthly interest payments, matures on the earlier of (i) the date which is within five days of receipt of funds by us of any offering raising gross proceeds to us of at least $1,000,000 or (ii) May 2, 2001. No sales commissions were paid in connection with such issuance and the securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

         On September 29, 2000, we began offering through a private placement a minimum of $700,000 and a maximum of $2.0 million in the form of three-year term convertible promissory notes bearing interest at 11% per annum (the "Notes"), which can be increased to $2.5 million at the election of the Placement Agent. The initial closing of $700,000 occurred on November 9, 2000. The second closing of $62,500 occurred on December 1, 2000. Net proceeds were approximately $667,500, after payment of placement fees and commissions totaling $95,000 and other offering expenses. Each of the Notes is convertible into our common stock at the election of the holder thereof, at a conversion rate of $1.00 per share, subject to adjustment under certain circumstances. The Notes are accompanied by warrants to purchase a number of shares of our common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00 and provide for certain registration rights. Said warrants may be exercised at any time after the date of grant for five years at a price of $0.01 per share. Additionally, $1,005,000 of interim loans, as discussed above, were converted to the Notes on November 9, 2000. As of December 31, 2000, warrants to purchase an aggregate 267,500 shares of common stock have been exercised at an aggregate exercise price of $2,675. If a registration statement covering the common stock underlying the Notes and the warrants has not been declared effective by the SEC by February 15, 2001, the conversion price of the Notes shall be reduced by 2% to $.98 per share, and shall be reduced by an additional 2% for every 30 days thereafter until the registration is declared effective by the SEC. As of the date of this Annual Report, a registration statement covering the common stock underlying the Notes and the warrants has not been filed with the SEC, as such, the interest rate of the Notes has been increased to 12.5% per annum and the conversion price has been reduced to $.96 per share. The securities were issued in reliance on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act

         On January 5, 2001, we entered into an agreement with a third party pursuant to which we obtained an interim loan for $250,000. The agreement provided for the issuance of warrants to purchase 125,000 shares of our common stock at $.01 per share, and certain registration rights. The loan bears interest at 10% per annum. The principal and interest are due on March 31, 2001. Net proceeds were approximately $225,000, after payment of placement fees and commissions totaling $25,000 and other offering expenses. The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

         As of December 31, 1999, there was no public trading market for our common stock. On February 9, 2000, our common stock began trading on the NASD Electronic Bulletin Board under the ticker symbol FULO.

         The following table sets forth the high and low closing sale price of our common stock as reported on the NASD Electronic Bulletin Board for the periods indicated.

                                                        Common Stock
                                                     Closing Sale Prices
                                                ----------------------------
                                                     High           Low
                                                     ----           ---
         2000 --CALENDAR QUARTER ENDED:
         March 31                                  $ 4.75         $ 2.56
         June 30                                     2.75           1.87
         September 30                                2.75           1.03
         December 31                                 1.38            .84



Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 7 of this Annual Report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the risk factors that could cause actual results to differ materially from the forward-looking statements, see "Risk Factors" in Item 1 of this Annual Report and our other periodic reports and documents filed with the Securities and Exchange Commission.

         The following discussion of the results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.

          Year Ended December 31, 2000 vs. Year Ended December 31, 1999

Revenues

         Access service revenues increased $615,000 to $1,093,000 for the year ended December 31, 2000 from $478,000 for the year ended December 31, 1999. This increase is a result of the acquisition of four ISPs during the year ended December 31, 2000, which accounted for an increase in dial-up Internet access revenue of approximately $657,000. As a result of these acquisitions, we realized a decrease in leased line revenues of approximately $38,000 during the year ended December 31, 2000 compared to the year ended December 31, 1999. The four ISPs we acquired had previously been customers of our Internet backbone services.

         Network solutions and other revenues increased $179,000 to $823,000 for the year ended December 31, 2000 from $644,000 for the year ended December 31, 1999. The increase is attributable to growth in server co-location of $60,000, of which $50,000 relates to one customer. We commenced our carrier-neutral premise co-location services during the end of the third quarter 2000 and recognized revenues for services of $217,000 for the year ended December 31, 2000. Equipment sales decreased $93,000 to $137,000 for the year ended December 31, 2000 from $230,000 for the year ended December 31, 1999. Consulting revenues decreased $11,000 during the year ended December 31, 2000 compared to the year ended December 31, 1999. We historically have not actively marketed our network solutions sales and consulting, and have typically made such sales to our existing customer base. Web hosting revenues increased $7,000 to $202,000 for the year ended December 31, 2000 from $195,000 for the year ended December 31, 1999. In addition, we realized a decrease in revenues charged to resellers for the addition of dial-up subscribers of $29,000 during the year ended December 31, 2000 compared to the year ended December 31, 1999. This decrease is due to the acquisition of four ISPs in 2000 that previously had been customers of our backbone services. We charge a fee to our resellers for each dial-up subscriber that is added to their respective customer base.

Operating Costs and Expenses

         Cost of access service revenues increased $309,000 to $509,000 for the year ended December 31, 2000 from $200,000 for the year ended December 31, 1999, due to the increased costs of providing Internet access in Tahlequah, Bartlesville, Enid and Nowata relating to the acquisition of ISPs in those towns during the year ended December 31, 2000. The increase in costs is attributable primarily to $282,000 of connectivity costs incurred in conjunction with the access service customers acquired during 2000 in four Oklahoma towns: Enid, Bartlesville, Nowata and Tahlequah

         Cost of network solutions and other revenues decreased $2,000 to $246,000 for the year ended December 31, 2000 from $248,000 for the year ended December 31, 1999. Cost of equipment sales decreased $61,000 to $119,000 for the year ended December 31, 2000 from $180,000 for the year ended December 31, 1999. This is offset by an increase in the cost of bandwidth of $52,000 incurred by FullWeb to service the increase in the number of web hosting and co-location customers over the prior comparative year.

         Selling, general and administrative expenses increased $1,517,000 to $2,520,000 for the year ended December 31, 2000 from $1,003,000 for the year ended December 31, 1999. The increase includes an increase in payroll costs of $511,000 over the prior comparable year related to the hiring of additional personnel. Professional fees increased $585,000 to $750,000 during the year ended December 31, 2000 from $165,000 for the year ended December 31, 1999. Professional fees include legal, accounting, investment banking and consulting fees. Approximately $448,000 of the $750,000 of professional fees for the year ended December 31, 2000 were attributable to noncash expenses relating to the fair value of common stock, options and warrants issued for services.. Rent expense, advertising, insurance premiums, bad debt expense, and equipment lease expense increased $64,000, $41,000, $66,000, $40,000 and $38,000, respectively, for the year ended December 31, 2000 over the prior comparable period. The remainder of the increase is attributable to various increases in other accounts in amounts less than $20,000 per account.

         Depreciation and amortization expense increased $655,000 to $800,000 for the year ended December 31, 2000 from $145,000 for the year ended December 31, 1999. Amortization of cost in excess of net assets of businesses acquired increased $403,000 to $473,000 for the year ended December 31, 2000 from $70,000 for the year ended December 31, 1999. Amortization of covenants not to compete was $106,000 for the year ended December 31, 2000 compared to $0 for the prior comparable period. The remainder of the increase was attributable to depreciation expense related to the purchase of equipment and equipment acquired through acquisition and leasehold improvement amortization during the year ended December 31, 2000.

Interest Expense

         Interest expense increased $866,000 to $944,000 for the year ended December 31, 2000 from $78,000 for the year ended December 31, 1999. This increase was due to $649,000 of noncash interest expense recorded for the year ended December 31, 2000 associated with amortization of the loan discount relating to interim financing issued with warrants, and $145,000 of interest expense on interim financing obtained in 2000. In addition, we incurred interest expense of $18,000 on notes issued in conjunction with four acquisitions during 2000 and loans assumed in conjunction with the Harvest Communications merger. We also incurred $28,000 of interest expense during the year ended December 31, 2000 related to the private placement of convertible notes payable during the fourth quarter.

Other Expense

         Other expense increased $20,000 to $60,000 for the year ended December 31, 2000 from $40,000 for the year ended December 31, 1999. The increase was attributable to fees paid to local exchange carriers for the future collocation of DSL equipment with such carriers in four cities.

Extraordinary Item - Extinguishment of Debt

         In the fourth quarter of 2000, we exchanged interim financing notes payable with a face value of $1,005,000 and a carrying value of $882,000 for $1,005,000 of convertible notes payable and 661,250 common stock purchase warrants. This event has been accounted for as an extinguishment of the interim financing notes payable and we have recorded a loss on extinguishment of debt of $529,158. Such loss is presented in the consolidated statement of operations as an extraordinary item.

Cumulative Effect of Accounting Change

         In November 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue 00-27, Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments, which is effective for all such instruments. This issue clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. This issue requires companies to measure a convertible instrument's beneficial conversion feature using an effective conversion price.

         Consequently, the conversion option embedded in our convertible notes payable issued with detachable warrants has an intrinsic value even though the conversion price was equal to the market price of our common stock at the time of issuance. The beneficial conversion feature is calculated by first allocating the proceeds received in the financing to the convertible notes payable and to the detachable warrants included in the transaction, and then measuring the intrinsic value using on the effective conversion price based on the allocated proceeds.

         We have presented the effect of adoption, an additional $341,000 in imputed interest expense, as a cumulative effect of accounting change as required in EITF 00-27.

Liquidity and Capital Resources

         We used $704,000 and $243,000 of cash for operating activities for the years ended December 31, 2000 and 1999, respectively, as a result of a net loss for the periods. As of December 31, 2000, we had $13,000 in cash and $1,475,000 in current liabilities, including $178,000 of deferred revenues that will not require settlement in cash.

         Capital expenditures relating to business acquisitions net of cash acquired were $127,000 for the year ended December 31, 2000. In addition, property, plant and equipment purchases amounted to $847,000 for the year ended December 31, 2000, including $900,000 related to leasehold improvements for our new office space and construction in progress on our network operations center, which was completed during the first quarter 2001. We also received net proceeds of $110,000 from the sale of a building acquired in conjunction with the Harvest Communications merger. Proceeds received from the sale were used to repay the note payable relating to the building.

         Net cash provided by financing activities was $1,569,000 and $268,000 for years ended December 31, 2000 and 1999, respectively. The cash provided in 2000 was due primarily to the issuance of a note payable to our founder and CEO, the issuance of interim notes payable, the issuance of convertible promissory notes payable and the private placement of common stock. We received net proceeds of $100,000 from the note payable to our founder and CEO, $939,000 from interim notes payable, $667,000 from the sale of convertible promissory notes payable pursuant to Rule 506 of Regulation D and $123,000 from the common stock placement.

         On January 5, 2001, we entered into an agreement with a third party pursuant to which we obtained an interim loan for $250,000. The agreement provides for the issuance of five-year warrants to purchase 125,000 shares of our common stock at $.01 per share, warrants to purchase 125,000 shares of our common stock at $1.00 per share, and provides for certain registration rights. The loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds we receive from our private placement of Notes. Through February 28, 2001, we have made payments of $35,250. The unpaid principal and interest are due on March 31, 2001.

         In February 2001, we received $100,000 of subscriptions to the Notes. See "Item 1. Description Of Business - Financing Activities."

         In February 2001, we converted a trade payable and accrued interest approximating $95,000 into a three-year convertible promissory note bearing interest at 11% and a five-year warrant to purchase approximately 24,000 shares of our common stock for $.01 per share (the same instrument we offered in our September 2000 private placement).

         In March 2001, the shareholders of Harvest exchanged a note and the accrued interest thereon, totaling approximating $188,000, for a three-year convertible promissory note bearing interest at 11% and a five-year warrant to purchase approximately 46,963 shares of our common stock for $.01 per share (the same instrument we offered in our September 2000 private placement). See "Item
1. Description of Business - Recent Events - Mergers and Acquisitions."

         The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Our principal capital expenditure requirements will include:

         o the purchase and installation of telephone switches in Oklahoma, Arkansas and Kansas
         o        purchase  and   installation  of  broadband   Internet  access
                  equipment
         o        mergers and acquisitions
         o further development of operations support systems and other automated back office systems

         As our cost of developing new networks and services, funding other strategic initiatives and operating our business will depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will vary from expected amounts, very likely to a material degree, and that such variations are likely to affect our future capital requirements. Current cash balances as of March 23, 2001 will not be sufficient to fund our current business plan beyond the next three months. As a consequence, we are currently seeking additional convertible debt and/or equity financing as well as the placement of a credit facility to fund our liquidity needs. There can be no assurance that we will be able to raise additional capital on satisfactory terms or at all.

         In the event that we are unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, we will be required to delay the development of our network or take other actions. This could have a material adverse effect on our business, operating results and financial condition and our ability to achieve sufficient cash flow to service debt requirements.

         Our ability to fund the capital expenditures and other costs contemplated by our business plan and to make scheduled payments with respect to bank borrowings will depend upon, among other things, our ability to seek and obtain additional financing within the next year. Capital will be needed in order to implement our business plan, deploy our network, expand our operations and obtain and retain a significant number of customers in our target markets. Each of these factors is, to a large extent, subject to economic, financial, competitive, political, regulatory and other factors, many of which are beyond our control.

         No assurance can be given that we will be successful in developing and maintaining a level of cash flow from operations sufficient to permit us to pay the principal of, and interest and any other payments on, outstanding indebtedness. If we are unable to generate sufficient cash flow from operations to service our indebtedness, we may have to modify our growth plans, limit our capital expenditures, restructure or refinance our indebtedness or seek additional capital or liquidate our assets. There can be no assurance (i) that any of these strategies could be effected on satisfactory terms, if at all, or
(ii) that any such strategy would yield sufficient proceeds to service our debt or otherwise adequately fund operations.

Certain Accounting Matters

         In July 1998, the Financial Accounting Standards Board issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and is effective for 2001. We do not expect this new standard to have any impact on our financial statements.

Other Matters

Employee Stock Grant

         Pursuant to a stock bonus approved by our Board of Directors and granted in June 1999, Roger S. Laubhan and Jason C. Ayers, two officers, and two other employees were granted 181,055 shares of common stock equal to 3%, 1%, 2% and 1%, respectively, of the fully diluted common shares outstanding at such date. Such shares were issued in January 2000. We recognized $181,055 as compensation expense in 1999 relating to the grant of common stock to these employees.

Financial Advisory Services Agreements

         We entered into two separate agreements with an investment banker ("Investment Banker") for investment banking and financing services. A summary of the details of these two agreements follows.

         The first agreement was for financial services and had a term of September 1, 1999 through August 31, 2000. Pursuant to the agreement, if the investment banker completed a private placement for the Company, it would receive 8.5% of the dollar value of the transaction. If the investment banker closed a debt financing for the Company, it would receive a 5% transaction fee. As of December 31, 2000, the investment banker had closed debt transactions aggregating $450,000, resulting in $22,500 fees payable to the investment banker.

         The second agreement was for financial advisory and merger/acquisition services and also had a term of September 1, 1999 through August 31, 2000. The fee for the advisory services was $5,000 per month plus expenses (up to $5,000 per month) and 100,000 shares of Common Stock (see Note G to the financial statements for discussion of the stock transaction). Additionally, this agreement provided for merger/acquisition services. The cost for this service was $2,500 per month plus expenses (up to $5,000 per month) and a scaled percentage of any completed acquisition (see Note I to the financial statements related to acquisitions). As of December 31, 2000, the Company had completed four merger/acquisition transactions and paid approximately $68,000 in percentage-based fees to the investment banker.

         In April 2000, the Company amended its contract with its investment banker, which entitled the investment banker to an additional 100,000 shares of common stock.

Item 7. Financial Statements

         Our consolidated financial statements are incorporated by reference from pages F-1 through F-21 of the attached Appendix, and include the following:

         Consolidated Financial Statements of FullNet Communications, Inc.

         (1) Report of Independent Auditors
         (2) Consolidated Balance Sheets as of December 31, 2000 and 1999
         (3) Consolidated Statements of Operations for Years Ended December 31, 2000 and 1999
         (4) Consolidated Statements of Stockholders' Equity (Deficit) for Years Ended December 31, 2000 and 1999
         (5) Consolidated Statements of Cash Flows for Years Ended December 31, 2000 and 1999
         (6) Notes to Consolidated Financial Statements for Years Ended December 31, 2000 and 1999

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III.


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

         The following information is furnished as of March 23, 2001 for each person who serves as an executive officer or director of FullNet Communications, Inc.. The Board of Directors currently consists of two members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by the Board of Directors. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers, other than between Timothy J. Kilkenny and Laura L. Kilkenny, who are husband and wife. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

           Name           Age                    Position
           ----           ---                    --------
  Timothy J. Kilkenny      42    Chairman  of  the Board of Directors, President
                                 and CEO
  Laura L. Kilkenny        43    Director
  Roger P. Baresel         45    Director, Chief Financial Officer and Secretary
  Wallace L. Walcher       40    Vice President of Acquisitions and
                                 Telecommunications
  Wesdon C. Peacock        32    Vice President of Web Services
  Travis Lane              31    Vice President of Finance
  Jason C. Ayers           26    Vice President of Operations
  B. Don Turner            59    Vice President of Authorized Agent Sales

         Timothy J. Kilkenny has served as our Chief Executive Officer, President and Chairman of the Board of Directors since our inception in May 1995. Prior to that time, he spent 14 years in the financial planning business as a manager for both MetLife and Prudential. Mr. Kilkenny is a graduate of Central Bible College in Springfield, Missouri.

         Laura L. Kilkenny, D.O. has been one of our directors since May 1995. Dr. Kilkenny was Corporate Secretary from May 1995 until February 2000. Dr. Kilkenny received her Doctorate of Osteopathic Medicine in May 1997. Prior to the commencement of her medical studies in 1990, Dr. Kilkenny worked in banking. Dr. Kilkenny resigned as director on December 31, 2000.

         Roger P. Baresel became one of our directors and our Chief Financial Officer on November 9, 2000. Mr. Baresel is an accomplished senior executive and consultant who has served at a variety of companies. While serving as President and CFO of Advantage Marketing Systems, Inc. from June 1995 to May 2000, annual sales increased from $2.5 million to in excess of $22.4 million and annual earnings increased from $80,000 to more than $l.2 million. Also, during this period Advantage successfully completed two public offerings, four major acquisitions and its stock moved from the over the counter bulletin board to the American Stock Exchange. Mr. Baresel has the following degrees from Central State University in Edmond, Oklahoma: BA Psychology, BS Accounting and MBA Finance, in which he graduated Summa Cum Laude. Mr. Baresel is also a certified public accountant.

         Wallace L. Walcher became our Vice President of Acquisitions and Telecomunications on December 8, 2000. Prior to that he served as our Chief Operating Officer from March 1, 2000. Previously, Mr. Walcher was President and CEO of Harvest Communications of Enid, Oklahoma, which he founded in December 1995, and which was purchased by us on February 29, 2000. Mr. Walcher began his career with Price Waterhouse, attaining senior audit status before moving on to a controller position with InfoView, Inc., a high-tech startup, which went public in 1984. From 1988 until the founding of Harvest , Mr. Walcher worked for various companies that are now part of CitiGroup. Mr. Walcher brings to us a strong technical background which includes wireless expertise. He holds a Bachelors degree in accounting from Oklahoma State University in Stillwater, Oklahoma, in which he graduated Summa Cum Laude. Mr. Walcher is also a certified public accountant.

         Wesdon C. Peacock has been a key member of our management team since 1996. He is an accomplished and highly motivated executive with experience in diverse corporate arenas. Mr. Peacock has contributed to our growth in our Web Hosting and Internet divisions. Mr. Peacock has also owned and operated a web hosting company within the state of Oklahoma.

         Travis Lane has been with us since October 1999 and serves as Vice President of Finance. Prior to joining us, Mr. Lane served as a public accountant with Deloitte & Touche, LLP from January 1994 to October 1999, most recently as an audit manager. Mr. Lane received his BBA in accounting from the University of Oklahoma in Norman, Oklahoma. Mr. Lane is also a certified public accountant.

         Jason C. Ayers has been our Vice President of Operations since December 8, 2000 and prior to that served as President of Animus, a web hosting company. Mr. Ayers received a BS degree from Southern Nazarene University in Bethany, Oklahoma in May 1996 with a triple major in Computer Science, Math, and Physics. Upon graduating, he was a co-founder of Animus. On April 1, 1998, we acquired Animus and Mr. Ayers assumed the role of President of our wholly owned subsidiary, renamed FullWeb.

         B. Don Turner is currently our Vice President of Authorized Agent Sales. Mr. Turner has worked in marketing, sales, sales management and executive management since 1961. Mr. Turner was involved in developing and implementing strategic action plans for major broadcast companies in markets from Lubbock, Texas to Atlanta, Georgia. He was Director of Marketing for 66 Federal Credit Union (the credit union for Phillips Petroleum) and its affiliates, Tyson Foods Credit Union and The University of Kansas Credit Union, from 1994 to 1998 at which time he was promoted to the position of AVP, Business Development, Community & Governmental Affairs. Mr. Turner joined us on May 1, 2000 as Chief Marketing Officer and since has been given additional responsibility.

Key Employees

         Dawn Deckman,  42, has been our Director of Sales and  Marketing  since
April   1997.   Ms.   Deckman   has  been  in  sales  and   management   in  the
telephony/data/Internet industry for the past five years.

         Michael D Tomas, 28, has been IS Manager since June 1999 and our employee since July 1996. Mr. Tomas currently is completing his studies at the University of Oklahoma for a degree in Management Information Systems. Mr. Tomas has formal training with Cisco, Win 3.1, Win95/98, and Windows NT 4.0 as well as LAN/WAN setup, including experience with wireless networking.

Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Requirements

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission ("SEC") and each exchange on which our securities are listed, reports of ownership and subsequent changes in ownership of our common stock and our other securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during 2000 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met, except for the late filing of Form 4 for Timothy J. Kilkenny, Laura L. Kilkenny, Roger P. Baresel, Wallace L. Walcher, B. Don Turner and Jason C. Ayers.

Item 10. Executive Compensation

         The following table sets forth, for the last three fiscal years, the cash compensation paid by us to our Chairman and Chief Executive Officer (the "Named Executive Officer"). No other directors or executive officers earned in excess of $100,000 during fiscal 2000.


                               Annual Compensation      Long-Term Compensation
                               -------------------   ---------------------------
                                                     Securities
                                                     Underlying
                       Fiscal                          Options       All Other
Name and Principal     Year      Salary      Bonus      (#) (1)     Compensation
Position               ------  ----------   ------   -----------    ------------

Timothy J. Kilkenny    2000    $75,000(5)   $ -        100,000      $ 12,480 (2)

President and Chief    1999     45,900        -        120,000        11,338 (3)
Executive Officer
                       1998     31,200        -           -            7,433 (4)


(1) Options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant.
(2) Represents $1,200 of expense reimbursement for business use of Mr. Kilkenny's automobile and $11,280 of insurance premiums paid by us for the benefit of Mr. Kilkenny. We also provide use of an automobile to Mr. Kilkenny, the value of which is not greater than $5,000 annually.
(3) Represents $1,214 of expense reimbursement for business use of Mr. Kilkenny's automobile and $10,124 of insurance premiums paid by us for the benefit of Mr. Kilkenny.
(4) Represents $1,875 of expense reimbursement for business use of Mr. Kilkenny's automobile and $5,558 of insurance premiums paid by us for the benefit of Mr. Kilkenny.
(5)      Includes $25,000 of deferred compensation.

Stock Options Granted

         We do not have a written stock option plan. However, the Board of Directors approved a total of 1,053,400 options for grant during 2000. The following table shows stock options granted to the Named Executive Officer during the year ended December 31, 2000.

Option Grants During Last Fiscal Year
                                              Individual Grants
                      ----------------------------------------------------------
                         Number of         % of Total
                        Securities      Options Granted  Exercise or
                        Underlying      To Employees in   Base price  Expiration
Name                  Options Granted     Fiscal Year       ($/sh)       Date
                      ---------------     -----------       ------       ----

Timothy J. Kilkenny     100,000 (1)         9.5% (2)        $1.00      12/08/10


(1) Options were granted outside of a formal plan. The options become exercisable 33,333, 33,333 and 33,334 on December 8, 2001, December 8, 2002 and December 8, 2003, respectively. The options expire on December 8, 2010 and have an exercise price of $1.00 per share, which was equal to the fair value per share price of our common stock on the grant date.

(2) All options granted during 2000 are nonqualified stock options. During 2000, an aggregate of 953,400 options were granted outside of a formal plan to employees. Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of such plan.

Fiscal Year End Option Values

         The following table sets forth certain information as of December 31, 2000, regarding outstanding options granted during 2000 held by the following
Named Executive Officer. During 2000, the Named Executive Officer did not exercise any options, nor did we reprice any outstanding options. For the purposes of this table, the "value" of an option is the difference between the estimated fair market value at December 31, 2000 of the shares of common stock subject to the option and the aggregate exercise price of such option.

                            Number of Unexercised   Value of Unexercised In-the-
                                 Options at               Money Options at
                              December 31, 2000         December 31, 2000 (1)
                              -----------------         ---------------------

        Name            Exercisable  Unexercisable   Exercisable   Unexercisable
        ----            -----------  -------------   -----------   -------------

Timothy J. Kilkenny       120,000       100,000          $ -            $ -
Chairman, President and
Chief Executive Officer

(1) Based on the December 31, 2000 estimated fair value of our common stock of $.88 per share.

Director Compensation

         During the fiscal year ended December 31, 2000, our directors did not receive any compensation for serving in such capacities.

Employment Agreements

         We have no employment contracts with any Named Executive Officer.

Bonus Stock Grant

         Pursuant to a stock bonus granted in June 1999 by the Board of Directors, Mr. Peacock and Mr. Ayers were granted 51,730 and 25,865 shares of common stock equal to 2% and 1%, respectively, of the fully diluted common stock outstanding at such date. Two other key employees were granted common stock equal to a total of 4% of the fully diluted common stock outstanding at such date, one of which was an officer during 1999. Such shares were issued in January 2000.


Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership

         The following table sets forth information as of March 23, 2001, concerning the beneficial ownership of Common Stock by each of our directors, each executive officer named in the table under the heading "Item 9. Directors and Executive Officers, Promoters and Control Persons" and all of our directors and executive officers as a group, and by each person who is known by us to own more than 5% of the outstanding shares of Common Stock. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

                                                      Common Stock
                                             ------------------------------
                                              Number of        Percent of
    Beneficial Owner                            Shares          Class (1)
    ----------------                         -------------   --------------
    Timothy J. Kilkenny* (2) (3)              1,550,000            37.7%
    Laura L. Kilkenny (2) (3)                 1,550,000            37.7%
    Roger P. Baresel* (2) (4)                   158,350             3.9%
    Wallace L. Walcher (2) (5)                  751,050            18.9%
    Wesdon C. Peacock (2) (9)                    56,730             1.4%
    Travis Lane (2) (6)                          25,400              .6%
    Jason C. Ayers (2) (7)                       35,865              .9%
    B. Don Turner (2) (8)                        25,000              .6%
                                             -------------   --------------
    All executive officers and directors
    as a group (7 persons)                    2,602,395            59.6%
                                             -------------   --------------

*        Director
(1) Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder's ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days.
(2) Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.
(3) Timothy J. Kilkenny and Laura L. Kilkenny each hold, in their respective names, 690,000 shares of our common stock. The number of shares includes 120,000 shares of our common stock that are subject to currently exercisable stock options held by Mr. Kilkenny, and 50,000 shares of our common stock subject to currently exercisable common stock purchase warrants held by Mr. Kilkenny. Amounts shown do not include options, held by Mr. Kilkenny, to purchase 100,000 shares of our common stock exercisable at $1.00 per share beginning December 8, 2001.
(4) The number of shares includes 25,000 shares of our common stock that are subject to a currently convertible promissory note held by Mr. Baresel, 75,000 shares of our common stock that are subject to currently exercisable common stock purchase warrants and options held by Mr. Baresel, 25,000 shares of our common stock that are subject to common stock options exercisable April 11, 2001 held by Mr. Baresel, 600 shares of our common stock held by Mr. Baresel, 31,250 shares of common stock held by Mr. Baresel and his wife as joint tenants and 1,500 shares of our common stock held by Judith A. Baresel, wife of Mr. Baresel. Amounts shown do not include options, held by Mr. Baresel, to purchase 50,000 shares of our common stock exercisable at $1.00 per share beginning July 10, 2001.

(5) Wallace L. Walcher and Kathryn Walcher, husband and wife, hold 486,102 shares of our common stock as joint tenants. The number of shares includes 56,963 shares of our common stock that are subject to currently exercisable common stock purchase warrants held by Mr. Walcher, 20,133 shares of our common stock that are subject to currently exercisable common stock options held by Mr. Walcher and 187,852 shares of our common stock that are subject to a currently convertible promissory note held by Mr. Walcher. Amounts shown do not include options, held by Mr. Walcher, to purchase 40,267 shares exercisable at $3.00 per share beginning February 28, 2002 and 15,000 shares exercisable at $1.00 per share beginning December 8, 2001.

(6) The number of shares includes 25,000 shares of our common stock that are subject to currently exercisable common stock options held by Mr. Lane, and 400 shares of our common stock held by Mr. Lane. Amounts shown do not include options to purchase 50,000 shares of our common stock exercisable at $1.25 per share beginning October 12, 2001.

(7) The number of shares includes 25,865 shares of our common stock held by Mr. Ayers and 10,000 shares of our common stock that are subject to common stock options exercisable April 14, 2001 held by Mr. Ayers. Amounts shown do not include options, held by Mr. Ayers, to purchase 20,000 shares exercisable at $2.38 per share beginning April 14, 2002 and 45,000 shares exercisable at $1.00 per share beginning December 8, 2001.

(8) The number of shares includes 25,000 shares of our common stock that are subject to common stock options exercisable May 1, 2001 held by Mr. Turner. Amounts shown do not include options to purchase 50,000 shares exercisable at $2.85 per share beginning May 1, 2002 and 25,000 shares exercisable at $1.00 per share beginning December 8, 2001.

(9) The number of shares includes 51,730 shares of our common stock held by Mr. Peacock and 5,000 shares of our common stock that are subject to currently exercisable common stock options held by Mr. Peacock. Amounts shown do not include options to purchase 10,000 shares exercisable at $l.25 per share beginning October 19, 2001 and 60,000 shares exercisable at $l.00 per share beginning December 8, 2001.

Item 12. Certain Relationships and Related Transactions

         Pursuant to a stock bonus approved by the Board of Directors and granted in June 1999, Wesdon C. Peacock and Jason C. Ayers, two of our officers, and two other employees, one of which was an officer during 1999, were granted 181,055 shares of common stock equal to 2%, 1%, 3% and 1%, respectively, of the fully diluted common shares outstanding at such date. Such shares were not issued until January 2000. We recognized $181,055 as compensation expense in 1999 related to the grant of restricted common stock to these employees.

         On August 2, 2000, we obtained a short-term loan of $100,000 from our founder and CEO through the issuance of a 14% promissory note. The terms of the financing additionally provided for the issuance of five-year warrants to purchase an aggregate of 50,000 shares of the our common stock at $.01 per share, and provided for certain registration rights. The promissory note requires monthly interest payments, matures on the earlier of (i) the date which is within five days of our receipt of funds of any offering raising gross proceeds of at least $1,000,000 or (ii) in three months, and is extendible for two 90-day periods upon issuance of additional warrants for an aggregate 50,000 shares exercisable at $.01 per share for each extension. In the fourth quarter of 2000, our founder and CEO agreed to reduce the interest rate on the promissory note to 9% and waive the warrant provisions relating to extensions of the loan. On November 2, 2000, we exercised one of the 90-day extensions available and extended the loan through February 2, 2001. On February 2, 2001, we exercised our second extension and extended the loan through May 2, 2001.

         In connection with his employment, the Company issued stock options for 100,000 shares exercisable at $1.00 per share beginning December 8, 2001 to our founder and CEO.

         In connection with his employment, the Company issued stock options for 100,000 shares and warrants for 75,000 shares with a weighted average exercise price of $.58 per share during the fourth quarter of 2000 to one of its officers and directors. In addition, during the fourth quarter of 2000, this officer and his wife purchased $25,000 of the 11% convertible promissory notes and related warrants sold in our September 29, 2000 private placement.

         In March 2001, the shareholders of Harvest exchanged a note and the accrued interest thereon approximating $188,000 for a three-year convertible promissory note bearing interest at 11% and a five-year warrant to purchase 46,963 shares of our common stock for $.01 per share (the same instrument we offered in our private placement on September 29, 2000).

Item 13. Exhibits and Reports on Form 8-K

         (a)      The following documents are filed as part of this report:

(1) Financial Statements are attached hereto as Appendix A and included herein on pages F-1 through F-21.
(2) The exhibits set forth on the following Exhibit Index are filed with this Report or are incorporated by reference as set forth therein.




 Exhibit
  Number                          Exhibit
  ------                          -------

   3.1      Certificate of Incorporation, as amended (filed as Exhibit 2.1 to the Company's  Registration  Statement on Form 10-SB,  file
            number 000-27031 and incorporated herein by  reference).          #

   3.2      Bylaws  (filed as Exhibit  2.2 to the  Company's  Registration
            Statement   on  Form   10-SB,   file  number   000-27031   and
            incorporated herein by reference)                                 #

   4.1      Specimen  Certificate of the Company's  Common Stock (filed as
            Exhibit 4.1 to the  Company's  Form 10-KSB for the fiscal year
            ended   December  31,  1999,   and   incorporated   herein  by
            reference).                                                       #

   4.2 See the Company's Certificate of Correction to the Amended Certificate of Incorporation and the Ninth Section of the
            Certificate of Incorporation and Articles II and V of the Company's Bylaws (filed as Exhibits 2.1 and 2.2 to the
            Company's  Registration  Statement on Form 10-SB,  file number
            000-27031 and incorporated herein by reference).                  #

   4.3      Form of Warrant  Agreement for Interim Financing in the amount of $505,000 (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and
            incorporated herein by reference).                                #

   4.4 Form of Warrant Certificate for Florida Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.2 to the Company's  Quarterly Report on Form 10-QSB for the Quarter
            ended March 31, 2000 and incorporated herein by reference).       #

   4.5 Form of Promissory Note for Florida Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.3 to the Company's  Quarterly Report on Form 10-QSB for the Quarter
            ended March 31, 2000 and incorporated herein by reference).       #

   4.6 Form of Warrant Certificate for Georgia Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.4 to the Company's  Quarterly Report on Form 10-QSB for the Quarter
            ended March 31, 2000 and incorporated herein by reference).       #

   4.7 Form of Promissory Note for Georgia Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.5 to the Company's  Quarterly Report on Form 10-QSB for the Quarter
            ended March 31, 2000 and incorporated herein by reference).       #

   4.8 Form of Warrant Certificate for Illinois Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.6 to the Company's  Quarterly Report on Form 10-QSB for the Quarter
            ended March 31, 2000 and incorporated herein by reference).       #

   4.9 Form of Promissory Note for Illinois Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.7 to the Company's  Quarterly Report on Form 10-QSB for the Quarter
            ended March 31, 2000 and incorporated herein by reference).       #

   4.10     Form of Warrant  Agreement for Interim Financing in the amount of $500,000 (filed as Exhibit 4.8 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and
            incorporated herein by reference).                                #

   4.11 Form of Warrant Certificate for Interim Financing in the amount of $500,000 (filed as Exhibit 4.9 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended March
            31, 2000 and incorporated herein by reference).                   #

   4.12 Form of Promissory Note for Interim Financing in the amount of $500,000 (filed as Exhibit 4.10 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and
            incorporated herein by reference).                                #

  *4.13 Form of Convertible Promissory Note for September 29, 2000, private placement.

  *4.14 Form of Warrant Agreement for September 29, 2000, private placement.

  *4.15     Form of Warrant  Certificate  for September 29, 2000,  private placement

  10.1 Financial Advisory Services Agreement between the Company and National Securities Corporation, dated September 17, 1999 (filed as Exhibit 10.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein
            by reference).                                                    #

  10.2      Lease Agreement  between the Company and BOK Plaza Associates,
            LLC, dated December 2, 1999 (filed as Exhibit 10.2 to the Company's Form 10-KSB for the fiscal year ended December 31,
            1999, and incorporated herein by reference).                      #

  10.3      Interconnection  agreement between Registrant and Southwestern
            Bell dated March 19, 1999 (filed as Exhibit 6.1 to the Company's Registration Statement on Form 10-SB, file number
            000-27031 and incorporated herein by reference).                  #

  10.4 Stock Purchase Agreement between the Company and Animus Communications, Inc. (filed as Exhibit 6.2 to the Company's Registration Statement on Form 10-SB, file number 000-27031
            and incorporated herein by reference).                            #

  10.5      Registrar  Accreditation Agreement effective February 8, 2000, by and between  Internet  Corporation  for Assigned  Names and
            Numbers  and  FullWeb,   Inc.   d/b/a   FullNic  f/k/a  Animus
            Communications, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended March
            31, 2000 and incorporated herein by reference).                   #

  10.6      Master License  Agreement For KMC Telecom V, Inc.,  dated June
            20, 2000, by and between FullNet Communications, Inc. and KMC Telecom V, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30,
            2000 and incorporated herein by reference).                       #

  10.7 Domain Registrar Project Completion Agreement, dated May 10, 2000, by and between FullNet Communications, Inc., FullWeb,
            Inc. d/b/a FullNic and Think Capital (filed as Exhibit 10.2 to the Company's  Quarterly Report on Form 10-QSB for the Quarter
            ended June 30, 2000 and incorporated herein by reference).        #

  10.8 Amendment to Financial Advisory Services Agreement between the Company and National Securities Corporation, dated April 21,
            2000  (Financial   Advisory  Services  Agreement  between  the
            Company and National Securities  Corporation,  dated September
            17, 1999 filed as Exhibit 10.1 to the Company's Form 10-KSB dated March 30, 2000 and incorporated herein by reference) filed as Exhibit 10.3 to the Company's Quarterly Report on
            Form  10-QSB  for  the   Quarter   ended  June  30,  2000  and
            incorporated herein by reference).                                #

  10.9 Asset Purchase Agreement dated June 2, 2000, by and between FullNet of Nowata and FullNet Communications, Inc. (filed as
            Exhibit 99.1 to the Company's  Form 8-K filed on June 20, 2000
            and incorporated herein by reference).                            #

  10.10 Asset Purchase Agreement dated February 4, 2000, by and between FullNet of Bartlesville and FullNet Communications,
            Inc.  (filed as Exhibit 2.1 to the Company's Form 8-K filed on
            February 18, 2000 and incorporated herein by reference).          #

  10.11    Agreement  and Plan of Merger  Among  FullNet  Communications,
           Inc., FullNet, Inc. and Harvest Communications, Inc. dated February 29, 2000 (filed as Exhibit 2.1 to the Company's Form
           8-K  filed  on  March  10,  2000 and  incorporated  herein  by
           reference).                                                        #

  10.12 Asset Purchase Agreement dated January 25, 2000, by and between FullNet of Tahlequah,and FullNet Communications, Inc. (filed as Exhibit 2.1 to the Company's Form 8-K filed on
           February 9, 2000 and incorporated herein by reference).            #

 *10.13    Promissory  Note dated  August 2,  2000,  issued to Timothy J.
           Kilkenny.

 *10.14    Warrant  Agreement dated August 2, 2000,  issued to Timothy J.
           Kilkenny.

 *10.15    Warrant  Certificate dated August 2, 2000 issued to Timothy J.
           Kilkenny

 *10.16 Stock Option Agreement dated December 8, 2000, issued to Timothy J. Kilkenny.

 *10.17    Warrant  Agreement dated November 9, 2000,  issued to Roger P.
           Baresel.

 *10.18    Warrant  Agreement dated December 29, 2000, issued to Roger P.
           Baresel.

 *10.19 Stock Option Agreement dated February 29, 2000, issued to Wallace L Walcher.

  10.20 Stock Option Agreement dated February 17, 1999, issued to Timothy J. Kilkenny (filed as Exhibit 3.1 to the Company's Registration Statement on Form 10-SB, file number 000-27031
           and incorporated herein by reference).                             #

 *10.21    Stock  Option  Agreement  dated  October 19,  1999,  issued to
              Wesdon C. Peacock.

 *10.22    Stock Option  Agreement dated April 14, 2000,  issued to Jason
             C. Ayers.

 *10.23    Stock  Option  Agreement  dated May 1, 2000,  issued to B. Don
             Turner.

 *10.24 Form of Stock Option Agreement dated December 8, 2000, issued to Jason C. Ayers, Wesdon C. Peacock, B. Don Turner and Wallace L. Walcher

 *10.25    Warrant Certificate Dated November 9, 2000, issued to Roger P.
           Baresel

 *10.26    Warrant Certificate Dated November 9, 2000, issued to Roger P.
           Baresel

 *10.27    Warrant  Certificate  Dated December 29, 2000, issued to Roger
           P. Baresel

 *10.28    Stock Option Agreement dated October 13, 2000, issued to Roger
           P. Baresel.

 *10.29    Stock  Option  Agreement  dated  October 12,  1999,  issued to
           Travis Lane.

 *10.30 Promissory Note dated January 5, 2001, issued to Generation Capital Associates

 *10.31    Placement  Agency  Agreement  dated  November 8, 2000  between
           FullNet   Communications,   Inc.   and   National   Securities
           Corporation
     -------------------------------------------------

     #  Incorporated by reference.
     *  Filed herewith.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT:
                          FULLNET COMMUNICATIONS, INC.


 Date:  March 30, 2001    By: /s/ TIMOTHY J. KILKENNY
                              -----------------------

                              Timothy J. Kilkenny
                              President and Chief Executive Officer



 Date:  March 30, 2001    By: /s/ TRAVIS LANE
                              ---------------

                              Travis Lane
                              Vice President and Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 Date:  March 30, 2001    By: /s/ TIMOTHY J. KILKENNY
                              -----------------------

                              Timothy J. Kilkenny,
                              Chairman of the Board and Director



 Date:  March 30, 2001    By: /s/ ROGER P. BARESEL
                              --------------------

                              Roger P. Baresel, Director

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors
FullNet Communications, Inc.

We have audited the accompanying consolidated balance sheets of FullNet Communications, Inc. (an Oklahoma corporation) and Subsidiaries, as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FullNet Communications, Inc. and Subsidiaries, as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $4,032,000 for the year ended December 31, 2000 and, as of that date, the Company's current liabilities exceeded its current assets by $1,285,000. These factors, among others, as discussed in Note A to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GRANT THORNTON LLP


Oklahoma City, Oklahoma
February 9, 2001 (except for Note P, as to which the date is February 28, 2001)


                  FullNet Communications, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                  ASSETS                                   2000            1999
                                                                      ------------    ------------
CURRENT ASSETS
     Cash                                                             $     13,150    $     12,671
     Accounts receivable, net                                              141,712          70,306
     Prepaid expenses and other current assets                              35,215          15,491
                                                                      ------------    ------------

                    Total current assets                                   190,077          98,468

PROPERTY AND EQUIPMENT, net                                              1,126,156         117,262

COST IN EXCESS OF NET ASSETS OF BUSINESSES
     ACQUIRED, net                                                       1,761,548         295,084

COVENANTS NOT TO COMPETE, net                                              395,450            --

OTHER ASSETS                                                               218,973          53,399
                                                                      ------------    ------------

TOTAL                                                                 $  3,692,204    $    564,213
                                                                      ============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable - trade                                         $    720,022    $    100,684
     Accrued and other current liabilities                                 137,501          42,424
     Notes payable, current portion                                        438,589          58,949
     Deferred revenue                                                      178,498          74,720
                                                                      ------------    ------------

                    Total current liabilities                            1,474,610         276,777

NOTES PAYABLE, less current portion                                      1,988,057         586,922

OTHER                                                                       59,223            --

STOCKHOLDERS' EQUITY (DEFICIT)
     Commonstock - $.00001 par value; authorized, 10,000,000
           shares; issued and outstanding, 3,942,775 shares in 2000
           and 2,088,928 shares in 1999                                         39              21
     Common stock issuable, 318,709 shares in 1999                            --           318,709
     Additional paid-in capital                                          5,250,026         429,295
     Accumulated deficit                                                (5,079,751)     (1,047,511)
                                                                      ------------    ------------

                    Total stockholders' equity (deficit)                   170,314        (299,486)
                                                                      ------------    ------------

TOTAL                                                                 $  3,692,204    $    564,213
                                                                      ============    ============


See accompanying notes to financial statements.


                  FullNet Communications, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                                   2000           1999
                                                               -----------    -----------
REVENUES
        Access service revenues                                $ 1,092,964    $   477,627
        Network solutions and other revenues                       822,674        644,327
                                                               -----------    -----------

                 Total revenues                                  1,915,638      1,121,954


OPERATING COSTS AND EXPENSES
        Cost of access service revenues                            509,081        199,804
        Cost of network solutions and other revenues               246,036        248,415
        Selling, general and administrative expenses             2,519,847      1,002,861
        Depreciation and amortization                              799,564        144,670
                                                               -----------    -----------

                 Total operating costs and expenses              4,074,528      1,595,750
                                                               -----------    -----------


LOSS FROM OPERATIONS                                            (2,158,890)      (473,796)

INTEREST EXPENSE                                                  (943,673)       (77,871)
OTHER EXPENSE                                                      (59,519)       (39,928)
                                                               -----------    -----------

Loss before extraordinary item and cumulative effect of
     accounting change                                          (3,162,082)      (591,595)

EXTRAORDINARY ITEM - extinguishment of debt                       (529,158)          --
                                                               -----------    -----------

Loss before cumulative effect of accounting change              (3,691,240)      (591,595)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                            (341,000)          --
                                                               -----------    -----------

NET LOSS                                                       $(4,032,240)   $  (591,595)
                                                               ===========    ===========

Per common share (basic and diluted)
     Loss before extraordinary item and cumulative effect of
          accounting change                                    $      (.94)   $      (.30)
     Extraordinary item                                               (.16)          --
     Cumulative effect of accounting change                           (.10)          --
                                                               -----------    -----------


     Net loss                                                  $     (1.20)   $      (.30)
                                                               ===========    ===========


Weighted average number of common shares outstanding
     Basic and diluted                                           3,346,658      1,994,548
                                                               ===========    ===========


See accompanying notes to financial statements.


                  FullNet Communications, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                     Years ended December 31, 2000 and 1999



                                                        Common stock           Common       Additional
                                                        ------------            stock        paid-in     Accumulated
                                                    Shares        Amount      issuable       capital       deficit        Total
                                                 -----------   -----------   -----------   -----------   -----------   -----------
Balance at January 1, 1999                               500   $       500   $      --     $      --     $  (455,916)  $  (455,416)

Stock split 2,760-for-1, par value reduced
  from $1.00 per share to $.00001 per share        1,379,500          (486)         --             486          --            --

Common stock issued, net of offering expenses        637,500             6          --         483,130          --         483,136

Common stock issuable relating to services
  performed for offering, 104,320 shares                --            --         104,320      (104,320)         --            --

Common stock issuable for employee bonuses,
  181,055 shares                                        --            --         181,055          --            --         181,055

Conversion of debt to equity                          71,428             1          --          49,999          --          50,000

Common stock issuable in exchange for
  services, 33,334 shares                               --            --          33,334          --            --          33,334

Net loss                                                --            --            --            --        (591,595)     (591,595)
                                                 -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 1999                       2,088,928            21       318,709       429,295    (1,047,511)     (299,486)

Issuance of common stock in conjunction with
  acquisitions                                       618,442             6          --       1,829,776          --       1,829,782

Common stock issued, net of offering expenses         45,200             1          --         122,807          --         122,808

Exercise of stock options                             34,830          --            --          34,830          --          34,830

Warrant exercise                                     660,000             6          --           6,594          --           6,600

Common stock issued under previous commitments       318,709             3      (318,709)      318,706          --            --

Common stock issued in exchange for services         176,666             2          --         314,164          --         314,166

Warrants issued related to financing                    --            --            --       1,571,832          --       1,571,832

Intrinsic value of beneficial conversion
  feature on issuance of debt                           --            --            --         341,000          --         341,000

Options and warrants issued for compensation
  and services                                          --            --            --         281,022          --         281,022

Net loss                                                --            --            --            --      (4,032,240)   (4,032,240)
                                                 -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2000                       3,942,775   $        39   $      --     $ 5,250,026   $(5,079,751)  $   170,314
                                                 ===========   ===========   ===========   ===========   ===========   ===========



See accompanying notes to financial statements.


                  FullNet Communications, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                                            2000           1999
                                                                                        -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                           $(4,032,240)   $  (591,595)
     Adjustments to reconcile net loss to net cash used in operating activities
          Noncash compensation expense                                                      146,858           --
          Depreciation and amortization                                                     799,564        144,670
          Stock issued or issuable for services                                             314,166        214,389
          Options and warrants issued for services                                          134,102           --
          Amortization of discount relating to financing                                    649,214           --
          Extraordinary loss on extinguishment of debt                                      529,158           --
          Cumulative effect of accounting change                                            341,000           --
          Provision for uncollectible accounts receivable                                    48,797           --
          Net (increase) decrease in
               Accounts receivable                                                          (34,852)        35,503
               Prepaid expenses and other current assets                                     (2,343)       (15,154)
               Other assets                                                                  (2,000)        (5,000)
          Net increase (decrease) in
               Accounts payable - trade                                                     255,540        (28,893)
               Accrued and other liabilities                                                 82,000         25,566
               Other liabilities                                                             66,625        (22,659)
                                                                                        -----------    -----------

                    Net cash used in operating activities                                  (704,411)      (243,173)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                   (847,148)       (12,624)
     Proceeds from sale of property, net of closing costs                                   110,122           --
     Acquisitions of businesses, net of cash acquired                                      (127,057)          --
                                                                                        -----------    -----------

                    Net cash used in investing activities                                  (864,083)       (12,624)

CASH FLOWS FROM FINANCING ACTIVITIES
     Deferred offering costs                                                                 10,898        (30,899)
     Principal payments on borrowings under notes payable                                  (262,906)       (58,567)
     Proceeds from note payable to related party                                            100,000           --
     Principal payments on note payable to related party                                    (50,000)       (43,891)
     Principal payments on borrowings related to purchase of subsidiary                        --         (122,405)
     Proceeds from issuance of interim financing and warrants, net of offering costs        938,500           --
     Proceeds from issuance of convertible notes payable                                    762,500         50,000
     Convertible debt issue costs                                                           (95,019)          --
     Proceeds from exercise of stock options                                                 34,830           --
     Proceeds from exercise of warrants                                                       6,600           --
     Principal payments on capital lease obligations                                         (4,732)       (10,192)
     Proceeds from issuance of notes payable                                                  5,494          1,088
     Issuance of common stock, net of offering costs                                        122,808        483,136
                                                                                        -----------    -----------

                    Net cash provided by financing activities                             1,568,973        268,270
                                                                                        -----------    -----------

NET INCREASE IN CASH                                                                            479         12,473
Cash at beginning of year                                                                    12,671            198
                                                                                        -----------    -----------
Cash at end of year                                                                     $    13,150    $    12,671
                                                                                        ===========    ===========
                                                                                                       (continued)


                  FullNet Communications, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                             Year ended December 31,

                                                                             2000           1999
                                                                         -----------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                   $   233,568    $    78,000

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to equity                                                    --           50,000
Common stock issuable related to services performed for offering                --          104,320
Assets acquired through issuance of capital lease                             25,240           --
Assets financed through accounts payable                                     200,704           --
Conversion of interim financing to convertible notes payable               1,005,000           --

FullNet of Tahlequah Asset Purchase
     Fair value of assets acquired                                       $    (4,086)   $      --
     Fair value of covenant not to compete                                   (21,919)          --
     Cost in excess of net assets acquired and covenant not to compete       (71,730)          --
     Note payable issued                                                      61,845           --
                                                                         -----------    -----------

     Cash paid to purchase Tahlequah assets                              $   (35,890)   $      --
                                                                         ===========    ===========

FullNet of Bartlesville Asset Purchase
     Fair value of liabilities assumed                                   $    16,380    $      --
     Fair value of common stock issuance                                     128,232
     Fair value of covenant not to compete                                   (42,715)          --
     Cost in excess of net assets acquired and covenant not to compete      (152,065)          --
     Note payable issued                                                      50,168           --
                                                                         -----------    -----------

     Cash paid to purchase Bartlesville assets                           $      --      $      --
                                                                         ===========    ===========

Harvest Communications, Inc. Merger
     Fair value of liabilities assumed                                   $    97,358    $      --
     Fair value of common stock issuance                                   1,612,500
     Fair value of covenant not to compete                                  (408,388)          --
     Cost in excess of net assets acquired and covenant not to compete    (1,601,470)          --
     Note payable issued                                                     175,000           --
                                                                         -----------    -----------
     Cash paid to acquire Harvest Communications, Inc.                   $  (125,000)   $      --
                                                                         ===========    ===========

FullNet of Nowata Asset Purchase
     Fair value of liabilities assumed                                   $     2,650    $      --
     Fair value of common stock issuance                                      89,050           --
     Fair value of covenant not to compete                                   (28,400)          --
     Cost in excess of net assets acquired and covenant not to compete      (111,250)          --
     Note payable issued                                                      47,950           --
                                                                         -----------    -----------

     Cash paid to purchase Nowata assets                                 $      --      $      --
                                                                         ===========    ===========
                                                                                        (concluded)

See accompanying notes to financial statements.

                  FullNet Communications, Inc. and Subsidiaries

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTSDecember 31, 2000 and 1999


NOTE A - ORGANIZATION AND NATURE OF  OPERATIONS

FullNet Communications, Inc. and Subsidiaries (the Company) is an integrated communications provider (ICP) offering communications, connectivity and data storage to individuals, businesses, organizations and educational institutions, as well as governmental agencies. Through its subsidiaries: FullNet, Inc., FullTel, Inc. and FullWeb, Inc., the Company provides Internet and network solutions designed to meet customer needs. Services include:

         o Dial-up and direct high-speed connectivity to the Internet through the FullNet brand name
         o        Backbone services to private label Internet services providers
                  (ISPs) and businesses
         o        Carrier-neutral telecommunications premise co-location
         o Web page design, hosting, server co-location and e-commerce solutions

The Company operates and grants credit, on an uncollateralized basis, to customers in Oklahoma and surrounding states. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across different industries (see Note O).

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial net losses in 1999 and 2000. In addition, the Company has used, rather than provided, cash in its operations and at December 31, 2000 current liabilities exceed current assets by $1,285,000.

In view of the matters described in the preceding paragraph, the ability of the Company to continue as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, to achieve the objectives of its business plan and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company's business plan includes, among other things, expansion of its Internet access services through mergers and acquisitions and the development of its web hosting and co-location services. Execution of the Company's business plan will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Current cash balances will not be sufficient to fund the Company's current business plan beyond the next few months. As a consequence, the Company is currently seeking additional convertible debt and/or equity financing as well as the placement of a credit facility to fund the Company's liquidity. There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.

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

2.       Revenue Recognition
         -------------------

Access service revenues are recognized on a monthly basis over the life of each contract as services are provided. Contract periods range from monthly to yearly. Deferred revenues are calculated for those contracts that require prepayment and continue subsequent to the current year end. Network solution revenues are recognized after services are performed. Carrier-neutral telecommunications co-location revenues (included in network solution and other revenues) are recognized on a monthly basis over the life of the contract as services are provided.

3.       Accounts Receivable
         -------------------

Accounts receivable consist of the following as of December 31:

                                                   2000            1999
                                                   ----            ----

   Accounts receivable                           $ 170,713       $  70,306
        Less allowance for doubtful accounts       (29,001)              -
                                                 ---------       ---------


                                                 $ 141,712       $  70,306
                                                 =========       =========

4.       Property and  Equipment
         -----------------------

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets as follows:

   Software                     3 years
   Computers and equipment      5 years
   Furniture and fixtures       7 years
   Leasehold improvements       Shorter of estimated  life of improvement or the
                                lease term

5.       Intangible Assets
         -----------------

Cost in excess of net assets of businesses acquired and covenants not to compete are carried net of accumulated amortization. Amortization is computed using the straight-line method over the estimated periods to be benefited. Prior to October 1, 1999, the estimated amortization period was 15 years for cost in excess of net assets of businesses acquired. Effective October 1, 1999, management changed the estimated remaining useful life to six months for the Tulsa acquisition and to 41 months for the Animus acquisition to more closely reflect the estimated periods benefited. The effect of this change for the year ended December 31, 1999 was to increase amortization expense and net loss by approximately $43,000 and to increase basic and diluted loss per share by $.02. The estimated amortization period for covenants not to compete is two to five years.

6.       Long-Lived Assets
         -----------------

All long-lived assets to be held and used, including cost in excess of net assets of businesses acquired, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses are recognized based upon the estimated fair value of the asset. No such events or changes occurred during the years ended December 31, 2000 or 1999.

7.       Income Taxes
         ------------

Prior to April 8, 1999, income taxes on net earnings of FullNet Communications, Inc. were payable personally by the stockholders pursuant to an election as an S corporation under the Internal Revenue Code (IRC). Effective April 8, 1999, the number of stockholders exceeded the allowable number under IRC guidelines, the S election was terminated and the Company became a C corporation and adopted the liability method of accounting for income taxes. The Company's subsidiaries are C corporations and have followed the liability method of accounting for income taxes for all periods presented.

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

8.       Loss Per Common Share
         ---------------------

Loss per common share is calculated based on the weighted average number of shares outstanding during the year, including common shares issuable without additional consideration. Basic and diluted loss per share are the same for the years ended December 31, 2000 and 1999 as the effect of outstanding convertible notes payable, stock options and warrants (see Notes E, G and J) would be antidilutive.

9.       Stock Options and Warrants
         --------------------------

The Company applies the intrinsic value method in accounting for stock-based compensation issued to employees.

For warrants issued with debt, a portion of the proceeds received is allocated to the warrants based on the relative fair values of the warrants, determined using the Black-Scholes valuation model, and the debt. The resulting discount on the debt is amortized to interest expense over the life of the debt.

Other issuances of stock options and warrants are valued using the Black-Scholes valuation model and accounted for based on the consideration received.

10.      Advertising
         -----------

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. Advertising expense for the years ended December 31, 2000 and 1999 was $68,979 and $30,399, respectively.

11.      Use of Estimates
         ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

12.      Reclassifications
         -----------------

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

NOTE C - PROPERTY AND  EQUIPMENT

Property and equipment consist of the following at December 31:

                                            2000           1999
                                            ----           ----

   Computers and equipment              $   625,751    $   363,370
   Leasehold improvements                   901,711           --
   Software                                  60,391           --
   Furniture and fixtures                    10,394          5,785
                                        -----------    -----------
                                          1,598,247        369,155
        Less accumulated depreciation      (472,091)      (251,893)
                                        -----------    -----------
                                        $ 1,126,156    $   117,262
                                        ===========    ===========

Depreciation expense for the years ended December 31, 2000 and 1999 was $220,198 and $72,360, respectively.

NOTE  D - INTANGIBLE ASSETS

Cost in excess of net assets of businesses acquired relates to the 2000 purchases of certain business operations in Tahlequah, Oklahoma (the FullNet of Tahlequah, Inc. (FOT) acquisition), Bartlesville, Oklahoma (the FullNet of Bartlesville (FOB) acquisition), Nowata, Oklahoma (the FullNet of Nowata (FON) acquisition), the 2000 merger with Harvest Communications, Inc. (the Harvest merger), the 1997 purchase of certain business operations in Tulsa, Oklahoma (the Tulsa acquisition) and the 1998 purchase of Animus (the Animus acquisition) as follows:


                                                December 31,
                                        --------------------------
                                            2000           1999
                                        -----------    -----------

   FOT acquisition                      $    71,730    $      --
   FOB acquisition                          152,065           --
   FON acquisition                          111,250           --
   Harvest merger                         1,601,470           --
   Tulsa acquisition                         70,000         70,000
   Animus acquisition                       318,597        318,597
                                        -----------    -----------
                                          2,325,112        388,597
        Less accumulated amortization      (563,564)       (93,513)
                                        -----------    -----------
                                        $ 1,761,548    $   295,084
                                        ===========    ===========

Amortization expense for the years ended December 31, 2000 and 1999 relating to cost in excess of net assets of businesses acquired was $470,051 and $72,310, respectively.

Covenants not to compete consist of the following:

                                                          December 31,
                                                    ------------------------
                                                       2000          1999
                                                    ----------    ----------

  FOT acquisition                                   $   21,919    $     --
  FOB acquisition                                       42,715          --
  FON acquisition                                       28,400          --
  Harvest merger                                       408,388          --
                                                    ----------    ----------
                                                       501,422          --
       Less accumulated amortization                  (105,972)         --
                                                    ----------    ----------

                                                    $  395,450    $     --
                                                    ==========    ==========

Amortization expense for the year ended December 31, 2000 relating to covenants not to compete was $105,972.

NOTE E - NOTES PAYABLE

In February, March, June and September 2000, the Company obtained interim loans totaling $505,000 through the issuance of 14% promissory notes to 14 accredited investors. The terms of the financing additionally provided for the issuance of five-year warrants to purchase an aggregate 250,000 shares of the Company's common stock at $.01 per share, and provided for certain registration rights. The promissory notes required monthly interest payments, matured in six months and were extendible for two 90-day periods upon issuance of additional warrants for an aggregate 250,000 shares exercisable at $.01 per share for each extension. In August 2000, the Company extended the terms of ten of the bridge loans for an additional 90 days and, in connection therewith, issued warrants for an additional 137,500 shares. As of December 31, 2000, warrants to purchase an aggregate 262,500 shares of common stock had been exercised at an aggregate exercise price of $2,625 (see discussion below for the exchange of these interim notes to convertible promissory notes on November 9, 2000).

In March 2000, the Company obtained interim loans totaling $500,000 through the issuance of 14% promissory notes to two accredited investors. The terms of the financing additionally provided for the issuance of five-year warrants to purchase 100,000 shares of the Company's common stock at $.01 per share, and provided for certain registration rights. The promissory notes required quarterly interest payments, matured in six months and initially were extendible for two 90-day periods upon issuance of additional warrants for an aggregate 10,000 shares exercisable at $.01 per share for each extension. On March 8, 2000, the bridge loan investors exercised their warrants and purchased 100,000 shares of common stock of the Company at an aggregate exercise price of $1,000. In August 2000, the Company extended the terms of the two bridge loans for an additional 90 days and, in connection therewith, issued warrants for an additional 10,000 shares, of which 5,000 warrants have been exercised at an aggregate exercise price of $50 as of December 31, 2000. In October 2000, the terms of the two bridge loans were amended to provide that, in the event of a second 90-day extension, the Company would issue warrants to purchase an aggregate 160,000 shares of common stock (see discussion below for the exchange of these interim notes to convertible promissory notes on November 9, 2000).

In November and December 2000, the Company sold an aggregate $762,500 of 11% convertible promissory notes (the Notes) in conjunction with a private placement of such notes (see Note P). The terms of the Notes are 36 months with limited prepayment provisions. The Notes may be converted by the holder at any time at $1.00 per share and by the Company upon registration and when the closing price of the Company's common stock has been at or above $3.00 per share for three consecutive trading days; provided, however, if a registration statement to register the common stock underlying both the Notes and the detached warrants has not been declared effective by February 15, 2001, the Conversion Price shall be reduced by 2% to $.98 per share, and shall be reduced by an additional 2% for every 30 days thereafter until registration occurs.

Additionally, the Notes are accompanied by warrants to purchase a number of shares of Company common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00. Said warrants are exercisable at any time beginning on the date of grant and ending on the date five years therefrom at a price of $.01 per share. Under the terms of the Notes, the Company is required to register the common stock underlying both the Notes and the detached warrants by filing a registration statement with the Securities and Exchange Commission within 45 days following the Final Expiration Date of the Offering (March 31, 2001). The Notes will pay interest of 11% per annum, payable quarterly commencing January 1, 2001, provided, however, that if a registration statement for the common stock underlying the Notes and warrants has not been filed on or before February 28, 2001, the Notes shall pay interest at 12.5% per annum until such time as a registration statement is filed.

On November 9, 2000, the Company exchanged $1,005,000 in existing interim loans for convertible promissory notes containing terms identical to the Notes (the Exchange). As a condition of the Exchange, warrants to purchase 410,000 shares of common stock were issued (see Note N). Said warrants are exercisable at any time beginning on the date of grant and ending on the date five years therefrom at a price of $.01 per share.


Notes payable consist of the following at December 31:

                                                                                        2000           1999
                                                                                    -----------    -----------
  Convertible  promissory  notes;  interest  at  11%  of  face  amount,  payable quarterly  commencing January 1, 2001; these notes are unsecured and mature in
  2003; $1,767,500 face amount less unamortized discount of $338,236;  effective
  rate of 20%                                                                       $ 1,429,264    $      --


  Note  payable to the  Company's  founder  and CEO,  including  interest at 9%, payable quarterly, matures on the earlier of (i) the date which is within five days of receipt of funds by the Company of any offering raising gross proceeds to the  Company  of at least  $1,000,000  or (ii) May 3,  2001;  this  note is
  unsecured (see Note H)                                                                 50,000           --

  Acquisition note payable to the former stockholder of Harvest  Communications,
  Inc.;  including  interest  at 8%, with the  principal  and  interest  thereon payable on the earlier to occur of (a) the closing of any single funding (debt or equity)  obtained by the Company  subsequent  to the date of the note of at least  $2,000,000,  (b)  the  closing  of  any  underwritten  offering  of the
  Company's  common  stock  or  (c)  March 6, 2001; this note is  unsecured (see
  Note I)                                                                               175,000           --

  Note  payable to a bank,  payable in monthly  installments  of $2,849  through
  October  2005 and $1,558  from  November 2005   until paid in full,  including
  interest at a variable  rate (prime plus 2.25%;  11.75% at December 31, 2000), matures September 2014; collateralized by substantially all assets acquired in conjunction  with the acquisition of Harvest  Communications,  Inc. One of the
  Company's  officers who was the sole  stockholder  of Harvest  Communications,
  Inc. is a co-maker on this note and it is  partially  guaranteed  by the Small
  Business Administration (see Note I)                                                   58,518           --

  Three notes  payable to a bank,  payable in monthly  installments  aggregating
  $10,010,  including  interest ranging from 9.5% to 11.5%,  maturing  September
  2008;  collateralized  by property  and  equipment,  accounts  receivable  and
  Company  common stock owned by the founder and CEO of the Company;  guaranteed
  by the founder and CEO of the Company                                                 591,408        645,871

  Other unsecured notes payable                                                         122,456           --
                                                                                    -----------    -----------

                                                                                      2,426,646        645,871
       Less current portion                                                            (438,589)       (58,949)
                                                                                    -----------    -----------


                                                                                    $ 1,988,057    $   586,922
                                                                                    ===========    ===========

Aggregate future maturities of notes payable at December 31, 2000 are as follows:

         Year ending December 31
             2001                               $   438,589
             2002                                    80,880
             2003                                 1,846,528
             2004                                    87,029
             2005                                    95,843
             Thereafter                             216,013
                                                -----------
                                                  2,764,882
         Less unamortized discount                 (338,236)
                                                -----------

                                                $ 2,426,646
                                                ===========

NOTE F - INCOME  TAXES

Due to net losses, no provision for income taxes was necessary for 2000 or 1999, and no provision for income taxes was allocated to the extraordinary item or cumulative effect of accounting change.

The Company's effective income tax rate on loss before extraordinary item and cumulative effect of accounting change differed from the federal statutory rate of 34% as follows at December 31:


                                                 2000           1999
                                             -----------    -----------

Income taxes at federal statutory rate       $(1,075,000)   $  (201,142)
Change in valuation allowance                    628,000        179,335
Nondeductible expenses                           565,000         12,980
Exclusion of Subchapter S loss                      --           48,733
State income taxes, net of federal benefit      (118,000)       (15,476)
Adjustment of prior year estimates                  --          (24,430)
                                             -----------    -----------

                  Total tax expense          $      --      $      --
                                             ===========    ===========

The components of deferred income tax assets were as follows at December 31:

                                                    2000         1999
                                                  ---------    ---------

Deferred income tax assets
         Basis difference in intangible assets    $  38,500    $  11,000
         Deferred revenue                            67,000       28,000
         Net operating loss                         687,000      178,500
         Other                                       53,000         --
         Valuation allowance                       (828,000)    (200,000)
                                                  ---------    ---------

                  Net deferred income tax asset   $  17,500    $  17,500
                                                  =========    =========

Increase in valuation allowance                   $ 628,000    $ 179,000
                                                  =========    =========

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2000, the Company has a net operating loss carryforward of approximately $1,820,000 which will expire at various dates through 2020. As such carryforward can only be used to offset future taxable income of the Company, management has provided a partial valuation allowance until it is more likely than not that taxable income will be generated.

NOTE G - STOCKHOLDERS' EQUITY (DEFICIT)

In February 2000, the Company raised $122,808 (net of offering expenses of approximately $13,000) in an offering of its common stock. The offering was made pursuant to an exemption from the registration requirements of the Securities Act of 1933 (the Securities Act), as amended, and Regulation D of such Securities Act. Under this offering, shares were sold for $3.00 per share.

In April 2000, the Company amended its contract with its investment banker, which entitled the investment banker to an additional 100,000 shares of the Company's common stock. The fair value of the shares on the date of grant was $237,500, which was amortized over the remaining life of the original contract, through August 2000. These shares were issued in December 2000.

The Company issued 618,442 shares valued at approximately $1,830,000 in conjunction with the completion of four acquisitions during 2000 (see Note I).

Warrants to purchase 660,000 shares of stock were exercised during 2000 for an aggregate price of approximately $6,600 (see Note E).

On February 15, 1999, the Company's Board of Directors approved an amendment to the Company's certificate of incorporation to increase authorized common shares from 50,000 to 10,000,000 shares and to effect a 2760-for-1 stock split with a reduction in par values from $1.00 to $.00001. Basic and diluted loss per share has been restated for all periods presented to reflect this stock split.

During February 1999, the Company issued convertible notes payable to individuals totaling $50,000. During April 1999, these notes were converted into 71,428 shares of the Company's common stock pursuant to the note agreements.

During April 1999, the Company raised $483,136 (net of offering expenses of approximately $154,000) in an offering of its common stock exempt from registration requirements of the Securities Act pursuant to Rule 504 of Regulation D (the 504d Offering). Under this offering, shares were sold at a price of $1.00 per share. In connection with this 504d Offering, the Company entered into a financial advisory services agreement (the Agreement) with a financial advisory firm, pursuant to which a maximum of 200,000 shares of the Company's common stock and options to purchase a maximum 90,000 shares of the Company's common stock were to be issued to such entity as partial compensation for services performed. The Agreement became the subject of a dispute between the Company and the financial advisor; however, during December 1999, in settlement of this dispute, the Company agreed to issue 104,320 shares of the Company's common stock and options to purchase 92,205 shares of the Company's common stock to the financial advisory firm. Because the 104,320 shares were issuable for services performed in conjunction with the 504d Offering, an increase in common stock issuable and a corresponding reduction in additional paid-in capital was recorded in the accompanying consolidated financial statements based on an estimated fair market value of $1 per share. Additionally, the terms of the stock options were as follows:

      Shares   Exercise price per share       Vesting date     Expiration date
      ------   ------------------------   -----------------   -----------------

      34,830            $1.00             December 29, 1999   February 15, 2000
      57,375            $1.25               October 7, 2000   December 29, 2002
      ------
      92,205
      ======

Because these options were issued in connection with the 504d Offering, any value assigned and credited to additional paid-in capital would result in an equal reduction of additional paid-in capital from the 504d Offering; therefore, no accounting recognition has been given to these options. Options for 34,830 shares of the Company's common stock were exercised on February 15, 2000 for $34,830.


During June 1999, 181,055 shares of Company common stock were approved for issuance to employees as a bonus. Compensation expense of $181,055 was recorded based on an estimated fair market value of $1 per share.

On September 1, 1999,  the Company  entered into a financial  advisory  services agreement  with an  investment  banker (see Note K).  Pursuant to this  advisory agreement, 100,000 shares of the Company's common stock (estimated fair value of
$100,000) were to be issued to this entity as partial  compensation for services performed.  The earned  portion of such shares as of December 31, 1999  ($33,334 and 33,334 shares) is recorded in the  stockholders'  deficit  section as common stock issuable at December 31, 1999. These shares were issued in January 2000.

At December 31, 1999, 318,708 shares of common stock were issuable without additional consideration. These shares were issued in January 2000.

A summary of stock purchase warrant and certain stock option activity for 2000 follows:

                                                                                                   Number
                                                                                                     of
                                                                                                   shares
                                                                                                 ---------
    Issued during 1999 and outstanding at December 31, 1999                                         92,205
    Issued during 2000
        In connection with Harvest merger (exercise price $2.55 per share)                          10,000
        In connection with interim financing (exercise price $.01 per share)                       497,500
        For consulting services (weighted average exercise price $1.35)                            125,000
        In connection with related party note payable (exercise price $.01 per share)               50,000
        For placement agent services in connection with issuance of convertible
             notes payable (exercise price $1.00 per share)                                         70,000
        In connection with the Exchange (exercise price $.01 per share)                            410,000
        In connection with issuance of convertible notes payable (exercise price
             $.01 per share)                                                                       441,875
        In connection with employment agreement (exercise price $.01 per share)                     75,000
                                                                                                 ---------

                           Total issued during 2000                                              1,679,375

    Exercised during 2000                                                                         (694,830)
                                                                                                 ---------

    Outstanding at December 31, 2000                                                             1,076,750
                                                                                                 =========


Outstanding stock purchase warrants and certain stock options outstanding at December 31, 2000 are as follows:

           Number             Exercise              Expiration
         of shares              price                  year
         ---------            --------              ----------


           814,375            $   .01                  2005
           100,000               1.00                  2003
            70,000               1.00                  2005
            57,375               1.25                  2002
            10,000               2.55                  2005
            25,000               2.77                  2003
        ----------

         1,076,750
        ==========

NOTE H - RELATED PARTY TRANSACTIONS

On August 2, 2000, the Company obtained a short-term loan of $100,000 from its founder and CEO through the issuance of a 14% promissory note. The terms of the financing additionally provided for the issuance of five-year warrants to purchase 50,000 shares of the Company's common stock at $.01 per share, and provided for certain registration rights. The promissory note requires monthly interest payments, matures on the earlier of (i) the date which is within five days of receipt of funds by the Company of any offering raising gross proceeds to the Company of at least $1,000,000 or (ii) in three months, and is extendible for two 90-day periods upon issuance of additional warrants to purchase an aggregate 50,000 shares of the Company's common stock exercisable at $.01 per share for each extension. In the fourth quarter of 2000, the Company's founder and CEO agreed to reduce the interest rate on the promissory note to 9% and waive the warrant provisions relating to extensions of the loan. The Company has repaid $50,000 on this note and the note is currently due in May 2001.

In connection with his employment, the Company issued stock options for 100,000 shares and warrants for 75,000 shares with a weighted average exercise price of $.58 per share during the fourth quarter of 2000 to one of its officers and directors. In addition, during the fourth quarter of 2000, this officer and his wife purchased $25,000 of the 11% convertible promissory notes and related warrants sold in the Company's private placement.

NOTE I -  ACQUISITIONS

On January 25, 2000, the Company entered into an asset purchase agreement with FullNet of Tahlequah, Inc. (FOT), an Oklahoma corporation, in which the Company purchased substantially all of FOT's assets, including approximately 400 individual and business Internet access accounts. The Company paid FOT an aggregate amount of $97,735, comprised of $35,890 in cash and a note payable for $61,845.

On February 4, 2000, the Company entered into an asset purchase agreement with FullNet of Bartlesville (FOB), an Oklahoma sole proprietorship, in which the Company purchased substantially all of FOB's assets, including approximately 400 individual and business Internet access accounts. The Company paid FOB an aggregate amount of $178,400, payable in 42,744 shares of the Company's common stock (valued for purposes of the acquisition at $3.00 per share) and a note payable for $50,168. The note was paid in full in November 2000.

On February 29, 2000, the Company entered into an agreement and plan of merger (the Merger Agreement) with Harvest Communications, Inc. (Harvest), an Oklahoma corporation, pursuant to which Harvest merged with and into FullNet, Inc., one of the Company's wholly owned subsidiaries. Harvest had approximately 2,500 individual and business dial-up Internet access accounts, 15 wireless Internet access accounts and 35 Web hosting accounts. Pursuant to the terms of the Merger Agreement, the Company paid the stockholders of Harvest an aggregate amount of $1,912,500 payable in 537,500 shares of the Company's common stock (valued for purposes of the merger at $3.00 per share), a note payable for $175,000 and $125,000 in cash.

On June 2, 2000, the Company entered into an asset purchase agreement with FullNet of Nowata (FON), an Oklahoma sole proprietorship, in which the Company purchased substantially all of FON's assets, including approximately 300 individual and business Internet access accounts. Pursuant to the terms of the Agreement, the Company agreed to pay FON an aggregate purchase price of $137,000, payable in 38,198 shares of the Company's common stock (valued for purposes of the acquisition at $2.33 per share) and a note payable for $47,950.

These acquisitions were accounted for as purchases. The aggregate purchase price has been allocated to covenants not to compete, cost in excess of net assets of businesses acquired and the underlying net assets purchased or net liabilities assumed based on their estimated fair values at the respective acquisition date. Covenants not to compete aggregated approximately $500,000 for the acquisitions and are amortized over the lives of the covenants, two to five years. Cost in excess of net assets of businesses acquired totaled approximately $1,900,000, which is being amortized over the estimated periods benefited of three to five years. Prior to the acquisitions, each of FOT, FOB, Harvest and FON was a customer of the Company's Internet service provider access services.

The unaudited pro forma combined historical results, as if the entities listed above had been acquired at the beginning of the period presented, are included in the table below.

                                                   Year ended
                                      ----------------------------------
                                             2000               1999
                                      ---------------   ----------------

Revenue                               $    2,046,000    $     2,503,000
Net loss                              $   (4,137,000)   $    (1,079,000)
Basic and diluted loss per share      $        (1.20)   $         (0.42)

The pro forma results above include amortization of (a) covenants not to compete and (b) cost in excess of net assets of businesses acquired and interest expense on debt assumed or issued to finance the acquisitions. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

NOTE J -  STOCK-BASED  COMPENSATION

During 2000 and 1999, the Company issued employee stock options accounted for under APB Opinion No. 25 and related interpretations.

During 1999, options to purchase 120,000 shares of the Company's common stock were issued to the founder and CEO of the Company, which vested in October 2000. The options have an exercise price of $1.15, and expire during February 2002. The other options generally have terms of ten years when issued and vest 33% each year for three years beginning at the date of grant.

Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share in 2000 and 1999 would have been increased to the pro forma amounts indicated below:


                                                     2000              1999
                                                     ----              ----

     Net loss
               As reported                       $(4,032,240)      $  (591,595)
               Pro forma                          (4,226,752)         (599,748)

     Basic and diluted loss per share
               As reported                       $     (1.20)      $      (.30)
               Pro forma                         $     (1.26)      $      (.30)

The fair value of each option grant prior to February 2000 was estimated on the date of grant using the minimum value method because there was no public trading market for the Company's securities. During February 2000, the Company's common stock began trading on the NASD Electronic Bulletin Board under the symbol FULO. The fair value of the options granted subsequent to February 2000 have been estimated at the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

                                                     2000            1999
                                                     ----            ----

Risk free interest rate                                5%              6%
Expected lives (in years)                              5            8 and 3
Expected volatility                                  134%              0%
Dividend yield                                         0%              0%


A summary of the status of the Company's outstanding employee stock options as of December 31, 2000 and 1999 and changes during the years then ended is presented below.

                                                   2000                  1999
                                          --------------------    ------------------
                                                      Weighted              Weighted
                                                      average               average
                                                      exercise              exercise
                                            Shares     price      Shares     price
                                          ---------  ---------  ---------  ---------
Outstanding at beginning of year            277,634    $1.21         --     $ -
Granted                                     953,400     1.76      277,634    1.21
Exercised                                      --       --           --      --
Canceled                                   (190,000)    2.91         --      --
                                          ---------             ---------

Outstanding at end of year                1,041,034     1.40      277,634   $1.21
                                          =========             =========

Options exercisable at year end             221,930     1.15         --      --
                                          =========             =========

Weighted  average fair value of options
granted during the year                                $1.37                $ .28



                             Options outstanding          Options exercisable
                   -----------------------------------  ----------------------
                                 Weighted-
                      Number      average    Weighted-     Number    Weighted-
                   outstanding   remaining    average   exercisable   average
Range of exercise      at       contractual   exercise      at        exercise
      prices        12/31/00      life         price     12/31/00      price
- -----------------  -----------  -----------  ---------  -----------  ---------

  $1.00 - $1.50      827,634     8.42 years    $1.08      221,930      $1.15
  $1.81 - $3.00      213,400     9.31 years    $2.66         --         --

NOTE K - COMMITMENTS  AND  CONTINGENCIES

Advisory  Agreements

The Company entered into two separate agreements with an investment banker for investment banking and financial services. A summary of the details of the agreements follows.

The first agreement was for financial services and had a term of September 1, 1999 through August 31, 2000. If the investment banker completed a private placement for the Company, it would receive 8.5% of the dollar value of the transaction. If the investment banker closed a debt financing for the Company, it would receive a 5% transaction fee. As of December 31, 2000, the investment banker has closed debt transactions aggregating $450,000, resulting in $22,500 of debt financing fees. As of December 31, 1999, no such transactions had been completed.

The second agreement was for financial advisory and merger/acquisition services and also had a term of September 1, 1999 through August 31, 2000. The fee for the advisory services was $5,000 per month plus expenses (up to $5,000 per month) and 100,000 shares of the Company's common stock (see Note G). Additionally, this agreement called for merger/acquisition services. The cost for this service was $2,500 per month plus expenses (up to $5,000 per month) and a scaled percentage of any completed acquisition (see Note I). As of December 31, 2000, the Company has completed four merger/acquisition transactions and paid approximately $68,000 in percentage-based fees. No such transactions had occurred as of December 31, 1999.

Operating  Leases

The Company leases certain office facilities, equipment and phone lines used in its operations under operating leases expiring at various dates through 2009, which provide for payments as follows:


Year ending December 31
     2001                         $  357,478
     2002                            271,464
     2003                            218,428
     2004                            203,723
     2005                            144,994
     Thereafter                      640,469
                                  ----------
                                  $1,836,556
                                  ==========

Rental expense for all operating leases for the years ended December 31, 2000 and 1999 was $496,000 and $192,000, respectively.

NOTE  L - FAIR  VALUE  OF FINANCIAL  INSTRUMENTS

The Company's financial instruments are held for purposes other than trading. The estimated fair value of notes payable is the discounted amount of future cash flows using the estimated current rate for similar borrowings.

                                           2000                    1999
                                 ----------------------  ----------------------
                                  Carrying      Fair      Carrying      Fair
                                   amount       value      amount       value
                                 ----------  ----------  ----------  ----------
       Financial liabilities
           Notes payable         $2,427,000  $2,272,000  $  646,000  $  638,000

NOTE M - EXTRAORDINARY ITEM

In the fourth quarter of 2000, the Company exchanged interim financing notes payable with a face value of $1,005,000 and a carrying value of $882,000 for $1,005,000 of convertible notes payable and 661,250 common stock purchase warrants (see Note E). This event has been accounted for as an extinguishment of the interim financing notes payable and the Company has recorded a loss on extinguishment of debt of $529,158. Such loss is presented in the consolidated statement of operations as an extraordinary item.

NOTE N - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

In November 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue 00-27, Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments, which is effective for all such instruments. This issue clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. This issue requires companies to measure a convertible instrument's beneficial conversion feature using an effective conversion price.

Consequently, the conversion option embedded in the Company's convertible notes payable issued with detachable warrants has an intrinsic value even though the conversion price was equal to the market price of the Company's common stock at the time of issuance. The beneficial conversion feature is calculated by first allocating the proceeds received in the financing to the convertible notes payable and to the detachable warrants included in the transaction, and then measuring the intrinsic value using the effective conversion price based on the allocated proceeds.

The Company has presented the effect of adoption, an additional $341,000 in imputed interest expense, as a cumulative effect of accounting change as required in EITF 00-27.

NOTE O - SIGNIFICANT CUSTOMER

During the year ended December 31, 2000, the Company had one customer that comprised approximately 11% of total revenues for the year. There were no significant customers during the year ended December 31, 1999.

NOTE P - SUBSEQUENT EVENTS

Acquisitions

On February 28, 2001, the Company purchased substantially all of the assets of LawtonNET Communications (LAWTONNET), an Oklahoma sole proprietorship, including approximately 700 individual and business Internet access accounts. Pursuant to the terms of the asset purchase agreement, the Company issued LAWTONNET 35,000 shares of the Company's common stock. The Company will pay LAWTONNET an amount based upon the future collected revenues received from all active LAWTONNET customers transferred at the time of closing, net of the 100% recovery of $30,000 in advance payments made to LAWTONNET during the 30 days following closing.

On February 28, 2001, the Company purchased substantially all of the assets of Computer Concepts & Research, Inc., d/b/a SONET Communications (SONET), an Oklahoma corporation, including approximately 915 individual and business Internet access accounts. Pursuant to the terms of the asset purchase agreement, the Company issued SONET 30,000 shares of the Company's common stock. In addition, the Company will pay SONET an amount based upon the future collected revenues received from all active SONET customers transferred at the time of closing.

These transactions will be accounted for as purchases. The purchase price will be allocated to the underlying net assets purchased based on their fair market values at the respective acquisition date.

Financing

On January 5, 2001, the Company entered into an agreement with a third party pursuant to which the Company obtained an interim loan for $250,000. The agreement provides for the issuance of five-year warrants to purchase 125,000 shares of the Company's common stock at $.01 per share, warrants to purchase 125,000 shares of the Company's common stock at $1.00 per share and certain registration rights. The loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible notes payable. Through February 28, 2001, the Company had made payments of $35,250. The unpaid principal and interest are due on March 31, 2001.

During February 2001, the Company received $100,000 of subscriptions to the Notes more fully described in Note E.

Pursuant to the provisions of the private placement of the Company's convertible notes payable, if a registration statement for the common stock underlying the Notes and warrants has not been declared effective by February 15, 2001, the conversion price shall be reduced by 2% from $1.00 to $.98 per share, and shall be reduced by an additional 2% for every 30 days thereafter until the registration is effective. As of February 9, 2001, a registration statement had not been filed.

In addition, if a registration statement for the common stock underlying the Notes and warrants has not been filed on or before February 28, 2001, the Notes shall pay interest at 12.5% per annum until such time as a registration statement is filed. As of February 28, 2001, a registration statement had not been filed. Interest on the Notes increased from 11% to 12.5% as of that date and will remain at 12.5% until such time as a registration statement is filed.

In addition, the Company has not made the required interest payment of approximately $28,000 on the Notes which was due on January 1, 2001. Pursuant to the terms of the Notes, the Company will be considered in default upon the receipt of written notice informing it of such default from the note holder and such default shall continue for a period of ten days after receiving said written notice. As of February 9, 2001, the Company has not received any such notice of default.