Form 10QSB
period 2001-03-31
FULLNET COMMUNICATIONS INC
filed 2001-05-15
CIK 1092570

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2001

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

       201 Robert S. Kerr Avenue, Suite 210,Oklahoma City, Oklahoma 73102
       ------------------------------------------------------------------
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (405) 236-8200




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


The number of shares outstanding of the Issuer's Common Stock, $.00001 par value, as of May 9, 2001 was 4,268,025.

Transitional Small Business Disclosure Format (check one):   Yes    No X
                                                                ---   ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                            Page

PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets - March 31, 2001 (unaudited)
              and December 31, 2000......................................      3

              Consolidated Statements of Operations - Three months ended
              March 31, 2001 and 2000 (unaudited)........................      4

              Consolidated Statement of Stockholders' Equity (Deficit) -
              Three months ended March 31, 2001 (unaudited)..............      5

              Consolidated Statements of Cash Flows - Three months ended
              March 31, 2001 and 2000 (unaudited)........................      6

              Notes to Consolidated Financial Statements (unaudited) ....      8

     Item 2.  Management's Discussion and Analysis or Plan of Operation..     12

PART II.      OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds..................     19

     Item 4.  Submission of Matters to a Vote of Security Holders........     19

     Item 6.  Exhibits and Reports on Form 8-K...........................     19

     Signatures..........................................................     20


                  FullNet Communications, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS                    MARCH 31,     DECEMBER 31,
                                                                   2001           2000
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                         $    71,920    $    13,150
  Accounts receivable, net                                         132,979        141,712
  Prepaid expenses and other current assets                         30,322         35,215
                                                               -----------    -----------
            Total current assets                                   235,221        190,077

PROPERTY AND EQUIPMENT, net                                      1,197,800      1,126,156

COST IN EXCESS OF NET ASSETS OF BUSINESSES
     ACQUIRED, net                                               1,698,799      1,761,548

COVENANTS NOT TO COMPETE, net                                      381,631        395,450

OTHER ASSETS                                                       207,804        218,973
                                                               -----------    -----------

TOTAL                                                          $ 3,721,255    $ 3,692,204
                                                               ===========    ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                  $   549,836    $   720,022
     Accrued liabilities                                           170,562        137,501
     Notes payable, current portion                                418,688        438,589
     Deferred revenue                                              270,403        178,498
                                                               -----------    -----------
                  Total current liabilities                      1,409,489      1,474,610

NOTES PAYABLE, less current portion                              2,204,527      1,988,057

OTHER                                                              153,829         59,223

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock - $.00001 par value; authorized 10,000,000
shares; issued and outstanding, 4,160,275 shares in 2001 and            41             39
3,942,775 shares in 2000
  Common stock issuable, 30,000 shares in 2001                      30,000           --
  Additional paid-in capital                                     5,914,820      5,250,026
  Accumulated deficit                                           (5,991,451)    (5,079,751)
                                                               -----------    -----------
            Total stockholders'equity (deficit)                    (46,590)       170,314
                                                               -----------    -----------

TOTAL                                                          $ 3,721,255    $ 3,692,204
                                                               ===========    ===========


See accompanying notes to financial statements.


                  FullNet Communications, Inc. and Subsidiaries

                Consolidated Statements of Operations (Unaudited)


                                                           Three Months Ended
                                                       --------------------------
                                                        March 31,      March 31,
                                                           2001           2000
                                                       -----------    -----------
REVENUES:

        Access service revenues                        $   291,324    $   176,146
        Co-location and other revenues                     241,610        163,857
                                                       -----------    -----------

                 Total revenues                            532,934        340,003


OPERATING COSTS AND EXPENSES:

        Cost of access service revenues                    144,766         87,192
        Cost of co-location and other revenues              33,985         61,881
        Selling, general and administrative expenses       786,706        464,041
        Depreciation and amortization                      226,854        130,185
                                                       -----------    -----------

                 Total operating costs and expenses      1,192,311        743,299
                                                       -----------    -----------


LOSS FROM OPERATIONS                                      (659,377)      (403,296)

         INTEREST EXPENSE                                 (252,323)       (62,331)
         OTHER  EXPENSE                                       --           (4,490)
                                                       -----------    -----------

NET LOSS                                               $  (911,700)   $  (470,117)
                                                       ===========    ===========


Net loss per common share:
     Basic and Diluted                                 $      (.22)   $      (.18)


Weighted average number of common shares outstanding
     Basic and Diluted                                   4,114,858      2,645,896




See accompanying notes to financial statements.


                  FullNet Communications, Inc. and Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                        Three Months Ended March 31, 2001
                                   (Unaudited)


                                                      Common stock            Common      Additional
                                                      ------------            Stock        Paid-in     Accumulated
                                                  Shares        Amount       Issuable      capital       Deficit         Total
                                               -----------   -----------   -----------   -----------   -----------    -----------
Balance at January 1, 2001                       3,942,775   $        39   $      --     $ 5,250,026   $(5,079,751)   $   170,314

Issuance of common stock in conjunction with
   acquisitions                                     35,000          --          30,000        35,000          --           65,000

Warrant exercise                                   182,500             2          --           1,823          --            1,825

Intrinsic value of beneficial conversion
feature on issuance of debt                           --            --            --         160,185          --          160,185

Warrants issued related to financing                  --            --            --         182,873          --          182,873

Warrants issued in exchange for services              --            --            --         284,913          --          284,913

Net loss                                              --            --            --            --        (911,700)      (911,700)
                                               -----------   -----------   -----------   -----------   -----------    -----------

Balance at March 31, 2001                        4,160,275   $        41   $    30,000   $ 5,914,820   $(5,991,451)   $   (46,590)
                                               ===========   ===========   ===========   ===========   ===========    ===========



See accompanying notes to financial statements.


                  FullNet Communications, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                  Three Months Ended
                                                                              --------------------------
                                                                               March 31,      March 31,
                                                                                  2001           2000
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $  (911,700)   $  (470,117)
  Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities
      Noncash compensation expense                                                   --           23,438
      Depreciation and amortization                                               226,854        130,185
      Stock issued or issuable for services                                          --           25,000
      Options and warrants issued for services                                    284,913           --
      Amortization of discount related to financing                               136,194           --
      Provision for uncollectible accounts receivable                              13,056          3,349
       Net (increase) decrease in
          Accounts receivable                                                      (4,323)        40,862
          Prepaid expenses and other current assets                                 4,893        (65,445)
          Other assets                                                              1,750         (1,257)
       Net increase (decrease) in
          Accounts payable - trade                                                146,152        (42,461)
          Accrued and other liabilities                                            47,383        (29,766)
          Deferred revenue                                                         91,905        (13,308)
                                                                              -----------    -----------

            Net cash provided by (used in) operating activities                    37,077       (399,520)
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (213,335)       (45,857)
  Acquisitions of businesses, net of cash acquired                                (33,915)      (122,947)
                                                                              -----------    -----------

             Net cash used in investing activities                               (247,250)      (168,804)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issuable                                                              --           77,732
  Deferred offering costs                                                          10,750           --
  Principal payments on borrowings under notes payable                            (49,967)       (14,499)
  Proceeds from issuance of interim financing and warrants, net of offering
      costs                                                                       225,000        721,250
  Proceeds from issuance of convertible notes payable                             100,000           --
  Debt issue costs                                                                (14,336)          --
  Principal payments on capital lease obligations                                  (4,329)          (659)
  Proceeds from exercise of warrants related to financing                           1,825           --
  Issuance of common stock, net of offering costs                                    --          122,808
                                                                              -----------    -----------

            Net cash provided by financing activities                             268,943        906,632
                                                                              -----------    -----------

NET INCREASE IN CASH                                                               58,770        338,308
Cash at beginning of period                                                        13,150         12,671
                                                                              -----------    -----------

Cash at end of period                                                         $    71,920    $   350,979
                                                                              ===========    ===========
                                                                                             (continued)



                  FullNet Communications, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                 Three Months Ended
                                                                             --------------------------
                                                                              March 31,      March 31,
                                                                                 2001           2000
                                                                             -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                       $    39,145    $    15,532

NONCASH INVESTING AND FINANCING ACTIVITIES
Assets  acquired through issuance of capital lease                                84,613         24,548
Conversion of trade payable to convertible note payable                           94,680           --
Conversion of acquisition notes payable to convertible notes payable             232,944           --
Assets financed through accounts payable                                          15,388           --

Harvest Communications, Inc. Merger
     Fair value of liabilities assumed                                       $      --      $    97,358
     Fair value of common stock issuance                                            --        1,612,500
     Fair value of covenant not to compete                                          --         (408,388)
     Cost in excess of net assets acquired and covenant not to compete              --       (1,601,470)
     Note payable issued                                                            --          175,000
                                                                             -----------    -----------
     Cash paid to acquire Harvest Communications, Inc.                       $      --      $  (125,000)
                                                                             ===========    ===========

FullNet of Bartlesville Asset Purchase
     Fair value of liabilities assumed                                       $      --      $    16,380
     Fair value of common stock issuance                                            --          128,232
     Fair value of covenant not to compete                                          --          (42,715)
     Cost in excess of net assets acquired and covenant not to compete              --         (152,065)
     Note payable issued                                                            --           50,168
                                                                             -----------    -----------
     Cash paid to purchase Bartlesville assets                               $      --      $      --
                                                                             ===========    ===========

FullNet of Tahlequah Asset Purchase
     Fair value of assets acquired                                           $      --      $    (4,086)
     Fair value of covenant not to compete                                          --          (21,919)
     Cost in excess of net assets acquired and covenant not to compete              --          (71,730)
     Note payable issued                                                            --           61,845
                                                                             -----------    -----------
     Cash paid to purchase Tahlequah assets                                  $      --      $   (35,890)
                                                                             ===========    ===========

LawtonNet Asset Purchase
     Fair value of common stock issuance                                          35,000    $      --
     Fair value of covenant not to compete                                       (13,000)
     Cost in excess of net assets acquired and covenant not to compete           (42,000)          --
                                                                             -----------    -----------
     Cash paid to purchase LawtonNet assets                                  $   (20,000)   $      --
                                                                             ===========    ===========

Sonet Asset Purchase
     Fair value of assets acquired                                           $   (11,516)   $      --
     Fair value of common stock issuable                                          30,000           --
     Fair value of covenant not to compete                                        (6,022)
     Cost in excess of net assets acquired and covenant not to compete           (26,377)          --
                                                                             -----------    -----------
     Cash paid to purchase Sonet assets                                      $   (13,915)   $      --
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

                  FullNet Communications, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.     UNAUDITED INTERIM FINANCIAL STATEMENTS

       The unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2000.

       The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2001.

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

3.     EARNINGS (LOSS) PER SHARE

       Basic earnings (loss) per common share is computed based upon net earnings (loss) divided by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed based upon net earnings (loss) divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. The basic and diluted earnings (loss) per common share are the same since the Company had a net loss for 2001 and 2000 and the inclusion of stock options and warrants would be anti-dilutive.

4.     NOTES PAYABLE

       On January 5, 2001, the Company entered into an agreement with a third party pursuant to which the Company obtained an interim loan for $250,000. The loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible notes payable. Through March 31, 2001, the Company had made payments of principal and interest aggregating $35,250. On March 31, 2001, the Company entered into an agreement with the note holder to increase the principal balance of the note to $320,000, and the due date for the unpaid principal and interest was extended to July 31, 2001. Proceeds from the note payable increase were received in April.

       During February 2001, the Company received $100,000 of subscriptions to its private placement of convertible notes payable.

       During February 2001, the Company converted accounts payable of $94,680 to a note with terms equivalent to the Company's private placement of convertible notes payable.

       Effective February 1, 2001, the Company exchanged a non-interest bearing acquisition note payable for an interest-bearing note at 10% per annum, accruing from January 1, 2001, in return for a six-month deferral of payments of principal and interest from April 2001 to September 2001. Payments of principal and interest will resume in October 2001, and the note matures in June 2002.

       During March 2001, the Company converted acquisition notes payable of $232,944 to notes with terms equivalent to the Company's private placement of convertible notes payable.

       Pursuant to the provisions of the private placement of the Company's convertible notes payable, the conversion price of the convertible notes payable was reduced by 2% from $1.00 to $.98 per share on February 15, 2001. The decrease was a result of the fact that a registration statement for the common stock underlying the convertible notes payable had not been declared effective as of that date. In addition, the conversion price will be reduced by an additional 2% for every 30 days thereafter until the registration is effective. As of May 15, 2001, a registration statement had not been filed.

       In addition, pursuant to the provisions of the private placement, the interest rate on the convertible notes payable increased to 12.5% per annum from 11% per annum due to the fact that a registration statement for the common stock underlying the convertible notes payable had not been filed on or before February 28, 2001. The interest rate will remain at 12.5% per annum until such time as a registration statement is filed. As of May 15, 2001, a registration statement had not been filed.

       The Company has not made the required convertible notes payable interest payments due on January 1 and April 1, 2001, in the approximate amounts of $28,000 and $54,000, respectively. Pursuant to the terms of the convertible notes payable the Company will be considered in default upon the receipt of written notice informing it of such default from the note holder and if such default shall continue for a period of ten days after receiving said written notice. As of May 15, 2001, the Company has not received any such notice of default.

       Subsequent to March 31, 2001, the Company has segregated the cash needed to make the required convertible notes payable interest payments in an interest-bearing money market account; however, the Company is in the process of soliciting the holders of the convertible notes payable to accept shares of the Company's common stock valued at $1.00 per share in lieu of cash for the accrued interest and to convert the principal balance to common stock at a conversion price of $.90 per share. For every $25,000 of principal converted, the note holder will also receive 6,250 warrants to purchase shares of the Company's common stock at an exercise price of $2.00 per share. The warrants are exercisable for five years from their date of issuance.

5.     ACQUISITIONS

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

       These transactions have been accounted for as purchases. The purchase price has been allocated to the underlying net assets purchased based on their fair market values at the respective acquisition date

6.     COMMON STOCK OPTIONS AND WARRANTS

       The following table summarizes the Company's stock option activity for the three months ended March 31, 2001:

                                                  Three Months Ended   Weighted average
                                                    March 31, 2001      Exercise price
                                                  ------------------   ---------------

       Options outstanding, beginning of period         1,198,409            $1.36


       Options issued during the period                    41,970             1.03

       Options exercised during the period                   --               --
                                                     ------------            -----

       Options outstanding, end of period               1,240,379            $1.35
                                                     ============            =====




       The following table summarizes the Company's common stock warrant activity for the three months ended March 31, 2001:

                                                  Three Months Ended   Weighted average
                                                    March 31, 2001      Exercise price
                                                  ------------------   ---------------


       Warrants outstanding, beginning of period          919,375            $ .19


       Warrants issued during the period                  728,907              .43

       Warrants exercised during the period                  --                .01
                                                     ------------            -----
                                                          182,500

       Warrants outstanding, end of period              1,465,782            $ .33
                                                     ============            =====

7.     MANAGEMENT'S PLANS

       The Company has sustained substantial net losses through March 31, 2001. In addition, at March 31, 2001, current liabilities exceed current assets by $1,174,000.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

       The following discussion is qualified in its entirety by the more detailed information in our Form 10-KSB and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2000 (collectively referred to as the "Disclosure Documents"). Certain forward-looking statements contained herein and in such Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained herein represent our judgment as of the date hereof. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this Form 10-QSB include our subsidiaries:FullNet, Inc. (FullNet), FullTel, Inc. (FullTel) and FullWeb, Inc. (FullWeb).

Overview

         We are a facilities-based Integrated Communications Provider engaged in consumer and business Internet services, including 1) dial-up, dedicated and broadband wireless access, with customers in 25 communities in Oklahoma, and 2) web hosting, server co-location and telecommunications premise co-location, with customers throughout the United States and more than 40 countries. Our overall strategy is to become the dominant ICP and Internet service provider (ISP) for residents and small to medium-sized businesses in Oklahoma and contiguous states.

       Our principal executive offices are located at 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102, and our telephone number is (405) 236-8200. We also maintain an Internet site on the World Wide Web (WWW) at www.fullnet.net. Information contained on our Web site is not, and should not be deemed to be, a part of this Form 10-QSB.

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

       In 1997 we continued our focus on being a backbone provider by upgrading and acquiring more equipment. We also started offering our own ISP brand access and services to our wholesale customers. As of March 31, 2001, there were two ISPs in Oklahoma that used the FullNet brand name where we provide the backbone to the Internet. There are an additional two ISPs that use a private label brand name, where we are their access backbone and provide their technical support, managing and operating their systems on an outsource basis. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to businesses in Oklahoma.

       In 1998 our gross revenues exceeded $1,000,000 and we made the Metro Oklahoma City Top 50 Fastest Growing Companies list. In 1998 we commenced the process of organizing a competitive local exchange carrier (CLEC) through FullTel, and acquired Animus Communications, Inc. (Animus), a wholesale Web-service company, thereby enabling us to become a total solutions provider to individuals and companies seeking a "one-stop shop" in Oklahoma. Animus was renamed FullWeb in January 2000.

       With the incorporation of FullTel and the acquisition of FullWeb, our current business strategy is to become the dominant ICP in Oklahoma and surrounding states, focusing on rural areas. We expect to grow through the acquisition of additional customers for our carrier-neutral co-location space and the acquisition of ISPs. During the first three months of 2000, we completed three separate acquisitions of ISP companies, operating in, respectively, Tahlequah, Oklahoma; Bartlesville, Oklahoma and Enid, Oklahoma.

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

Recent Developments

       In January 2001, we completed our new $1.0 million carrier-neutral co-location facility and corporate headquarters. The 10,000 square foot facility is located in the Bank of Oklahoma Plaza building in downtown Oklahoma City and has an expandable high-speed fiber connection to the Southwestern Bell Central Office ("CO") in downtown Oklahoma City, with conduit capacity expandable to carry in excess of 160 gigabits per second of digital information. At those speeds, the connection could carry 10 million encyclopedia pages, 12.5 million phone calls or 20,000 songs in MP3 format per second. This facility gives us a significant competitive advantage due to our direct fiber connection to the central office, which provides for almost limitless capacity and the ability to connect to the many carriers having facilities there. As a carrier-neutral location, we offer much needed flexibility to companies looking for quality co-location space without having to be locked into a specific carrier for their bandwidth. However, since we do have both CLEC and ISP divisions, we can also offer a one-provider solution to co-location, bandwidth and Internet backbone requirements.

       On February 28, 2001, we purchased substantially all of the assets of LawtonNET Communications (LAWTONNET), an Oklahoma sole proprietorship, including approximately 700 individual and business Internet access accounts. Pursuant to the terms of the asset purchase agreement, we issued LAWTONNET 35,000 shares of our common stock. We will pay LAWTONNET an amount based upon the future collected revenues received from all active LAWTONNET customers transferred at the time of closing, net of the 100% recovery of $30,000 in advance payments made to LAWTONNET during the 30 days following closing.

       On February 28, 2001, we purchased substantially all of the assets of Computer Concepts & Research, Inc., d/b/a SONET Communications (SONET), an Oklahoma corporation, including approximately 915 individual and business Internet access accounts. Pursuant to the terms of the asset purchase agreement, we issued SONET 30,000 shares of our common stock. In addition, we will pay SONET an amount based upon the future collected revenues received from all active SONET customers transferred at the time of closing.

       On March 31, 2001, we completed a private placement pursuant to which we raised $925,000. Working with a number of accredited investors, we placed $925,000 of 11% convertible promissory notes. The notes are due in three years, are convertible into the Company's common stock at $1.00 per share and were accompanied by warrants to purchase 231,250 shares of the Company's common stock for $.01 per share. Concurrently with the private placement, the Company exchanged $1,288,000 of matured obligations for the same securities sold in the private placement.

       During April, 2001, we executed an agreement with IP Communications, Inc. (www.ip.net) pursuant to which we will roll out high-speed broadband DSL access in 33 Oklahoma Communities. IP Communications is the only independent facilities-based broadband service provider reaching large, medium and small markets served by Southwestern Bell Corporation and has the largest independent broadband network in Oklahoma, Texas, Kansas and Missouri.

       In partnership with IP Communications, we will offer users a fast, always connected DSL line that eliminates the delays, busy signals and non-connects common to dial-up services. With data transfer speeds up to 50 times faster than 28.8K modems, our DSL solutions will be great solutions for business and residential users.

Results of Operations

       The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2001 and 2000:

                                                       Three Months Ended
                                                --------------------------------
                                                March 31, 2001    March 31, 2000
                                                --------------    --------------

Revenues:
  Access service revenues                              54.7%             51.8%
  Co-location and other revenues                       45.3              48.2
                                                  ---------         ---------
Total revenues                                        100.0             100.0

Cost of access service revenues                        27.2              25.6
Cost of co-location and other revenues                  6.4              18.2
Selling, general and administrative expenses          147.6             136.5
Depreciation and amortization                          42.5              38.3
                                                  ---------         ---------
Total operating costs and expenses                    223.7             218.6

Loss from operations                                 (123.7)           (118.6)

Interest expense                                      (47.3)            (18.3)
Other expense                                           -                (1.3)
                                                  ---------         ---------

Net loss                                             (171.0)%          (138.3)%
                                                  =========         =========


Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000

Revenues

       Access service revenues increased $115,000 to $291,000 for the three months ended March 31, 2001 from $176,000 for the three months ended March 31, 2000. This additional revenue is due to the acquisition of two ISPs in the first quarter 2001, one ISP in the second quarter of 2000 and three ISPs in the first quarter 2000.

       Co-location and other revenues increased $78,000 to $242,000 for the three months ended March 31, 2001 from $164,000 for the three months ended March 31, 2000. This increase is attributable to the opening of our carrier-neutral premise co-location services during the end of the third quarter 2000. We recognized revenue of $137,000 related to one customer for the three months ended March 31, 2001. This was offset primarily by a decrease in equipment sales of $34,000 for the three months ended March 31, 2001 compared to the same period in 2000. We do not actively market network solutions sales and consulting, and typically make such sales to our existing customer base only.

Operating Costs and Expenses

       Cost of access service revenues increased $58,000 to $145,000 for the three months ended March 31, 2001 from $87,000 for the three months ended March 31, 2000, due to the increased costs of providing Internet access in Tahlequah, Bartlesville, Enid, Nowata and Lawton relating to the acquisition of ISPs in those towns during 2000 and 2001.

       Cost of co-location and other revenues decreased $28,000 to $34,000 for the three months ended March 31, 2001 from $62,000 for the three months ended March 31, 2000. This decrease is due to a decrease in cost of equipment sales over the prior comparative quarter.

       Selling, general and administrative expenses increased $323,000 to $787,000 for the three months ended March 31, 2001 from $464,000 for the three months ended March 31, 2000. This increase includes an increase in payroll costs of $59,000 over the prior comparable quarter related to hiring of additional personnel. Professional fees increased $202,000 for the three months ended March 31, 2000 over the prior comparable quarter. Professional fees included legal, accounting, investment banking and consulting fees. Approximately $285,000 of the $349,000 of the professional fees for the three months ended March 31, 2001 were attributable to noncash expenses relating to the fair value of common stock, options and warrants issued for services. Rent expense, insurance and bad debt expense increased $28,000, $18,000 and $13,000, respectively, for the three months ended March 31, 2001 over the prior comparable period.

       Depreciation and amortization expense increased $97,000 to $227,000 for the three months ended March 31, 2001 from $130,000 for the three months ended March 31, 2000. Amortization of cost in excess of net assets of businesses acquired increased $28,000 for the three months ended March 31, 2001 over the prior comparable period. Amortization of covenants not to compete was $33,000 for the three months ended March 31, 2001 compared to $0 for the three months ended March 31, 2000. Amortization of leasehold improvements increased $24,000 for the three months ended March 31, 2001 over the prior comparable period. The remainder of the increase was attributable to depreciation expense related to the purchase of equipment and equipment acquired through acquisition of ISPs.

Interest Expense

       Interest expense increased $190,000 to $252,000 for the three months ended March 31, 2001 from $62,000 for the three months ended March 31, 2000. Noncash interest expense associated with the amortization of the loan discount relating to interim financing issued with warrants increased $111,000 for the three months ended March 31, 2001 over the prior comparable period. Interest expense on interim financing obtained in 2000 increased $26,000 for the three months ended March 31, 2001 over the three months ended March 31, 2000. Interest expense related to the private placement of convertible notes payable during the first quarter of 2001 and the fourth quarter of 2000 increased $51,000 for the three months ended March 31, 2001 over the prior comparable period.

Acquisitions

       On February 28, 2001, we purchased substantially all of the assets of LawtonNET Communications (LAWTONNET), an Oklahoma sole proprietorship, including approximately 700 individual and business Internet access accounts. Pursuant to the terms of the asset purchase agreement, we issued LAWTONNET 35,000 shares of our common stock. We will pay LAWTONNET an amount based upon the future collected revenues received from all active LAWTONNET customers transferred at the time of closing, net of the 100% recovery of $30,000 in advance payments made to LAWTONNET during the 30 days following closing.

       On February 28, 2001, we purchased substantially all of the assets of Computer Concepts & Research, Inc., d/b/a SONET Communications (SONET), an Oklahoma corporation, including approximately 915 individual and business Internet access accounts. Pursuant to the terms of the asset purchase agreement, we issued SONET 30,000 shares of our common stock. In addition, we will pay SONET an amount based upon the future collected revenues received from all active SONET customers transferred at the time of closing.

       These transactions have been accounted for as purchases. The purchase price will be allocated to the underlying net assets purchased based on their fair market values at the respective acquisition date

Liquidity and Capital Resources

       Cash provided by operations was $37,000 for the three months ended March 31, 2001. This is an increase from cash used of $400,000 for the three months ended March 31, 2000. This improvement is a result of acquisitions made and our focus on revenue enhancement and cost cutting measures. We were able to reduce employee costs through lay-offs of 20% of our employees during December 2000. As of March 31, 2001, we had $72,000 in cash and $1,409,000 in current liabilities, including $215,000 of interim financing which is due July 31, 2001, $270,000 of deferred revenues that will not require settlement in cash and $82,000 of accrued and past due interest on our convertible debt (see "Financing Activities").

       Capital expenditures relating to business acquisitions net of cash acquired were $34,000 and $123,000 for the three months ended March 31, 2001 and 2000, respectively. In addition, property and equipment purchases amounted to $213,000 for the three months ended March 31, 2001, including $201,000 related to leasehold improvements for our new office space and construction on our network operations center, which was completed during the first quarter 2001.

       Net cash provided by financing activities was $269,000 and $907,000 for the three months ended March 31, 2001 and 2000, respectively. The cash provided in 2000 is due primarily to the issuance of interim notes payable and the sale of equity securities pursuant to Rule 504 of Regulation D of the Securities Act of 1933. During 2001, we received net proceeds of $225,000 from the issuance of interim notes payable and $85,000 from the sale of convertible promissory notes payable pursuant to Rule 506 of Regulation D.

       The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Our principal capital expenditure requirements will include:

       *      purchase and installation of broadband Internet access equipment
       *      mergers and acquisitions
       * further development of operations support systems and other automated back office systems

       As our cost of developing new networks and services, funding other strategic initiatives and operating our business will depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will vary from expected amounts, very likely to a material degree, and that such variations are likely to affect our future capital requirements. Current cash balances as of March 31, 2001 will not be sufficient to fund our current business plan beyond the next three months. As a consequence, we are currently seeking conversion of our existing convertible debt, additional convertible debt and/or equity financing as well as the placement of a credit facility to fund our liquidity needs. There can be no assurance that we will be able to raise additional capital on satisfactory terms or at all.

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

Financing Activities

       On January 5, 2001, we entered into an agreement with a third party pursuant to which we obtained an interim loan for $250,000. The loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Through March 31, 2001, we had made payments of principal and interest aggregating $35,250. On March 31, 2001, we entered into an agreement with the note holder to increase the principal balance of the note to $320,000, and the due date for the unpaid principal and interest was extended to July 31, 2001. Proceeds from the note payable increase were received in April.

       During February 2001, we received $100,000 of subscriptions to our private placement of convertible notes payable.

       During February 2001, we converted accounts payable of $94,680 to a note with terms equivalent to our private placement of convertible notes payable.

       Effective February 1, 2001, we exchanged a non-interest bearing acquisition note payable for an interest-bearing note at 10% per annum, accruing from January 1, 2001, in return for a six-month deferral of payments of principal and interest from April 2001 to September 2001. Payments of principal and interest will resume in October 2001, and the note matures in June 2002.

       During March 2001, we converted acquisition notes payable of $232,944 to notes with terms equivalent to our private placement of convertible notes payable.

       Pursuant to the provisions of the private placement of our convertible notes payable, the conversion price of the convertible notes payable was reduced by 2% from $1.00 to $.98 per share on February 15, 2001. The decrease was a result of the fact that a registration statement for the common stock underlying the convertible notes payable and underlying warrants had not been declared effective as of that date. In addition, the conversion price shall be reduced by an additional 2% for every 30 days thereafter until the registration is effective. As of May 15, 2001, a registration statement had not been filed.

       In addition, pursuant to the provisions of the private placement, the interest rate on the convertible notes payable increased to 12.5% per annum from 11% per annum due to the fact that a registration statement for the common stock underlying the convertible notes payable Notes and warrants had not been filed on or before February 28, 2001. The interest rate will remain at 12.5% per annum until such time as a registration statement is filed. As of May 15, 2001, a registration statement had not been filed.

       We have not made the required convertible notes payable interest payments due on January 1 and April 1, 2001, in the approximate amounts of $28,000 and $54,000, respectively. Pursuant to the terms of the convertible notes payable Notes , we will be considered in default upon the receipt of written notice informing it of such default from the note holder and if such default shall continue for a period of ten days after receiving said written notice. As of May 15, 2001, we have not received any such notice of default.

       Subsequent to March 31, 2001, we have segregated the cash needed to make the required convertible notes payable these interest payments in an interest-bearing money market account; however, we are in the process of soliciting the convertible notes payable note holders to accept shares of our common stock valued at $1.00 per share in lieu of cash for the accrued interest and to convert the principal balance and interest payable to common stock at a conversion price of $.90 per share. For every $25,000 of principal and interest converted, the note holder will also receive 6,250 warrants to purchase shares of our common stock at an exercise price of $2.00 per share. The warrants are exercisable for five years from their date of issuance conversion date


                            PART II-OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

       See "Item 2. Management's Discussion and Analysis or Plan of Operation - Financing Activities" of this Report, incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

       Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     Exhibit
      Number                              Exhibit
     -------  ------------------------------------------------------------------
       4.1 Interim note payable to Generation Capital Associates dated January 5, 2001 *

       4.2 Amended interim note payable to Generation Capital Associates dated March 31, 2001 *




------------------------
*Filed electronically herewith

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



                                         FULLNET COMMUNICATIONS, INC.,
                                         An Oklahoma corporation



Date:  May 15, 2001                      /s/ Timothy J. Kilkenny
                                         ---------------------------------------
                                         Timothy J. Kilkenny
                                         Chairman of the Board of Directors;
                                         President and Chief Executive Officer


Date: May 15, 2001                       /s/ Roger P. Baresel
                                         ---------------------------------------
                                         Roger P. Baresel
                                         Chief Financial and Accounting Officer