Form 10QSB
period 2001-06-30
FULLNET COMMUNICATIONS INC
filed 2001-08-14
CIK 1092570

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to               .
                                         --------------  ---------------


                        COMMISSION FILE NUMBER: 000-27031


                          FULLNET COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           OKLAHOMA                                               73-1473361
-------------------------------                       ------------------------------------
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

                                                   YES    X      NO
                                                       -------      ----


The number of shares outstanding of the Issuer's Common Stock, $.00001 par value, as of August 9, 2001 was 6,592,878.

Transitional Small Business Disclosure Format (check one): YES       NO  X
                                                              -----    -----

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                           Page
     PART I.         FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Consolidated Balance Sheets - June 30, 2001 (unaudited)
                     and December 31, 2000.................................   3

                     Consolidated Statements of Operations - Three months and
                     six months ended June 30, 2001 and 2000 (unaudited)...   4

                     Consolidated Statement of Stockholders' Equity  - Six
                     months ended June 30, 2001 (unaudited)................   5

                     Consolidated Statements of Cash Flows - Six months ended
                     June 30, 2001 and 2000 (unaudited)....................   6

                     Notes to Consolidated Financial Statements
                     (unaudited) ..........................................   8

            Item 2.  Management's Discussion and Analysis or Plan of
                     Operation.............................................  13

     PART II.        OTHER INFORMATION

            Item 2.  Changes in Securities and Use of Proceeds............   22

            Item 4.  Submission of Matters to a Vote of Security
                     Holders..............................................   22

            Item 6.  Exhibits and Reports on Form 8-K.....................   22

            Signatures....................................................   24

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                      ASSETS             JUNE 30,     DECEMBER 31,
                                                           2001          2000
                                                       (Unaudited)
CURRENT ASSETS:
  Cash                                                 $    21,834    $    13,150
  Accounts receivable, net                                 103,219        141,712
  Prepaid expenses and other current assets                 21,519         35,215
                                                       -----------    -----------
            Total current assets                           146,572        190,077

PROPERTY AND EQUIPMENT, net                              1,163,379      1,126,156

COST IN EXCESS OF NET ASSETS OF BUSINESSES
     ACQUIRED, net                                       1,693,938      1,761,548

COVENANTS NOT TO COMPETE, net                              375,179        395,450

OTHER ASSETS                                                63,884        218,973
                                                       -----------    -----------

TOTAL                                                  $ 3,442,952    $ 3,692,204
                                                       ===========    ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                          $   467,267    $   720,022
     Accrued liabilities                                   287,161        137,501
     Notes payable, current portion                        513,955        438,589
     Deferred revenue                                      264,020        178,498
                                                       -----------    -----------
                  Total current liabilities              1,532,403      1,474,610

NOTES PAYABLE, less current portion                        970,485      1,988,057

OTHER                                                      122,521         59,223

STOCKHOLDERS' EQUITY
Common stock - $.00001 par value; authorized
10,000,000 shares; issued and outstanding, 6,498,803
shares in 2001 and 3,942,775 shares in 2000                     65             39
  Common stock issuable, 30,000 shares in 2001              30,000             --
  Additional paid-in capital                             7,727,441      5,250,026
  Accumulated deficit                                   (6,939,963)    (5,079,751)
                                                       -----------    -----------
            Total stockholders'equity                      817,543        170,314
                                                       -----------    -----------

TOTAL                                                  $ 3,442,952    $ 3,692,204
                                                       ===========    ===========


See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)


                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       --------------------------    --------------------------
                                                        JUNE 30,       JUNE 30,        JUNE 30,       JUNE 30,
                                                          2001           2000            2001           2000
                                                       -----------    -----------    -----------    -----------
REVENUES:

        Access service revenues                        $   291,577    $   301,201    $   582,901    $   477,347
        Co-location and other revenues                     217,192        223,198        458,802        387,055
                                                       -----------    -----------    -----------    -----------

                 Total revenues                            508,769        524,399      1,041,703        864,402

OPERATING COSTS AND EXPENSES:

        Cost of access service revenues                    173,450        134,214        318,216        221,406
        Cost of co-location and other revenues              36,186         88,782         70,171        150,663
        Selling, general and administrative expenses       486,537        709,060      1,272,650      1,173,101
        Depreciation and amortization                      239,133        203,560        466,580        333,745
                                                       -----------    -----------    -----------    -----------

                 Total operating costs and expenses        935,306      1,135,616      2,127,617      1,878,915
                                                       -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                                      (426,537)      (611,217)    (1,085,914)    (1,014,513)

INTEREST EXPENSE                                          (151,667)      (281,370)      (403,990)      (343,701)
DEBT CONVERSION EXPENSE                                   (370,308)            --       (370,308)            --
OTHER EXPENSE                                                   --        (13,724)            --        (18,213)
                                                       -----------    -----------    -----------    -----------

NET LOSS                                               $  (948,512)   $  (906,311)   $(1,860,212)   $(1,376,427)
                                                       ===========    ===========    ===========    ===========

Net loss per common share
   Basic and diluted                                   $      (.18)   $      (.28)   $      (.39)   $      (.48)
                                                       ===========    ===========    ===========    ===========

Weighted average number of common shares
   Outstanding
   Basic and diluted                                     5,350,456      3,205,319      4,732,657      2,883,182
                                                       ===========    ===========    ===========    ===========


See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 2001
                                   (Unaudited)

                                                      Common stock          Common
                                                      ------------           Stock      Additional     Accumulated
                                                   Shares       Amount      Issuable   Paid-in capital    Deficit         Total
                                                   ------       ------      --------   --------------  ------------   -------------
Balance at January 1, 2001                       3,942,775   $        39   $        --   $ 5,250,026   $(5,079,751)   $   170,314

Issuance of common stock in conjunction with
   acquisitions                                    200,000             2        30,000       129,498            --        159,500

Warrant exercise                                   320,000             3            --         3,197            --          3,200

Intrinsic value of beneficial conversion
feature on issuance of debt                             --            --            --       262,682            --        262,682

Warrants issued related to financing                    --            --            --       188,336            --        188,336

Common stock and warrants issued in exchange
for services                                         1,500            --            --       286,038            --        286,038

Conversion of debt to equity                     2,064,528            21            --     1,607,664            --      1,607,685

Net loss                                                --            --            --            --    (1,860,212)    (1,860,212)
                                               -----------   -----------   -----------   -----------   -----------    -----------
Balance at June 30, 2001                         6,528,803   $        65   $    30,000   $ 7,727,441   $(6,939,963)   $   817,543
                                               ===========   ===========   ===========   ===========   ===========    ===========


See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                                                                           SIX MONTHS ENDED
                                                                    --------------------------
                                                                      JUNE 30,       JUNE 30,
                                                                        2001          2000
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(1,860,212)   $(1,376,427)
  Adjustments to reconcile net loss to net cash used in
         operating activities
      Noncash compensation expense                                           --         23,438
      Depreciation and amortization                                     466,580        333,745
      Interest converted to notes payable and equity                    157,184             --
      Debt conversion expense                                           370,308             --
      Stock issued or issuable for services                               1,125        192,500
      Options and warrants issued for services                          284,913             --
      Amortization of discount related to financing                     184,871        271,381
      Provision for uncollectible accounts receivable                    11,989         10,605
       Net (increase) decrease in
          Accounts receivable                                            26,504        (40,759)
          Prepaid expenses and other current assets                      13,696         (5,055)
          Other assets                                                   13,119         (2,552)
       Net increase (decrease) in
          Accounts payable - trade                                       21,766         22,397
          Accrued and other liabilities                                 125,535         60,695
          Deferred revenue                                               85,522        (29,676)
                                                                    -----------    -----------

            Net cash used in operating activities                       (97,100)      (539,708)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (222,389)      (184,017)
  Proceeds from sale of property, net of closing costs                       --        110,122
  Acquisitions of businesses, net of cash acquired                      (66,327)      (127,057)
                                                                    -----------    -----------

             Net cash used in investing activities                     (288,716)      (200,952)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred offering costs                                                    --         10,899
  Principal payments on borrowings under notes payable                  (79,109)      (148,903)
  Proceeds from issuance of interim financing and warrants, net         350,000        745,000
    of offering costs
  Proceeds from issuance of convertible notes payable                   162,500             --
  Debt issue costs                                                      (27,961)            --
  Principal payments on capital lease obligations                       (14,130)        (2,940)
  Proceeds from exercise of stock options                                    --         34,830
  Proceeds from exercise of warrants                                      3,200          2,061
  Proceeds from issuance of notes payable                                    --          5,494
  Issuance of common stock, net of offering costs                            --        122,809
                                                                    -----------    -----------

            Net cash provided by financing activities                   394,500        769,250
                                                                    -----------    -----------

NET INCREASE IN CASH                                                      8,684         28,590
Cash at beginning of period                                              13,150         12,671
                                                                    -----------    -----------

Cash at end of period                                               $    21,834    $    41,261
                                                                    ===========    ===========
                                                                                   (continued)

`                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                      SIX MONTHS ENDED
                                                                 --------------------------
                                                                   JUNE 30,      JUNE 30,
                                                                     2001          2000
                                                                 -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                           $   114,825    $    43,298

NONCASH INVESTING AND FINANCING ACTIVITIES
Assets  acquired through issuance of capital lease                    81,491         24,548
Conversion of trade payable to convertible note payable               94,680             --
Conversion of acquisition notes payable to convertible notes         232,944             --
Conversion of interim financing to convertible notes payable       1,636,118             --

Harvest Communications, Inc. Merger
     Fair value of liabilities assumed                           $        --    $    97,358
     Fair value of common stock issuance                                  --      1,612,500
     Fair value of covenant not to compete                                --       (408,388)
     Cost in excess of net assets acquired and covenant not to
       compete                                                            --     (1,601,470)
     Note payable issued                                                  --        175,000
                                                                 -----------    -----------
     Cash paid to acquire Harvest Communications, Inc.           $        --    $  (125,000)
                                                                 ===========    ===========

FullNet of Bartlesville Asset Purchase
     Fair value of liabilities assumed                           $        --    $    16,380
     Fair value of common stock issuance                                  --        128,232
     Fair value of covenant not to compete                                --        (42,715)
     Cost in excess of net assets acquired and covenant not to
       compete                                                            --       (152,065)
     Note payable issued                                                  --         50,168
                                                                 -----------    -----------
     Cash paid to purchase Bartlesville assets                   $        --    $        --
                                                                 ===========    ===========

FullNet of Tahlequah Asset Purchase
     Fair value of assets acquired                               $        --    $    (4,086)
     Fair value of covenant not to compete                                --        (21,919)
     Cost in excess of net assets acquired and covenant not to
        compete                                                           --        (71,730)
     Note payable issued                                                  --         61,845
                                                                 -----------    -----------
     Cash paid to purchase Tahlequah assets                      $        --    $   (35,890)
                                                                 ===========    ===========

FullNet of Nowata Asset Purchase
     Fair value of liabilities assumed                           $        --    $     2,650
     Fair value of common stock issuance                                  --         89,050
     Fair value of covenant not to compete                                --        (28,400)
     Cost in excess of net assets acquired and covenant
       not to compete                                                     --       (111,250)
     Note payable issued                                                  --         47,950
                                                                 -----------    -----------
     Cash paid to purchase LawtonNet assets                      $        --    $        --
                                                                 ===========    ===========

LawtonNet Asset Purchase
     Fair value of common stock issuance                         $    35,000    $        --
     Fair value of covenant not to compete                           (13,000)            --
     Cost in excess of net assets acquired and covenant
        not to compete                                               (52,000)            --
                                                                 -----------    -----------
     Cash paid to purchase LawtonNet assets                      $   (30,000)   $        --
                                                                 ===========    ===========

Sonet Asset Purchase
     Fair value of assets acquired                               $   (23,978)   $        --
     Fair value of common stock issuable                              30,000             --
     Fair value of covenant not to compete                            (6,022)            --
     Cost in excess of net assets acquired and covenant
       not to compete                                                (34,827)            --
                                                                 -----------    -----------
     Cash paid to purchase Sonet assets                          $   (34,827)   $        --
                                                                 ===========    ===========

IPDatacom Asset Purchase
     Fair value of assets acquired                               $   (11,650)   $        --
     Fair value of common stock issuable                              94,500             --
     Fair value of covenant not to compete                           (28,570)            --
     Cost in excess of net assets acquired and covenant
        not to compete                                              (114,280)            --
     Note payable issued                                              58,500             --
                                                                 -----------    -----------
     Cash paid to purchase IPData assets                         $    (1,500)   $        --
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

3.       LOSS PER COMMON SHARE

       Loss per common share is calculated based on the weighted average number of shares outstanding during the year, including common shares issuable without additional consideration. Basic and diluted loss per share are the same for each period in 2001 and 2000 as the effect of outstanding convertible notes payable, stock options and warrants would be antidilutive.

4.     NOTES PAYABLE

       On January 5, 2001, the Company entered into an agreement with a third party pursuant to which the Company obtained an interim loan for $250,000. The loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible notes payable. On March 31, 2001, the Company entered into an agreement with the note holder to increase the principal balance of the note to $320,000, and the due date for the unpaid principal and interest was extended to July 31, 2001. Subsequently, the due date was extended until December 31, 2001. Through June 30, 2001, the Company had made payments of principal and interest aggregating $35,834.

       During February and April 2001, the Company received $100,000 and $62,500, respectively, of subscriptions to its private placement of convertible notes payable.

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

       Pursuant to the provisions of the private placement of the Company's convertible notes payable, the conversion price of the convertible notes payable was reduced by 2% every 30 days from $1.00 per share on January 15, 2001 to $.90 per share on June 15, 2001. The decrease was a result of the fact that a registration statement for the common stock underlying the convertible notes payable and underlying warrants had not been declared effective as of that date.

       In addition, pursuant to the provisions of the private placement, the interest rate on the convertible notes payable increased to 12.5% per annum from 11% per annum due to the fact that a registration statement for the common stock underlying the convertible notes payable and underlying warrants had not been filed on or before February 28, 2001.

       During May 2001 the Company solicited the holders of the convertible notes payable to accept shares of the Company's common stock valued at $1.00 per share in lieu of cash for the accrued interest and to convert the principal balance to common stock at a conversion price of $.90 per share. For every $25,000 of principal converted, the note holder would also receive 6,250 warrants to purchase shares of the Company's common stock at an exercise price of $2.00 per share. The warrants are exercisable for five years from their date of issuance.

       On May 31, 2001, the Company exchanged convertible notes payable with a face value of $1,746,988 and a carrying value of $1,283,893 plus accrued interest of $123,414 for 2,064,528 shares of common stock and 436,748 common stock purchase warrants. The amount exchanged represented approximately 78% of the Company's convertible debt outstanding immediately prior to the exchange offer. The principal and interest were exchanged for shares of the Company's common stock valued at $.90 and $l.00 per share, respectively.

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

       On June 15, 2001, the Company purchased substantially all of the assets of IPDatacom, a division of Higanbotham.com, LLC (IPDatacom), an Oklahoma limited liability company, including approximately 400 individual and business Internet access accounts. Pursuant to the terms of the asset purchase agreement, the Company issued IPDatacom 135,000 shares of the Company's common stock, notes payable for $58,500 and $1,500 cash.

       These transactions have been accounted for as purchases. The purchase price has been allocated to the underlying net assets purchased based on their fair market values at the respective acquisition date

6.     COMMON STOCK OPTIONS AND WARRANTS

       The following table summarizes the Company's stock option activity for the three and six months ended June 30, 2001:

                                        Three       Weighted     Six Months      Weighted
                                     Months Ended    average        Ended        average
                                      June 30,      Exercise     June 30,       Exercise
                                         2001         price         2001          price
                                     ------------   ----------   ----------     ----------
Options outstanding, beginning of
  period                               1,240,379    $     1.35    1,198,409    $     1.36

Options issued during the period         162,653          1.09      204,623          1.08

Options cancelled during the period     (132,320)         1.26     (132,320)         1.26
                                      ----------    ----------   ----------    ----------

Options outstanding, end of period     1,270,712    $     1.33    1,270,712    $     1.33
                                      ==========    ==========   ==========    ==========

       The following table summarizes the Company's common stock warrant activity for the three and six months ended June 30, 2001:

                                        Three       Weighted  Six Months  Weighted
                                     Months Ended   average     Ended      average
                                      June 30,      Exercise   June 30,   Exercise
                                         2001        price       2001       price
                                     ------------  ---------  ----------  ----------
Warrants outstanding, beginning of
  period                                1,465,782    $ .33      919,375     $ .19

Warrants issued during the period         572,373     1.53    1,301,280       .91

Warrants exercised during the period     (137,500)     .01     (320,000)      .01
                                       ----------    -----   ----------     -----

Warrants outstanding, end of period     1,900,655    $ .72    1,900,655     $ .72
                                       ==========    =====   ==========     =====

7.     CONVERSION OF DEBT

       On May 31, 2001, the Company exchanged convertible notes payable with a face value of $1,746,988 and a carrying value of $1,283,893 plus accrued interest of $123,414 for 2,064,528 shares of common stock and 436,748 common stock purchase warrants. This event has been accounted for as an induced debt conversion and the Company has recorded a debt conversion expense of $370,308 which is presented in the consolidated statement of operations in the second quarter of 2001.

8.     RECENTLY ISSUED ACCOUNTING STANDARDS

       On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

          o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

          o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

          o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

          o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator

          o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

       The Company will continue to amortize goodwill and covenants not to compete recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time the Company will reevaluate these assets and determine the appropriate accounting treatment. By December 31, 2002, the Company will be required to complete a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

9.     MANAGEMENT'S PLANS

       The Company has sustained substantial net losses through June 30, 2001. In addition, at June 30, 2001, current liabilities exceed current assets by $1,385,831.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       The following discussion is qualified in its entirety by the more detailed information in our Form 10-KSB and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2000 (collectively referred to as the "Disclosure Documents"). Certain forward-looking statements contained herein and in such Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained herein represent our judgment as of the date hereof. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this Form 10-QSB include our subsidiaries:FullNet, Inc. ("FullNet"), FullTel, Inc. ("FullTel") and FullWeb, Inc. ("FullWeb").

OVERVIEW

         We are a facilities-based integrated communications provider ("ICP") engaged in consumer and business Internet services, including 1) dial-up, dedicated and broadband wireless access, with customers in 25 communities in Oklahoma, and 2) web hosting, server co-location and telecommunications premise co-location, with customers throughout the United States and more than 40 countries. Our overall strategy is to become the dominant ICP and Internet service provider ("ISP") for residents and small to medium-sized businesses in Oklahoma and contiguous states.

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

         In 1997 we continued our focus on being a backbone provider by upgrading and acquiring more equipment. We also started offering our own ISP brand access and services to our wholesale customers. As of June 30, 2001, there were two ISPs in Oklahoma that used the FullNet brand name where we provide the backbone to the Internet. There are an additional two ISPs that use a private label brand name, where we are their access backbone and provide their technical support, managing and operating their systems on an outsource basis. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to businesses in Oklahoma.

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

         With the incorporation of FullTel and the acquisition of FullWeb, our current business strategy is to become the dominant ICP in Oklahoma and surrounding states, focusing on rural areas. We expect to grow through the acquisition of additional customers for our carrier-neutral co-location space and the acquisition of ISPs. During 2000 and 2001 we have completed seven separate acquisitions of ISP companies, operating in, respectively, Tahlequah, Oklahoma; Bartlesville, Oklahoma; Enid, Oklahoma; Nowata, Oklahoma, Lawton, Oklahoma and Oklahoma City, Oklahoma.

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

RECENT DEVELOPMENTS

         In January 2001, we completed our new $1 million carrier-neutral co-location facility and corporate headquarters. The 10,000 square foot facility is located in the Bank of Oklahoma Plaza building in downtown Oklahoma City and has an expandable high-speed fiber connection to the Southwestern Bell Central Office in downtown Oklahoma City, with conduit capacity expandable to carry in excess of 160 gigabits per second of digital information. This facility gives us a significant competitive advantage due to our direct fiber connection to the central office, which provides for almost limitless capacity and the ability to connect to the many carriers having facilities there. As a carrier-neutral location, we offer much needed flexibility to companies looking for quality co-location space without having to be locked into a specific carrier for their bandwidth. However, since we do have both CLEC and ISP divisions, we can also offer a one-provider solution to co-location, bandwidth and Internet backbone requirements.

       On February 28, 2001, we purchased substantially all of the assets of LawtonNET Communications ("LAWTONNET"), an Oklahoma sole proprietorship, including approximately 700 individual and business Internet access accounts. Pursuant to the terms of the asset purchase agreement, we issued LAWTONNET 35,000 shares of our common stock. We will pay LAWTONNET an amount based upon the future collected revenues received from all active LAWTONNET customers transferred at the time of closing, net of the 100% recovery of $30,000 in advance payments made to LAWTONNET during the 30 days following closing.

       On February 28, 2001, we purchased substantially all of the assets of Computer Concepts & Research, Inc., d/b/a SONET Communications ("SONET"), an Oklahoma corporation, including approximately 915 individual and business Internet access accounts. Pursuant to the terms of the asset purchase agreement, we issued SONET 30,000 shares of our common stock. In addition, we will pay SONET an amount based upon the future collected revenues received from all active SONET customers transferred at the time of closing.

         On March 31, 2001, we completed a private placement pursuant to which we raised $925,000. Working with a number of accredited investors, we placed $925,000 of 11% convertible promissory notes. The notes are due in three years, are convertible into our common stock at $1.00 per share and were accompanied by warrants to purchase 231,250 shares of our common stock for $.01 per share. Concurrently with the private placement, we exchanged $1,288,000 of matured obligations for the same securities sold in the private placement.

         During April, 2001, we executed an agreement with IP Communications, Inc. (www.ip.net) pursuant to which we would roll out high-speed broadband DSL access in 33 Oklahoma communities. IP Communications is the only independent facilities-based broadband service provider reaching large, medium and small markets served by Southwestern Bell Corporation and has the largest independent broadband network in Oklahoma, Texas, Kansas and Missouri.

         In May 2001, we completed an exchange offer pursuant to which we exchanged convertible notes payable with a face value of $1,746,988 and a carrying value of $1,283,893 plus accrued interest of $123,414 for 2,064,528 shares of common stock and 436,748 warrants to purchase our common stock for $2.00 per share. The warrants are exercisable for five years from their date of issuance. The amount exchanged represented approximately 78% of our convertible debt outstanding immediately prior to the exchange offer. The principal and interest were exchanged for shares of our common stock valued at $.90 and $1.00 per share, respectively.

         On June 15, 2001, we purchased substantially all of the assets of IPDatacom, a division of Higanbotham.com, LLC ("IPDatacom"), an Oklahoma limited liability company, including approximately 400 individual and business Internet access accounts. Pursuant to the terms of the asset purchase agreement, we issued IPDatacom 135,000 shares of our common stock, notes payable for $58,500 and $1,500 cash. We also acquired a high-speed broadband Internet access network serving a number of office buildings in downtown Oklahoma City, including the Bank One Tower, City Center Tower and First National Center.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2001 and 2000:

                                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                            ------------------   ------------------
                                             JUNE 30,  JUNE 30,  JUNE 30,  JUNE 30,
                                              2001      2000      2001       2000
                                              -----     ----      ----       ----
Revenues:
  Access service revenues                       57.3%     57.4%     56.0%     55.2%
  Co-location and other revenues                42.7      42.6      44.0      44.8
                                              ------    ------    ------    ------
Total revenues                                 100.0     100.0     100.0     100.0

Cost of access service revenues                 34.1      25.6      30.6      25.6
Cost of co-location and other revenues           7.1      16.9       6.7      17.5
Selling, general and administrative expenses    95.6     135.3     122.2     135.7
Depreciation and amortization                   47.0      38.8      44.7      38.6
                                              ------    ------    ------    ------
Total operating costs and expenses             183.8     216.6     204.2     217.4

Loss from operations                           (83.8)   (116.6)   (104.2)   (117.4)

Interest expense                                29.8      53.7      38.8      39.7
Debt conversion expense                         72.8        --      35.6        --
Other expense                                     --       2.5        --       2.1
                                              ------    ------    ------    ------
Net loss                                      (186.4)%  (172.8)%  (178.6)%  (159.2)%
                                              ======    ======    ======    ======

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Revenues

         Access service revenues decreased $10,000 to $291,000 for the three months ended June 30, 2001 from $301,000 for the three months ended June 30, 2000, due to a lower number of active customers.

         Co-location and other revenues decreased $6,000 to $217,000 for the three months ended June 30, 2001 from $223,000 for the three months ended June 30, 2000. We recognized revenue of $137,000 related to one customer for the three months ended June 30, 2001. This was offset by decreases in equipment sales, consulting, co-location services and network solutions sales of $62,000, $33,000, $25,000 and $25,000, respectively, for the three months ended June 30, 2001 compared to the same period in 2000. We do not actively market network solutions sales and consulting, and typically make such sales to our existing customer base only.

Operating Costs and Expenses

         Cost of access service revenues increased $39,000 to $173,000 for the three months ended June 30, 2001 from $134,000 for the three months ended June 30, 2000, due to the increased costs of providing Internet access in Tahlequah, Bartlesville, Enid, Nowata and Lawton relating to the acquisition of ISPs in those towns during 2000 and 2001.

         Cost of co-location and other revenues decreased $53,000 to $36,000 for the three months ended June 30, 2001 from $89,000 for the three months ended June 30, 2000. This decrease is due to a decrease in cost of equipment sales over the prior comparative quarter.

         Selling, general and administrative expenses decreased $222,000 to $487,000 for the three months ended June 30, 2001 from $709,000 for the three months ended June 30, 2000. This decrease is primarily due to a decrease in professional fees of $239,000 from the prior comparable quarter. Professional fees included legal, accounting, investment banking and consulting fees. Payroll costs and rent expense increased $30,000 and $27,000, respectively, for the three months ended June 30, 2001 over the prior comparable quarter. These increases were primarily offset by decreases in advertising and repairs expense of $19,000 and $11,000, respectively, for the three months ended June 30, 2001 over the prior comparable quarter.

         Depreciation and amortization expense increased $36,000 to $239,000 for the three months ended June 30, 2001 from $203,000 for the three months ended June 30, 2000. This increase includes an increase in amortization of cost in excess of net assets of businesses acquired, covenants not to compete and leasehold improvements of $17,000, $5,000 and $23,000, respectively for the three months ended June 30, 2001 over the prior comparable period. This was offset by a reduction in depreciation expense of $10,000 for the three months ended June 30, 2001 over the prior comparable period due to equipment which has become fully depreciated.

Interest Expense

         Interest expense decreased $129,000 to $152,000 for the three months ended June 30, 2001 from $281,000 for the three months ended June 30, 2000. Noncash interest expense associated with the amortization of the loan discount relating to interim financing issued with warrants decreased $67,000 for the three months ended June 30, 2001 over the prior comparable quarter.

Debt Conversion Expense

         In the second quarter of 2001, we exchanged convertible notes payable with a face value of $1,746,988 and a carrying value of $1,283,893 plus accrued interest of $123,414 for 2,064,528 shares of common stock and 436,748 common stock purchase warrants. This event has been accounted for as an induced debt conversion and we have recorded a debt conversion expense of $370,308 which is presented in the consolidated statement of operations in the second quarter of 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenues

         Access service revenues increased $106,000 to $583,000 for the six months ended June 30, 2001 from $477,000 for the six months ended June 30, 2000. This additional revenue is due to the acquisition of one ISP in the second quarter of 2001, two ISPs in the first quarter 2001, one ISP in the second quarter of 2000 and three ISPs in the first quarter 2000.

         Co-location and other revenues increased $72,000 to $459,000 for the six months ended June 30, 2001 from $387,000 for the six months ended June 30, 2000. This increase is attributable to the opening of our carrier-neutral premise co-location services during the end of the third quarter 2000. We recognized revenue of $274,000 related to one customer for the six months ended June 30, 2001. This was offset by decreases in equipment sales, consulting, co-location services and network solutions sales of $94,000, $19,000, $17,000 and $72,000, respectively, for the six months ended June 30, 2001 compared to the same period in 2000. We do not actively market network solutions sales and consulting, and typically make such sales to our existing customer base only.

Operating Costs and Expenses

         Cost of access service revenues increased $97,000 to $318,000 for the six months ended June 30, 2001 from $221,000 for the six months ended June 30, 2000, due to the increased costs of providing Internet access in Tahlequah, Bartlesville, Enid, Nowata and Lawton relating to the acquisition of ISPs in those towns during 2000 and 2001.

         Cost of co-location and other revenues decreased $81,000 to $70,000 for the six months ended June 30, 2001 from $151,000 for the six months ended June 30, 2000. This decrease is due to a decrease in cost of equipment sales over the prior comparative period.

         Selling, general and administrative expenses increased $100,000 to $1,273,000 for the six months ended June 30, 2001 from $1,173,000 for the six months ended June 30, 2000. This increase includes an increase in payroll costs of $104,000 over the prior comparable period related to hiring of additional personnel. Rent, utilities and insurance expense increased $65,000, $17,000 and $28,000, respectively, for the six months ended June 30, 2001 over the prior comparable period. Professional fees decreased $29,000 for the six months ended June 30, 2000 over the prior comparable period. Professional fees included legal, accounting, investment banking and consulting fees. Approximately $285,000 of the $386,000 of the professional fees for the six months ended June 30, 2001 were attributable to noncash expenses relating to the fair value of common stock, options and warrants issued for services. Advertising, dues, repairs and outsourced hosting expense decreased $22,000, $17,000, $14,000 and $10,000 respectively, for the six months ended June 30, 2001 over the prior comparable period.

         Depreciation and amortization expense increased $132,000 to $466,000 for the six months ended June 30, 2001 from $334,000 for the six months ended June 30, 2000. This increase includes an increase in amortization of cost in excess of net assets of businesses acquired, covenants not to compete and leasehold improvements of $61,000, $22,000 and $47,000, respectively for the six months ended June 30, 2001 over the prior comparable period. The remainder of the increase was attributable to depreciation expense related to the purchase of equipment and equipment acquired through acquisition of ISPs.

Interest Expense

         Interest expense increased $60,000 to $404,000 for the six months ended June 30, 2001 from $344,000 for the six months ended June 30, 2000. This increase is primarily a result of the increase in noncash interest expense associated with the amortization of the loan discount relating to interim financing issued with warrants of $44,000 for the six months ended June 30, 2001 over the prior comparable period.

Debt Conversion Expense

         In the second quarter of 2001, we exchanged convertible notes payable with a face value of $1,746,988 and a carrying value of $1,283,893 plus accrued interest of $123,414 for 2,064,528 shares of common stock and 436,748 common stock purchase warrants. This event has been accounted for as an induced debt conversion and we have recorded a debt conversion expense of $370,308 which is presented in the consolidated statement of operations in the second quarter of 2001.

RECENTLY ISSUED ACCOUNTING STANDARDS

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for us are as follows:

         o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

         o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

         o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

         o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

         o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         We will continue to amortize goodwill and covenants not to compete recognized prior to July 1, 2001, under our current method until January 1, 2002, at which time we will reevaluate these assets and determine the appropriate accounting treatment. By December 31, 2002, we will be required to complete a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

ACQUISITIONS

          On February 28, 2001, we purchased substantially all of the assets of LawtonNET Communications ("LAWTONNET"), an Oklahoma sole proprietorship, including approximately 700 individual and business Internet access accounts. Pursuant to the terms of the asset purchase agreement, we issued LAWTONNET 35,000 shares of our common stock. We will pay LAWTONNET an amount based upon the future collected revenues received from all active LAWTONNET customers transferred at the time of closing, net of the 100% recovery of $30,000 in advance payments made to LAWTONNET during the 30 days following closing.

         On February 28, 2001, we purchased substantially all of the assets of Computer Concepts & Research, Inc., d/b/a SONET Communications ("SONET"), an Oklahoma corporation, including approximately 915 individual and business Internet access accounts. Pursuant to the terms of the asset purchase agreement, we issued SONET 30,000 shares of our common stock. In addition, we will pay SONET an amount based upon the future collected revenues received from all active SONET customers transferred at the time of closing.

         On June 15, 2001, we purchased substantially all of the assets of IPDatacom, a division of Higanbotham.com, LLC ("IPDatacom"), an Oklahoma Limited Liability Company, including approximately 400 individual and business Internet access accounts. Pursuant to the terms of the asset purchase agreement, we issued IPDatacom 135,000 shares of our common stock, notes payable for $58,500 and $1,500 cash.

         These transactions have been accounted for as purchases. The purchase price will be allocated to the underlying net assets purchased based on their fair market values at the respective acquisition date

LIQUIDITY AND CAPITAL RESOURCES

         We used $97,000 and $540,000 of cash for operating activities for the six months ended June 30, 2001 and 2000, respectively, as a result of a net loss for the periods. As of June 30, 2001, we had $22,000 in cash and $1,532,000 in current liabilities.

         Capital expenditures relating to business acquisitions net of cash acquired were $66,000 and $127,000 for the six months ended June 30, 2001 and 2000, respectively. In addition, property and equipment purchases amounted to $222,000 for the six months ended June 30, 2001, including $201,000 related to leasehold improvements for our new office space and construction on our network operations center, which was completed during the first quarter 2001.

         Net cash provided by financing activities was $394,000 and $769,000 for the six months ended June 30, 2001 and 2000, respectively. During 2001, we received net proceeds of $350,000 from the issuance of interim notes payable and $163,000 from the sale of convertible promissory notes payable pursuant to Rule 506 of Regulation D. The cash provided in 2000 was due primarily to the issuance of interim notes payable and the sale of equity securities pursuant to Rule 504 of Regulation D of the Securities Act of 1933.

         The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Our principal capital expenditure requirements will include:

     *    purchase and installation of broadband Internet access equipment

     *    mergers and acquisitions

     * further development of operations support systems and other automated back office systems

         As our cost of developing new networks and services, funding other strategic initiatives and operating our business will depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will vary from expected amounts, very likely to a material degree, and that such variations are likely to affect our future capital requirements. Current cash balances as of June 30, 2001 will not be sufficient to fund our current business plan beyond the next three months. As a consequence, we are currently seeking additional convertible debt and/or equity financing as well as the placement of a credit facility to fund our liquidity needs. There can be no assurance that we will be able to raise additional capital on satisfactory terms or at all.

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

FINANCING ACTIVITIES

         On January 5, 2001, we entered into an agreement with a third party pursuant to which we obtained an interim loan for $250,000. The loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. On March 31, 2001, we entered into an agreement with the note holder to increase the principal balance of the note to $320,000, and the due date for the unpaid principal and interest was extended to July 31, 2001. Subsequently the due date has been extended until December 31, 2001. Through June 30, 2001, we had made payments of principal and interest aggregating $35,834.

         During February and April 2001, we received $100,000 and $62,500, respectively, of subscriptions to our private placement of convertible notes payable.

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

         Pursuant to the provisions of the private placement of our convertible notes payable, the conversion price of the convertible notes payable was reduced by 2% every 30 days from $1.00 per share on January 15, 2001 to $.90 per share on June 15, 2001. The decrease was a result of the fact that a registration statement for the common stock underlying the convertible notes payable and underlying warrants had not been declared effective as of that date.

         In addition, pursuant to the provisions of the private placement, the interest rate on the convertible notes payable increased to 12.5% per annum from 11% per annum due to the fact that a registration statement for the common stock underlying the convertible notes payable and underlying warrants had not been filed on or before February 28, 2001.

         During May 2001 we solicited the holders of the convertible notes payable to accept shares of our common stock valued at $1.00 per share in lieu of cash for the accrued interest and to convert the principal balance to common stock at a conversion price of $.90 per share. For every $25,000 of principal converted, the note holder would also receive 6,250 warrants to purchase shares of our common stock at an exercise price of $2.00 per share. The warrants are exercisable for five years from their date of issuance.

         On May 31, 2001, we completed the offering and exchanged convertible notes payable with a face value of $1,746,988 and a carrying value of $1,283,893 plus accrued interest of $123,414 for 2,064,528 shares of common stock and 436,748 common stock purchase warrants. The amount exchanged represented approximately 78% of our convertible debt outstanding immediately prior to the exchange offer. The principal and interest were exchanged for shares of our common stock valued at $.90 and $.1.00 per share, respectively.

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

            4.9 Form of Promissory Note for Illinois Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by
                     reference).                                               #

           4.10 Form of Warrant Agreement for Interim Financing in the amount of $500,000 (filed as Exhibit 4.8 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended March
                     31, 2000 and incorporated herein by reference).           #

           4.11 Form of Warrant Certificate for Interim Financing in the amount of $500,000 (filed as Exhibit 4.9 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended March
                     31, 2000 and incorporated herein by reference).           #

           4.12 Form of Promissory Note for Interim Financing in the amount of $500,000 (filed as Exhibit 4.10 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended March
                     31, 2000 and incorporated herein by reference).           #

           4.13 Form of Convertible Promissory Note for September 29, 2000, private placement (filed as Exhibit 4.13 to the Company's Form 10-KSB for the fiscal year ended December 31, 2000 and
                     incorporated herein by reference).                       #

           4.14 Form of Warrant Agreement for September 29, 2000, private placement (filed as Exhibit 4.13 to the Company's Form 10-KSB for the fiscal year ended December 31, 2000 and
                     incorporated herein by reference).                        #

           4.15 Form of Warrant Certificate for September 29, 2000, private placement (filed as Exhibit 4.13 to the Company's Form 10-KSB for the fiscal year ended December 31, 2000 and
                     incorporated herein by reference).                       #

           4.16      Form of 2001 Exchange Warrant Agreement*

           4.17      Form of 2001 Exchange Warrant Certificate*

                  #  Incorporated by reference.
                  *  Filed electronically herewith.

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



                                         FULLNET COMMUNICATIONS, INC.,
                                         An Oklahoma corporation



Date:  August 14, 2001                   /s/ Timothy J. Kilkenny
                                         --------------------------------------
                                         Timothy J. Kilkenny
                                         Chairman of the Board of Directors;
                                         President and Chief Executive Officer

Date:  August 14, 2001                   /s/ Roger P. Baresel
                                         --------------------------------------
                                         Roger P. Baresel
                                         Chief Financial and Accounting Officer

                               INDEX TO EXHIBITS

         EXHIBIT
           NO.                          DESCRIPTION
         ------                         -----------
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

           4.13      Form of Convertible Promissory Note for September 29, 2000,
                     private placement (filed as Exhibit 4.13 to the Company's
                     Form 10-KSB for the fiscal year ended December 31, 2000 and
                     incorporated herein by reference).                       #

           4.14      Form of Warrant Agreement for September 29, 2000, private
                     placement (filed as Exhibit 4.13 to the Company's Form
                     10-KSB for the fiscal year ended December 31, 2000 and
                     incorporated herein by reference).                        #

           4.15      Form of Warrant Certificate for September 29, 2000, private placement (filed as Exhibit 4.13 to the Company's Form
                     10-KSB for the fiscal year ended December 31, 2000 and
                     incorporated herein by reference).                       #

           4.16      Form of 2001 Exchange Warrant Agreement*

           4.17      Form of 2001 Exchange Warrant Certificate*

                  #  Incorporated by reference.
                  *  Filed electronically herewith.