Form 10QSB
period 2001-09-30
FULLNET COMMUNICATIONS INC
filed 2001-11-14
CIK 1092570

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001

[  ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________.



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

                                  YES  X   NO
                                     -----   -----


The number of shares outstanding of the Issuer's Common Stock, $.00001 par value, as of November 9, 2001 was 6,592,878.

Transitional Small Business Disclosure Format (check one):   YES       NO  X
                                                                -----    -----

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                          Page

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

      Consolidated Balance Sheets - September 30, 2001
        (Unaudited) and December 31, 2000 .......................          3

      Consolidated Statements of Operations - Three  months
        and nine months ended September 30, 2001 and
        2000 (Unaudited) ........................................          4

      Consolidated  Statement of Stockholders' Equity -
        Nine months ended September 30, 2001 (Unaudited) ........          5

      Consolidated Statements of Cash Flows - Nine months ended
        September 30, 2001 and 2000 (Unaudited) .................          6

      Notes to Consolidated Financial Statements (Unaudited) ....          8

      Item 2.  Management's Discussion and Analysis or Plan
        of Operation ............................................         13

PART II.  OTHER INFORMATION

      Item 2.  Changes in Securities and Use of Proceeds ........         22

      Item 4.  Submission of Matters to a Vote of Security
        Holders .................................................         22

      Item 6.  Exhibits and Reports on Form 8-K .................         23

      Signatures ................................................         25

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                   ASSETS                                         SEPTEMBER 30,          DECEMBER 31,
                                                                      2001                   2000
                                                                  -------------          ------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash                                                             $   65,703            $   13,150
  Accounts receivable, net                                            171,338               141,712
  Prepaid expenses and other current assets                            17,997                35,215
                                                                    ---------             ---------
            Total current assets                                      255,038               190,077
PROPERTY AND EQUIPMENT, net                                         1,106,980             1,126,156
COST IN EXCESS OF NET ASSETS OF BUSINESSES
     ACQUIRED, net                                                  1,548,653             1,761,548
COVENANTS NOT TO COMPETE, net                                         337,197               395,450
OTHER ASSETS                                                           59,584               218,973
                                                                    ---------             ---------
TOTAL                                                              $3,307,452            $3,692,204
                                                                    =========             =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                      $  581,700            $  720,022
     Accrued liabilities                                              299,898               128,311
     Notes payable, current portion                                   517,883               438,589
     Capital leases payable, current portion                           53,341                 9,190
     Deferred revenue                                                 319,596               178,498
                                                                    ---------             ---------
                  Total current liabilities                         1,772,418             1,474,610
NOTES PAYABLE, less current portion                                   903,326             1,988,057
CAPITAL LEASES PAYABLE, less current portion                           47,922                14,723
OTHER                                                                 112,465                44,500
STOCKHOLDERS' EQUITY
Common stock - $.00001 par value; authorized
10,000,000 shares;                                                         66                    39
issued and outstanding, 6,592,878 shares in 2001
and 3,942,775 shares in 2000
Common stock issuable, 33,853 shares in 2001                           33,853                     -
Additional paid-in capital                                          7,781,815             5,250,026
Accumulated deficit                                                (7,344,413)           (5,079,751)
                                                                    ---------             ---------
            Total stockholders' equity                                471,321               170,314
                                                                    ---------             ---------
TOTAL                                                              $3,307,452            $3,692,204
                                                                    =========             =========

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       --------------------------------     ---------------------------------
                                                       SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,
                                                            2001             2000                2001              2000
                                                       ---------------  ---------------     ---------------  ----------------
REVENUES:
        Access service revenues                           $416,533          $266,566         $  999,434       $  743,913
        Co-location and other revenues                     221,906           145,609            680,708          532,664
                                                           -------           -------            -------          -------
                 Total revenues                            638,439           412,175          1,680,142        1,276,577

OPERATING COSTS AND EXPENSES:
        Cost of access service revenues                    235,892           141,516            568,677          358,945
        Cost of co-location and other revenues              32,581            52,506            113,436          191,742
        Selling, general and administrative expenses       436,733           558,676          1,684,130        1,747,181
        Depreciation and amortization                      249,533           222,387            716,113          556,132
                                                           -------           -------          ---------        ---------
                 Total operating costs and expenses        954,739           975,085          3,082,356        2,854,000
                                                           -------           -------          ---------        ---------
LOSS FROM OPERATIONS                                      (316,300)         (562,910)        (1,402,214)      (1,577,423)
OTHER INCOME                                                   826                --                826               --
INTEREST EXPENSE                                           (88,976)         (367,311)          (492,966)        (711,012)
DEBT CONVERSION EXPENSE                                         --                --           (370,308)              --
OTHER EXPENSE                                                   --           (38,657)                --          (56,870)
                                                           -------           --------         ---------        ---------

NET LOSS                                                 $(404,450)        $(968,878)       $(2,264,662)     $(2,345,305)
                                                           =======           =======          =========        =========
Net loss per common share
   Basic and diluted                                     $    (.06)        $    (.28)       $      (.42)     $      (.76)
                                                           =======           =======          =========        =========
Weighted average number of common shares
   Outstanding
   Basic and diluted                                     6,610,410         3,515,484          5,358,575        3,098,116
                                                         =========         =========          =========        =========

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 2001
                                   (Unaudited)



                                                      Common stock       Common       Additional
                                                      ------------        Stock        Paid-in       Accumulated
                                                   Shares       Amount   Issuable      capital         Deficit        Total
                                                   ------       ------   --------      -------         -------        ------
Balance at January 1, 2001                        3,942,775      $39     $    --      $5,250,026      $(5,079,751)    $  170,314
Issuance of common stock in conjunction with
   acquisitions                                     200,000        2      30,000         129,498               --        159,500
Warrant exercise                                    414,075        4          --           4,137               --          4,141
Intrinsic value of beneficial conversion
feature on issuance of debt                              --       --          --         316,116               --        316,116
Warrants issued related to financing                     --       --          --         188,336               --        188,336
Common stock and warrants issued in
exchange for services                                 1,500       --          --         286,038               --        286,038

Conversion of debt to equity                      2,068,381       21       3,853       1,607,664               --      1,611,538
Net loss                                                 --       --          --              --       (2,264,662)    (2,264,662)
                                                   ---------     ---      ------       ---------        ---------      ---------
Balance at September 30, 2001                      6,626,731     $66     $33,853      $7,781,815      $(7,344,413)    $  471,321
                                                   =========     ===      ======       =========        =========      =========


See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                                                                            NINE MONTHS ENDED
                                                                    ----------------------------------
                                                                     SEPTEMBER 30,     SEPTEMBER 30,
                                                                         2001              2000
                                                                    ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(2,264,662)      $(2,345,305)
  Adjustments to reconcile net loss to net cash used in operating activities
      Noncash compensation expense                                              -            23,437
      Depreciation and amortization                                       716,113           556,132
      Interest converted to equity                                        161,036                 -
      Debt conversion expense                                             370,308                 -
      Stock issued for services                                             1,125           304,167
      Options and warrants issued for services                            284,913            57,864
      Amortization of discount and costs related to financing             208,788           510,291
      Provision for uncollectible accounts receivable                       8,147            17,850
       Net (increase) decrease in
          Accounts receivable                                             (37,773)          (93,003)
          Inventory                                                             -            27,052
          Prepaid expenses and other current assets                        17,218            21,215
          Other assets                                                     13,119            (1,257)
       Net increase in
          Accounts payable - trade                                        136,199           138,842
          Accrued and other liabilities                                   239,552            18,776
          Deposits                                                              -            44,500
          Deferred revenue                                                 141,098           26,194
                                                                       -----------       ----------
            Net cash used in operating activities                          (4,819)         (693,245)
                                                                       -----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                    (230,638)         (362,871)
  Proceeds from sale of property, net of closing costs                          -           110,122
  Acquisitions of businesses, net of cash acquired                        (67,945)         (127,057)
                                                                       -----------       ------------
             Net cash used in investing activities                       (298,583)         (379,806)
                                                                       -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred offering costs                                                       -            (2,305)
  Cash overdraft                                                                -            31,280
  Principal payments on borrowings under notes payable                   (108,522)         (169,024)
  Proceeds from issuance of interim financing and warrants, net of
     offering costs                                                       350,000         1,038,500
  Proceeds from issuance of notes payable                                 162,500             5,494
  Debt issue costs                                                        (27,961)                -
  Principal payments on capital lease obligations                         (24,203)           (4,893)
  Proceeds from exercise of stock options                                       -            34,830
  Proceeds from exercise of warrants                                        4,141             3,800
  Issuance of common stock, net of offering costs                               -           122,809
                                                                       ----------        ----------
            Net cash provided by financing activities                     355,955         1,060,491
                                                                       ----------        ----------
NET INCREASE (DECREASE) IN CASH                                            52,553           (12,560)
Cash at beginning of period                                                13,150            12,671
                                                                       ----------        ----------
Cash at end of period                                                 $    65,703       $       111
                                                                       ==========        ==========
                                                                                        (continued)

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                                                                           NINE MONTHS ENDED
                                                                   -----------------------------------
                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                        2001               2000
                                                                   ----------------  -----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                $  145,715       $   88,827
NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through issuance of capital lease                         81,491           24,548
Assets financed through accounts payable                                      --          539,549
Conversion of notes payable to equity                                  1,519,622               --

Harvest Communications, Inc. Merger
     Fair value of liabilities assumed                                $       --       $   97,358
     Fair value of common stock issuance                                      --        1,612,500
     Fair value of covenant not to compete                                    --         (408,388)
     Cost in excess of net assets acquired and covenant not to                --       (1,601,470)
        compete
     Note payable issued                                                      --          175,000
                                                                       ---------        ---------
     Cash paid to acquire Harvest Communications, Inc.                $       --       $ (125,000)
                                                                       =========        ==========
FullNet of Bartlesville Asset Purchase
     Fair value of liabilities assumed                                $       --       $   16,380
     Fair value of common stock issuance                                      --          128,232
     Fair value of covenant not to compete                                    --          (42,715)
     Cost in excess of net assets acquired and covenant not to
        compete                                                               --         (152,065)
     Note payable issued                                                      --           50,168
                                                                       ---------        ---------
     Cash paid to purchase Bartlesville assets                        $       --       $       --
                                                                       =========        =========
FullNet of Tahlequah Asset Purchase
     Fair value of assets acquired                                    $       --       $   (4,086)
     Fair value of covenant not to compete                                    --          (21,919)
     Cost in excess of net assets acquired and covenant not to                --          (71,730)
        compete
     Note payable issued                                                      --           61,845
                                                                       ---------        ----------
     Cash paid to purchase Tahlequah assets                           $       --       $  (35,890)
                                                                       =========        =========
FullNet of Nowata Asset Purchase
     Fair value of liabilities assumed                                $       --       $    2,650
     Fair value of common stock issuance                                      --           89,050
     Fair value of covenant not to compete                                    --          (28,400)
     Cost in excess of net assets acquired and covenant not to
        compete                                                               --         (111,250)
     Note payable issued                                                      --           47,950
                                                                       ---------        ---------
     Cash paid to purchase LawtonNet assets                           $       --       $       --
                                                                       =========        =========
LawtonNet Asset Purchase
     Fair value of common stock issuance                              $   35,000       $       --
     Fair value of covenant not to compete                               (13,000)              --
     Cost in excess of net assets acquired and covenant not to           (52,000)              --
        compete
                                                                       ---------        ---------
     Cash paid to purchase LawtonNet assets                           $  (30,000)      $       --
                                                                       =========        =========
Sonet Asset Purchase
     Fair value of assets acquired                                    $  (23,978)      $       --
     Fair value of common stock issuable                                  30,000               --
     Fair value of covenant not to compete                                (6,022)              --
     Cost in excess of net assets acquired and covenant not to
        compete                                                          (36,445)              --
                                                                       ---------        ---------
     Cash paid to purchase Sonet assets                               $  (36,445)      $       --
                                                                       =========        =========
IPDatacom Asset Purchase
     Fair value of assets acquired                                    $  (11,650)      $       --
     Fair value of common stock issuance                                  94,500               --
     Fair value of covenant not to compete                               (28,570)              --
     Cost in excess of net assets acquired and covenant not to
        compete                                                         (114,280)              --
     Note payable issued                                                  58,500
                                                                       ---------        ---------
     Cash paid to purchase IPDatacom assets                           $   (1,500)      $       --
                                                                       =========        =========
                                                                                       (concluded)

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

     The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2001. Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.

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

3.   LOSS PER COMMON SHARE

     Loss per common share is calculated based on the weighted average number of shares outstanding during the period, including common shares issuable without additional consideration. Basic and diluted loss per share were the same for each period in 2001 and 2000 because the outstanding convertible notes payable, stock options and warrants were not dilutive.

4.   NOTES PAYABLE

     On January 5, 2001, the Company obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible notes payable. On March 31, 2001, the principal balance of the note was increased to $320,000 and the due date was extended to July 31, 2001. Subsequently, the due date was extended until December 31, 2001. Through September 30, 2001, the Company had made aggregate payments of principal and interest of $35,834 on this loan.

     During February and April 2001, the Company received $100,000 and $62,500, respectively, of subscriptions to the Company's private placement offering of convertible notes payable. These notes bear interest at an annual rate of 12.5%, as adjusted, and become due three years following issuance. These notes are convertible into the Company's common stock at the rate of one share of common stock for each $.84, as adjusted, of principal and accrued unpaid interest at the option of the holders. On May 31, 2001, the Company exchanged 2,064,528 shares of its common stock and warrants (exercisable for the purchase of 436,748 shares of common stock at $2.00 per share) for convertible notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. The warrants expire on May 31, 2006. At September 30, 2001, the outstanding principal and interest of the convertible notes payable was $531,016.

     Pursuant to the provisions of the convertible notes payable, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.84 per share on September 15, 2001 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible notes payable and underlying warrants on September 15, 2001. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001.

     During February 2001, the Company converted accounts payable of $94,680 to a note with terms substantially equivalent to the terms of the Company's convertible notes payable.

     Effective February 1, 2001, the holders exchanged their non-interest bearing acquisition note payable for a note bearing interest at 10% per annum commencing January 1, 2001, and a six-month deferral of payments of principal and interest from April 2001 to September 2001. Payments of principal and interest will resume in October 2001, and this note matures in June 2002.

     During March 2001, the Company converted acquisition notes payable of $232,944 to notes with terms substantially equivalent to the Company's convertible notes payable.

     On July 1, 2001, the Company issued 3,853 shares of common stock in payment of $3,853 accrued interest on a portion of the Company's convertible debt.

5.   ACQUISITIONS

     On February 28, 2001, the Company purchased substantially all of the assets of LawtonNET Communications ("LAWTONNET"), a sole proprietorship, including approximately 700 individual and business Internet access customer accounts. Pursuant to the purchase of these assets, the Company issued LAWTONNET 35,000 shares of the Company's common stock. The $35,000 purchase price was allocated $22,000 to cost in excess of net assets acquired and $13,000 to covenant not to compete. Cost in excess of net assets acquired and covenant not to compete will be amortized over three and two year periods, respectively. In addition, the Company will pay LAWTONNET an amount based upon the future collected revenues received from all active LAWTONNET customers transferred at the time of closing until such time as the customers become inactive. During the 30 days following the closing, advance payments totaling $30,000 were made on the future collected revenues received and were recorded as cost in excess of net assets acquired. As of September 30, 2001, $23,700 of the advance payments had been earned, which was recorded as additional cost in excess of net assets acquired.

     On February 28, 2001, the Company purchased substantially all of the assets of Computer Concepts & Research, Inc., doing business as SONET Communications (SONET), including approximately 915 individual and business Internet access customer accounts. Pursuant to the purchase of these assets, the Company issued SONET 30,000 shares of the Company's common stock. The excess of the $30,000 purchase price over the fair value of the assets acquired, net of liabilities assumed, was allocated $19,836 to cost in excess of net assets acquired and $6,022 to covenant not to compete. Cost in excess of net assets acquired and covenant not to compete will be amortized over three and two year periods, respectively. In addition, the Company will pay SONET an amount based upon the future collected revenues received from all active SONET customers transferred at the time of closing until such time as the customers become inactive. As of September 30, 2001, $31,274 had been paid from collected revenues and was recorded as cost in excess of net assets acquired.

     On June 15, 2001, the Company purchased substantially all of the assets of IPDatacom, a division of Higanbotham.com, LLC (IPDatacom), including approximately 400 individual and business Internet access customer accounts. Pursuant to the purchase of these assets, the Company issued IPDatacom 135,000 shares of the Company's common stock, notes payable in the aggregate principal amount of $58,500 and paid $1,500.

     These transactions were accounted for as purchases. The purchase price has been allocated to the underlying net assets purchased based on their fair market values at the respective acquisition date.

6.   COMMON STOCK OPTIONS AND WARRANTS

     The following table summarizes the Company's stock option activity for the three and nine months ended September 30, 2001:

                                                   Three Months         Weighted        Nine Months        Weighted
                                                        Ended            Average           Ended            Average
                                                   September 30,        Exercise       September 30,       Exercise
                                                       2001               Price            2001              Price
                                                   -------------        --------       -------------       --------
       Options outstanding, beginning of period       1,270,712          $1.33           1,198,409          $1.36

       Options issued during the period                 411,493            .91             616,116            .96

       Options cancelled during the period             (184,000)           .88            (316,320)          1.04
                                                      ---------          -----           ---------          -----
       Options outstanding, end of period             1,498,205          $1.27           1,498,205          $1.27
                                                      =========          =====           =========          =====

     The following table summarizes the Company's common stock warrant activity for the three and nine months ended September 30, 2001:

                                                    Three Months        Weighted       Nine Months         Weighted
                                                        Ended            Average           Ended            Average
                                                    September 30,       Exercise       September 30,       Exercise
                                                        2001             Price             2001              Price
                                                    -------------       --------       -------------        --------
       Warrants outstanding, beginning of
       period                                         1,900,655          $.72             919,375           $.19

       Warrants issued during the period                     --            --           1,301,280            .91

       Warrants exercised during the period             (94,075)          .01            (414,075)           .01
                                                      ---------           ---           ---------            ---
       Warrants outstanding, end of period            1,806,580          $.75           1,806,580           $.75
                                                      =========          ====           =========           ====

7.   CONVERSION OF DEBT

     On May 31, 2001, the Company exchanged 2,064,528 shares of its common stock and warrants (exercisable for the purchase of 436,748 shares of its common stock at $2.00 per share) for convertible notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. The warrants expire on May 31, 2006. This exchange was accounted for as an induced debt conversion and a debt conversion expense of $370,308 was recorded.

8.   RECENTLY ISSUED ACCOUNTING STANDARDS

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The most signification provisions of SFAS 141 and 142 provide that goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, not be amortized and, effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     The Company recorded amortization expense related to its goodwill of $415,620 and $563,564, respectively, for the nine months ended September 30, 2001 and the year ended December 31, 2000. The Company will continue to amortize goodwill and covenants not to compete recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time the Company will reevaluate these assets and determine the appropriate accounting treatment. By December 31, 2002, the Company will be required to complete a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

9.   MANAGEMENT'S PLANS

     The Company has sustained substantial net losses through September 30, 2001. In addition, at September 30, 2001, current liabilities exceed current assets by $1,517,380.

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

     The Company's business plan includes, among other things, expansion of its Internet access services through mergers and acquisitions and the development of its web hosting and co-location services. Execution of the Company's business plan will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Current cash balances will not be sufficient to fund the Company's current business plan beyond the next few months. As a consequence, the Company is currently seeking additional convertible debt and/or equity financing as well as the placement of a credit facility to fund the Company's liquidity. There can be no assurance that the Company will be able to raise additional capital or on terms acceptable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion is qualified in its entirety by the more detailed information in our Form 10-KSB and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2000 (collectively referred to as the "Disclosure Documents"). Certain forward-looking statements contained herein and in such Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained herein represent our judgment as of the date hereof. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this report include our subsidiaries: FullNet, Inc. ("FullNet"), FullTel, Inc. ("FullTel") and FullWeb, Inc. ("FullWeb").

OVERVIEW

     We are a facilities-based integrated communications provider ("ICP") engaged in consumer and business Internet services, including 1) dial-up, dedicated and broadband wireless access, with customers in 25 communities in Oklahoma, and 2) web hosting, server co-location and telecommunications premise co-location, with customers throughout the United States and more than 40 countries. Our overall strategy is to become the dominant ICP and Internet service provider ("ISP") for residents and small to medium-sized businesses in Oklahoma and the contiguous states.

     Our principal executive offices are located at 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102, and our telephone number is (405) 236-8200. We also maintain an Internet site on the World Wide Web ("WWW") at www.fullnet.net. Information contained on our Web site is not, and should not be deemed to be, a part of this report.

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

     In 1997 we continued our focus on being a backbone provider by upgrading and acquiring more equipment. We also started offering our own ISP brand access and services to our wholesale customers. As of September 30, 2001, there were two ISPs in Oklahoma that used the FullNet brand name where we provide the backbone to the Internet. There are an additional two ISPs that use a private label brand name, where we are their access backbone and provide their technical support, managing and operating their systems on an outsource basis. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to businesses in Oklahoma.

     In 1998 our gross revenues exceeded $1,000,000 and we made the Metro Oklahoma City Top 50 Fastest Growing Companies list. In 1998 we commenced the process of organizing a competitive local exchange carrier ("CLEC") through FullTel, a wholly owned subsidiary and acquired Animus Communications, Inc. ("Animus"), a wholesale Web-service company, thereby enabling us to become a total solutions provider to individuals and companies seeking a "one-stop shop" in Oklahoma. Animus was renamed FullWeb in January 2000.

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

     On February 28, 2001, we purchased substantially all of the assets of LawtonNET Communications ("LAWTONNET"), a sole proprietorship, including approximately 700 individual and business Internet access customer accounts. Pursuant to the purchase of these assets, we issued 35,000 shares of our common stock. The $35,000 purchase price was allocated $22,000 to cost in excess of net assets acquired and $13,000 to covenant not to compete. Cost in excess of net assets acquired and covenant not to compete will be amortized over three and two year periods, respectively. In addition, we will pay LAWTONNET an amount based upon the future collected revenues received from all active LAWTONNET customers transferred at the time of closing until such time as the customers become inactive. During the 30 days following the closing advance payments totaling $30,000 were made on the future collected revenues received and were recorded as cost in excess of net assets acquired. As of September 30, 2001, $23,700 of the advance payments had been earned, which was recorded as additional cost in excess of net assets acquired.

     On February 28, 2001, we purchased substantially all of the assets of Computer Concepts & Research, Inc., doing business as SONET Communications ("SONET"), including approximately 915 individual and business Internet access customer accounts. Pursuant to the purchase of these assets, we issued SONET 30,000 shares of our common stock. The excess of the $30,000 purchase price over the fair value of the assets acquired, net of liabilities assumed, was allocated $19,836 to cost in excess of net assets acquired and $6,022 to covenant not to compete. Cost in excess of net assets acquired and covenant not to compete will be amortized over three and two year periods, respectively. In addition, we will pay SONET an amount based upon the future collected revenues received from all active SONET customers transferred at the time of closing until such time as the customers become inactive. As of September 30, 2001 $31,274 had been paid from collected revenues and was recorded as cost in excess of net assets acquired.

     On March 31, 2001, we completed a private placement offering pursuant to which we sold $925,000 of our 11% convertible promissory notes and warrants. These notes become due three years following issuance and are convertible into our common stock at $1.00 per share. The warrants are exercisable for the purchase of 231,250 shares of our common stock for $.01 per share on or before March 31, 2006. Concurrently with the private placement, we also issued 11% convertible promissory notes in the aggregate principal amount of $1,288,000 in exchange for matured obligations of $1,288,000.

     During April 2001, we began marketing high-speed broadband DSL access in 33 Oklahoma communities on a network owned by IP Communications, Inc. (www.ip.net). IP Communications is the only independent facilities-based broadband service provider reaching large, medium and small markets served by Southwestern Bell Corporation and has the largest independent broadband network in Oklahoma, Texas, Kansas and Missouri.

     On May 31, 2001, we completed an exchange offer pursuant to which we exchanged 2,064,528 shares of our common stock and warrants (exercisable for the purchase of 436,748 shares of our common stock for $2.00 per share) for convertible notes payable with a face value of $1,746,988 and a carrying value of $1,283,893 plus accrued interest of $123,414. The warrants will expire on May 31, 2006. The amount exchanged represented approximately 78% of our convertible debt outstanding immediately prior to the exchange offer. The principal and interest were exchanged for shares of our common stock valued at $.90 and $l.00 per share, respectively. This exchange was accounted for as an induced debt conversion and we recorded a debt conversion expense of $370,308.

     On June 15, 2001, we purchased substantially all of the assets of IPDatacom, a division of Higanbotham.com, LLC ("IPDatacom"), including approximately 400 individual and business Internet access customer accounts. Pursuant to the purchase of these assets, we issued IPDatacom 135,000 shares of our common stock, notes payable in the aggregate principal of $58,500 and paid $1,500. We also acquired a high-speed broadband Internet access network serving a number of office buildings in downtown Oklahoma City, including the Bank One Tower, City Center Tower and First National Center. The excess of the $154,500 purchase price over the fair value of the assets acquired, net of liabilities assumed, has been allocated $114,280 to cost in excess of net assets acquired and $28,570 to covenant not to compete. Cost in excess of net assets acquired and covenant not to compete will be amortized over three and two year periods, respectively.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2001 and 2000:

                                                    THREE MONTHS ENDED                            NINE MONTHS ENDED
                                       ------------------------------------------ -----------------------------------------------
                                             SEPTEMBER 30,        SEPTEMBER 30,          SEPTEMBER 30,           SEPTEMBER 30,
                                                 2001                 2000                   2001                    2000
                                       -------------------- --------------------- ----------------------- -----------------------
                                          AMOUNT    PERCENT    AMOUNT    PERCENT      AMOUNT     PERCENT     AMOUNT      PERCENT

Revenues:
  Access service revenues                $416,533     65.2%   $266,566     64.7%      $999,434     59.5%      $743,913     58.3%
  Co-location and other revenues          221,906     34.8     145,609     35.3        680,708     40.5        532,664     41.7
                                          -------    -----     -------    -----      ---------    -----      ---------    -----
Total revenues                            638,439    100.0     412,175    100.0      1,680,142    100.0      1,276,577    100.0

Cost of access service
revenues                                  235,892     36.9     141,516     34.3        568,677     33.9        358,945     28.1
Cost of co-location and
other revenues                             32,581      5.1      52,506     12.7        113,436      6.8        191,742     15.0
Selling, general and
administrative expenses                   436,733     68.4     558,676    135.6      1,684,130    100.2      1,747,181    136.9
Depreciation and amortization             249,533     39.1     222,387     54.0        716,113     42.6        556,132     43.6
                                          -------    -----     -------    -----      ---------    -----      ---------    -----

Total operating costs and expenses        954,739    149.5     975,085    236.6      3,082,356    183.5      2,854,000    223.6
                                          -------    -----     -------    -----      ---------    -----      ---------    -----

Loss from operations                     (316,300)   (49.5)   (562,910)  (136.6)    (1,402,214)   (83.5)    (1,577,423)  (123.6)

Other income                                  826      (.1)         --       --            826      (.1)            --       --
Interest expense                          (88,976)    13.9    (367,311)    89.1       (492,966)    29.4       (711,012)    55.7
Debt conversion expense                        --       --          --       --       (370,308)    22.0             --       --
Other expense                                  --       --     (38,657)     9.4             --       --        (56,870)     4.4
                                          -------    -----     -------    -----      ---------    -----      ---------    -----

Net loss                                $(404,450)   (63.3)% $(968,878)  (235.1)%  $(2,264,662)  (134.8)%  $(2,345,305)  (183.7)%
                                        =========    =====   ==========  ======    ===========   ======    ===========   ======

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues

     Access service revenues increased $150,000 or 56.2% to $417,000 for the three months ended September 30, 2001 from $267,000 for the three months ended September 30, 2000, due to the acquisition of three ISPs in 2001.

     Co-location and other revenues increased $76,000 or 52.1% to $222,000 for the three months ended September 30, 2001 from $146,000 for the three months ended September 30, 2000. This increase was attributable to the addition of a significant co-location customer during the end of the third quarter 2000. We recognized a revenue increase of $144,000 related to this customer for the three months ended September 30, 2001. This was offset by decreases in equipment sales, consulting, co-location services and network solutions sales for the three months ended September 30, 2001 compared to the same period in 2000. We do not actively market network solutions sales and consulting, and typically make such sales only to our existing customers.

Operating Costs and Expenses

     Cost of access service revenues increased $94,000 or 66.7% to $235,000 for the three months ended September 30, 2001 from $141,000 for the three months ended September 30, 2000, due to the increased costs of providing Internet access relating to the acquisition of three ISPs in 2001.

     Cost of co-location and other revenues decreased $20,000 or 37.7% to $33,000 for the three months ended September 30, 2001 from $53,000 for the three months ended September 30, 2000 due to a decrease in equipment sales and the related costs.

     Selling, general and administrative expenses decreased $122,000 or 21.8% to $437,000 for the three months ended September 30, 2001 from $559,000 for the three months ended September 30, 2000 due to a decrease in professional fees from the prior comparable quarter. The addition of more experienced staff during October 2000 allowed us to reduce our dependence on use of outside professional services. Professional fees include legal, accounting, investment banking and consulting fees. Selling, general and administrative expenses as a percentage of total revenues decreased to 68.4% for the three months ended September 30, 2001 from 136.4% for the three months ended September 30, 2000.

     Depreciation and amortization expense increased $27,000 or 12.2% to $249,000 for the three months ended September 30, 2001 from $222,000 for the three months ended September 30, 2000 due to the acquisition of three ISPs during 2001.

Interest Expense

     Interest expense decreased $278,000 or 75.7% to $89,000 for the three months ended September 30, 2001 from $367,000 for the three months ended September 30, 2000. This decrease was attributable to the elimination of $463,095 of the loan discount and the future amortization of this discount associated with our interim financing issued with warrants. The elimination of the loan discount occurred in May 2001 as a result of the exchange of our common stock and warrants for our interim financing debt in the recorded principal amount of $1,283,893 and in the principal amount at maturity of $1,746,988.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues

     Access service revenues increased $255,000 or 34.3% to $999,000 for the nine months ended September 30, 2001 from $744,000 for the nine months ended September 30, 2000. This additional revenue was due to the acquisition of one ISP in the second quarter of 2001, two ISPs in the first quarter 2001, one ISP in the second quarter of 2000 and three ISPs in the first quarter 2000.

     Co-location and other revenues increased $148,000 or 27.8% to $681,000 for the nine months ended September 30, 2001 from $533,000 for the nine months ended September 30, 2000. This increase was attributable to the addition of a significant co-location customer during the end of the third quarter 2000. We recognized a revenue increase of $418,000 related to this customer for the nine months ended September 30, 2001. This was offset by decreases in equipment sales, consulting, co-location services and network solutions sales of $103,000, $19,000, $21,000 and $127,000, respectively, for the nine months ended September 30, 2001 compared to the same period in 2000. We do not actively market network solutions sales and consulting, and typically make such sales only to our existing customers.

Operating Costs and Expenses

     Cost of access service revenues increased $210,000 or 58.5% to $569,000 for the nine months ended September 30, 2001 from $359,000 for the nine months ended September 30, 2000, due to the increased costs of providing Internet access in Tahlequah, Bartlesville, Enid, Nowata, Lawton and Oklahoma City relating to the acquisition of ISPs in those towns during 2001 and 2000.

     Cost of co-location and other revenues decreased $78,000 or 40.8% to $113,000 for the nine months ended September 30, 2001 from $191,000 for the nine months ended September 30, 2000. This decrease was primarily due to a decrease in cost of equipment due to reduced equipment sales.

     Selling, general and administrative expenses decreased $63,000 or 3.6% to $1,684,000 for the nine months ended September 30, 2001 from $1,747,000 for the nine months ended September 30, 2000. This decrease was due to a decrease in professional fees of $201,000 during the nine months ended September 30, 2001 compared to the same period in 2000. Professional fees include legal, accounting, investment banking and consulting fees. Approximately $285,000 of the $450,000 of professional fees for the nine months ended September 30, 2001 were attributable to noncash expenses relating to the fair value of common stock, options and warrants issued in payment of professional services. The decrease in professional fees was offset primarily by increases in employee costs and rent expense. Employee costs increased $99,000 for the nine months ended September 30, 2001 over the prior comparable period primarily due to an increase in deferred compensation of $75,000 and an increase in employee insurance benefits costs of $19,000. Certain of our employees are allowing us to defer a portion of their compensation until such time as our cash flow position has dramatically improved. Rent expense increased $44,000 for the nine months ended September 30, 2001 over the prior comparable period due to the completion of our new carrier-neutral co-location facility and corporate headquarters in January 2001. Selling, general and administrative expenses as a percentage of total revenues decreased to 100.2% during 2001 from 136.0% during 2000.

     Depreciation and amortization expense increased $160,000 or 28.8% to $716,000 for the nine months ended September 30, 2001 from $556,000 for the nine months ended September 30, 2000 primarily due to the acquisition of three ISPs during 2001 and four ISPs during 2000.

Interest Expense

     Interest expense decreased $218,000 or 30.7% to $493,000 for the nine months ended September 30, 2001 from $711,000 for the nine months ended September 30, 2000. This decrease was attributable to the elimination of $463,095 of the loan discount and the future amortization of this discount associated with our interim financing issued with warrants. The elimination the loan discount occurred in May 2001 as a result of the exchange of our common stock and warrants for our interim financing debt in the recorded principal amount of $1,283,893 and in the principal amount at maturity of $1,746,988.

Debt Conversion Expense

     In the second quarter of 2001, we exchanged 2,064,528 shares of common stock and 436,748 common stock purchase warrants for convertible notes payable with a face value of $1,746,988 and a carrying value of $1,283,893 plus accrued interest of $123,414. This exchange was accounted for as an induced debt conversion and we recorded a debt conversion expense of $370,308.

RECENTLY ISSUED ACCOUNTING STANDARDS

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The most signification provisions of SFAS 141 and 142 provide that goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, not be amortized and, effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization. We recorded amortization expense related to our goodwill of $415,620 and $563,564, respectively, for the nine months ended September 30, 2001 and the year ended December 31, 2000. We will continue to amortize goodwill and covenants not to compete recognized prior to July 1, 2001, under our current method until January 1, 2002, at which time we will reevaluate these assets and determine the appropriate accounting treatment. By December 31, 2002, we will be required to complete a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

     We used $5,000 and $693,000 of cash for operating activities for the nine months ended September 30, 2001 and 2000, respectively, as a result of net losses for the periods. As of September 30, 2001, we had $66,000 in cash, $1,772,000 in current liabilities and a working capital deficit of $1,517,000.

     Capital expenditures relating to business acquisitions net of cash acquired were $68,000 and $127,000 for the nine months ended September 30, 2001 and 2000, respectively. In addition, our property and equipment purchases were $231,000 for the nine months ended September 30, 2001.

     Net cash provided by financing activities was $356,000 and $1,060,000 for the nine months ended September 30, 2001 and 2000, respectively. During 2001, we received net proceeds of $350,000 from the issuance of interim notes payable and $163,000 from the sale of convertible promissory notes payable. The cash provided in 2000 was due primarily to the issuance of interim notes payable and the sale of equity securities.

     The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Our principal capital expenditure requirements include:

     *    purchase and installation of broadband Internet access equipment,

     * mergers with and acquisitions of, companies or assets similarly engaged in the Internet access business and

     * further development of operations support systems and other automated back office systems.

     Funding further development of our networks and services as well as our other strategic initiatives and operations of our business and the results thereof will depend on a variety of factors including without limitation the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives. Furthermore, we anticipate that actual costs and revenues will materially vary from the projected costs and that such variations are likely to affect our future capital requirements. Current cash balances as of September 30, 2001 will not be sufficient to fund our current business plan beyond the next three months. As a consequence, we are currently seeking additional convertible debt and/or equity financing as well as the establishment of a credit facility to fund our liquidity needs. There can be no assurance that we will be able to raise additional capital or on acceptable terms.

     In the event that we are unable to obtain such additional capital or to obtain it on acceptable terms, in sufficient amounts or on a timely basis, we will be required to delay the development of our network or take other actions. This could have a material adverse effect on our business, operating results and financial condition and our ability to achieve sufficient cash flow to service our debt requirements.

     Our ability to fund the capital expenditures and other costs contemplated by our business plan and to make scheduled payments with respect to bank borrowings will depend upon, among other things, our ability to seek and obtain additional financing within the next year. Capital will be needed in order to implement our business plan, deploy our network, expand our operations and obtain and retain a significant number of customers in our target markets. Each of these factors is, to a large extent, subject to economic, financial, competitive, political, regulatory and other factors, most of which are beyond our control.

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

FINANCING ACTIVITIES

     On January 5, 2001, we obtained an interim loan for $250,000 from an unrelated third party. The loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received from our private placement of convertible notes payable. On March 31, 2001, this loan was increased to $320,000 and the due date for the unpaid principal and interest was extended to July 31, 2001, which was subsequently extended to December 31, 2001. Through September 30, 2001, we had made aggregate payments of principal and interest of $35,834 and the outstanding principal and accrued interest was $336,044 at September 30, 2001.

     During February and April 2001, we received $100,000 and $62,500, respectively, of subscriptions to our private placement offering of convertible notes payable. These notes bear interest at an annual rate of 12.5%, as adjusted, and become due three years following issuance. These notes are convertible into our common stock at the rate of one share of common stock for each $.84, as adjusted, of principal and accrued unpaid interest at the option of the holders. On May 31, 2001, we exchanged 2,064,528 shares of our common stock and warrants (exercisable for the purchase of 436,748 shares of common stock at $2.00 per share) for convertible notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. The warrants expire on May 31, 2006. At September 30, 2001, the outstanding principal and interest of the convertible notes payable was $531,016.

     Pursuant to the provisions of the convertible notes payable, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.84 per share on September 15, 2001 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible notes payable and underlying warrants on September 15, 2001. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001.

     During February 2001, we converted accounts payable of $94,680 to a note with terms substantially equivalent to our convertible notes payable.

     Effective February 1, 2001, we exchanged a non-interest bearing acquisition note payable for an interest-bearing note at 10% per annum, accruing from January 1, 2001, in return for a six-month deferral of payments of principal and interest from April 2001 to September 2001. Payments of principal and interest will resume in October 2001, and the note matures in June 2002.

     During March 2001, we converted acquisition notes payable of $232,944 to notes with terms substantially equivalent to our convertible notes payable.

     On July 1, 2001, we issued 3,853 shares of common stock in payment of $3,853 accrued interest on a portion of our convertible debt.

                            PART II-OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 5, 2001, we obtained an interim loan for $250,000 from an unrelated third party. In connection with this loan, we issued warrants to purchase 125,000 shares of our common stock at $.01 per share. The loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received from our private placement of convertible notes payable. On March 31, 2001, this loan was increased to $320,000 and the due date for the unpaid principal and interest was extended to July 31, 2001, which was subsequently extended to December 31, 2001. Through September 30, 2001, we had made payments of principal and interest aggregating $35,834 and the outstanding principal and accrued interest was $336,044 at September 30, 2001. These warrants were exercised on January 22, 2001.

     Pursuant to two separate acquisitions of assets on February 28, 2001, we issued 30,000 shares of our common stock to Sonet Communications and 35,000 shares of our common stock to LawtonNet Communications.

     On May 31, 2001, we exchanged 2,064,528 shares of our common stock and warrants (exercisable for the purchase of 436,748 shares of common stock at $2.00 per share) for convertible notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. The warrants expire on May 31, 2006. At September 30, 2001, the outstanding principal and interest of the convertible notes payable was $531,016.

     Pursuant to the provisions of the short-term loan dated August 2000 of $100,000 from Timothy J. Kilkenny, Chairman of the Board and CEO, warrants to purchase 50,000 shares of common stock at $.01 per share were issued. These warrants were exercised on April 2, 2001.

     On April 23, 2001 we issued 1,500 shares of our common stock in exchange for professional services performed.

     Pursuant to the acquisition of certain assets on June 15, 2001, we issued 135,000 shares of our common stock to IPDatacom.

     On July 1, 2001 we issued 3,853 shares of our common stock to certain holders of a portion of our convertible debt in payment of $3,853 accrued interest.

     Pursuant to the provisions of the private placement of our convertible notes payable, as of September 30, 2001, warrants to purchase an aggregate 506,575 shares of common stock have been exercised at an aggregate exercise price of $5,066.

     With respect to each of the foregoing common stock and warrant sale transactions, we relied on Sections 4(2) and 3(b) of the Securities Act of 1933 and applicable registration exemptions of Rules 504 and 506 of Regulation D and applicable state securities laws. No sales commission or other fees were paid in connection with the issuance or sale of these shares of common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


     Exhibit
     Number                               Exhibit
     -------                              -------
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

     4.2  Form of Warrant Agreement for Interim Financing in the amount of
          $505,000 (filed as Exhibit 4.1 to the Company's Quarterly Report on
          Form 10-QSB for the Quarter ended March 31, 2000 and incorporated
          herein by reference).                                                      #

     4.3  Form of Warrant Certificate for Florida Investors for Interim
          Financing in the amount of $505,000 (filed as Exhibit 4.2 to the
          Company's Quarterly Report on Form 10-QSB for the Quarter ended March
          31, 2000 and incorporated herein by reference).                            #

     44   Form of Promissory Note for Florida Investors for Interim Financing in
          the amount of $505,000 (filed as Exhibit 4.3 to the Company's
          Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000
          and incorporated herein by reference).                                     #

     4.5  Form of Warrant Certificate for Georgia Investors for Interim
          Financing in the amount of $505,000 (filed as Exhibit 4.4 to the
          Company's Quarterly Report on Form 10-QSB for the Quarter ended March
          31, 2000 and incorporated herein by reference).                            #

     4.6  Form of Promissory Note for Georgia Investors for Interim Financing in
          the amount of $505,000 (filed as Exhibit 4.5 to the Company's
          Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000
          and incorporated herein by reference).                                     #

     4.7  Form of Warrant Certificate for Illinois Investors for Interim
          Financing in the amount of $505,000 (filed as Exhibit 4.6 to the
          Company's Quarterly Report on Form 10-QSB for the Quarter ended March
          31, 2000 and incorporated herein by reference).                            #

     4.8  Form of Promissory Note for Illinois Investors for Interim Financing
          in the amount of $505,000 (filed as Exhibit 4.7 to the Company's
          Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000
          and incorporated herein by reference).                                     #

     4.9  Form of Warrant Agreement for Interim Financing in the amount of
          $500,000 (filed as Exhibit 4.8 to the Company's Quarterly Report on
          Form 10-QSB for the Quarter ended March 31, 2000 and incorporated
          herein by reference).                                                      #

     4.10 Form of Warrant Certificate for Interim Financing in the amount of
          $500,000 (filed as Exhibit 4.9 to the Company's Quarterly Report on
          Form 10-QSB for the Quarter ended March 31, 2000 and incorporated
          herein by reference).                                                      #

     4.11 Form of Promissory Note for Interim Financing in the amount of
          $500,000 (filed as Exhibit 4.10 to the Company's Quarterly Report on
          Form 10-QSB for the Quarter ended March 31, 2000 and incorporated
          herein by reference).                                                      #

     Exhibit
     Number                               Exhibit
     -------                              -------
     4.12 Form of Convertible Promissory Note for September 29, 2000, private placement (filed as Exhibit 4.13 to the Company's Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by
          reference).                                                                #

     4.13 Form of Warrant Agreement for September 29, 2000, private placement
          (filed as Exhibit 4.13 to the Company's Form 10-KSB for the fiscal
          year ended December 31, 2000 and incorporated herein by reference).        #

     4.14 Form of Warrant Certificate for September 29, 2000, private placement
          (filed as Exhibit 4.13 to the Company's Form 10-KSB for the fiscal
          year ended December 31, 2000 and incorporated herein by reference).        #

     4.15 Form of 2001 Exchange Warrant Agreement (filed as Exhibit 4.16 to the
          Company's Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference)*

     4.16 Form of 2001 Exchange Warrant Certificate(filed as Exhibit 4.17 to the
          Company's Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference)*

(b)  Reports on Form 8-K

     Registrant filed no reports on Form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FULLNET COMMUNICATIONS, INC.,
                                      An Oklahoma corporation



Date:  November 14, 2001              /s/ Timothy J. Kilkenny
                                      -----------------------------------------
                                      Timothy J. Kilkenny
                                      Chairman of the Board of Directors;
                                      President and Chief Executive Officer

Date: November 14, 2001               /s/ Roger P. Baresel
                                      -----------------------------------------
                                      Roger P. Baresel
                                      Chief Financial and Accounting Officer