Form 10KSB40
period 2001-12-31
FULLNET COMMUNICATIONS INC
filed 2002-03-28
CIK 1092570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

                        COMMISSION FILE NUMBER: 000-27031

                          FULLNET COMMUNICATIONS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           OKLAHOMA                                    73-1473361
        -------------------                          --------------
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
Common Stock, $0.00001 Par Value                    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

The Registrant's revenues for its most recent fiscal year were $2,301,012

The aggregate market value of the registrant's common stock, $0.00001 par value, held by non-affiliates of the Registrant as of March 25, 2002 was $326,508 based on the closing price of $.06 per share on that date as reported by the NASD Electronic Bulletin Board. As of March 25, 2002, 6,649,820 shares of the registrant's common stock, $0.00001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          FULLNET COMMUNICATIONS, INC.
                                   FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2001


                                TABLE OF CONTENTS


                                                           PART I.

Item 1.  Description Of Business................................................................................4
Item 2.  Description of Property...............................................................................14
Item 3.  Legal Proceedings.....................................................................................14

Item 4.  Submission of Matters to a Vote of Security Holders...................................................14

                                                            PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters..............................................15
Item 6.  Management's Discussion and Analysis or Plan of Operation.............................................17
Item 7.  Financial Statements..................................................................................21
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................21

                                                       PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the
         Exchange Act..........................................................................................21
Item 10. Executive Compensation................................................................................22
Item 11. Security Ownership of Certain Beneficial Owners and Management........................................24
Item 12. Certain Relationships and Related Transactions........................................................25
Item 13. Exhibits and Reports on Form 8-K......................................................................26

Signatures.....................................................................................................31

                                                                .

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

     This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Report under the caption "Item
1. Description of Business- Additional Factors to Consider," our other Securities and Exchange Commission filings and our press releases.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

General

     We are an integrated communications provider offering integrated communications and Internet connectivity to individuals, businesses, organizations, educational institutions and government agencies. Through our subsidiaries, we provide high quality, reliable and scalable Internet access, web hosting, and equipment co-location. Our overall strategy is to become the dominant integrated communications provider for residents and small to medium-sized businesses in Oklahoma and contiguous states.

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

Company History

     We were founded in 1995 as CEN-COM of Oklahoma, Inc., an Oklahoma corporation, to bring dial-up Internet access and education to rural locations in Oklahoma that did not have dial-up Internet access. We changed our name to FullNet Communications, Inc. in December 1995, and shifted our focus from offering dial-up services to providing wholesale and private label network connectivity and related services to other Internet service providers. During 1995 and 1996, we furnished wholesale and private label network connectivity services to Internet service providers in Bartlesville, Cushing, Durant, Perry, Tahlequah, and Tulsa. During 1996, we sold our Internet service provider operations in Enid, Oklahoma and began Internet service provider operations in Ponca City, Oklahoma.

     In 1997 we continued our focus on being a backbone provider by upgrading and acquiring more equipment. We also started offering our own Internet service provider brand access and services to our wholesale customers. As of December 31, 2001, there was one Internet service provider in Oklahoma that used the FullNet brand name for whom we provide the backbone to the Internet. There was also one Internet service provider that used a private label brand name, for whom we are its access backbone and provide on an outsource basis technical support, systems management and operation. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to over 100 businesses in Oklahoma.

     In 1998 our gross revenues exceeded $1,000,000 and we made the Metro Oklahoma City Top 50 Fastest Growing Companies list. In 1998 we commenced the process of organizing a competitive local exchange carrier or CLEC through FullTel, and acquired Animus Communications, Inc. ("Animus"), a wholesale Web-service company, thereby enabling us to become a total solutions provider to individuals and companies seeking a "one-stop shop" in Oklahoma. Animus was renamed FullWeb in January 2000.

     With the incorporation of FullTel and the acquisition of FullWeb, our current business strategy is to become the dominant integrated communications provider in Oklahoma and surrounding states, focusing on rural areas. We expect to grow through the acquisition of additional customers for our carrier-neutral co-location space, the acquisition of Internet service providers and network solutions providers, as well as through a FullNet brand marketing campaign. During the year ended December 31, 2000, we completed four separate acquisitions of Internet service provider companies with customers in the Oklahoma cities of Tahlequah, Bartlesville, Enid and Nowata. During the year ended December 31, 2001, we completed four separate acquisitions of Internet service provider companies with customers in the Oklahoma cities of Lawton, Oklahoma City, Adair, Jay, Pryor, Wyandotte, Leach, Colcord and Moseley.

     During the month of February 2000, our common stock began trading on the NASD Electronic Bulletin Board under the symbol FULO. While our common stock trades on the NASD Electronic Bulletin Board, it is very thinly traded, and there can be no assurance that shareholders will be able to sell their shares should they desire. Any market for the common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the market price may be volatile.

     On June 20, 2000, we began providing co-location services to KMC Telecom V, Inc. ("KMC"), a facilities-based competitive local exchange carrier pursuant to an agreement that ends on January 31, 2004. Under the terms of this agreement, we receive $44,500 per month to provide co-location and support services for KMC's telecommunications equipment at our network operations center in Oklahoma City, Oklahoma. We completed our network operations center during the first quarter of 2001. KMC moved into our network operations center and began making payments during the third quarter of 2000. We plan to market additional carrier neutral co-location solutions in our network operations center to other competitive local exchange carriers, Internet service providers and web-hosting companies.

     Our co-location facility is carrier neutral, allowing customers to choose among competitive offerings rather than being restricted to one carrier. Our network operations center is Telco-grade and provides customers a high level of operative reliability and security. We offer flexible space arrangements for customers, 24-hour onsite support with both battery and generator backup.

Mergers and Acquisitions

     Our acquisition strategy is designed to leverage our existing network backbone and internal operations to enable us to enter new markets in Oklahoma, Arkansas and Kansas, as well as to expand our presence in existing markets, and to benefit from economies of scale. We acquired four Internet service provider businesses in Oklahoma during the year ended December 31, 2001.

     On February 28, 2001, we purchased substantially all of the assets of LawtonNet Communications (LAWTONNET), a sole proprietorship, including approximately 700 individual and business Internet access customer accounts. Pursuant to the purchase of these assets, we issued LAWTONNET 35,000 shares of our common stock. In addition, we will pay LAWTONNET an amount based upon the future collected revenues received from all active LAWTONNET customers transferred at the time of closing until such time as the customers become inactive. During the 30 days following the closing, advance payments totaling $30,000 were made on the future collected revenues received and were recorded as intangible assets acquired. As of December 31, 2001, $27,000 of the advance payments were earned.

     On February 28, 2001, we purchased substantially all of the assets of Computer Concepts & Research, Inc., doing business as SONET Communications (SONET), including approximately 900 individual and business Internet access customer accounts. Pursuant to the purchase of these assets, we agreed to issue 30,000 shares of our common stock to SONET. In addition, we agreed to pay SONET an amount based upon the future collected revenues received from all active SONET customers transferred at the time of closing until such time as the customers become inactive. As of December 31, 2001, $53,400 was paid from collected revenues and recorded as intangible assets acquired.

     On June 15, 2001, we purchased substantially all of the assets of IPDatacom, a division of Higganbotham.com, LLC (IPDatacom), including approximately 400 individual and business Internet access customer accounts. Pursuant to the purchase of these assets, we issued IPDatacom 135,000 shares of our common stock and notes payable in the aggregate principal amount of $58,500 and paid IPDatacom $1,500.

     On November 19, 2001, we purchased from Northeast Rural Services, a subsidiary of Northeast Oklahoma Electric Cooperative, Inc. (RECTEC) its Internet access customers, including approximately 1,400 individual and business Internet access accounts, and the associated equipment in the Oklahoma cities of Adair, Jay, Pryor, Wyandotte, Leach, Colcord and Moseley. We paid RECTEC an aggregate amount of $92,394, comprised of $37,394 in cash and two notes payable in the aggregate principal amount of $55,000.

     We acquired four Internet service provider businesses in Oklahoma during the year ended December 31, 2000.

     On January 25, 2000, we purchased substantially all of the assets of FullNet of Tahlequah, Inc. (FOT), including approximately 400 individual and business Internet access accounts. We paid FOT an aggregate amount of $97,735, comprised of $35,890 in cash and a note payable for $61,845.

     On February 4, 2000, we purchased substantially all of the assets of FullNet of Bartlesville (FOB), a sole proprietorship, including approximately 400 individual and business Internet access accounts. We paid FOB an aggregate amount of $178,400, payable in 42,744 shares of our common stock (valued for purposes of the acquisition at $3.00 per share) and a note payable for $50,168. The note was paid in full in November 2000.

     On February 29, 2000, we completed the merger-acquisition of Harvest Communications, Inc. (Harvest). Harvest had approximately 2,500 individual and business dial-up Internet access accounts, 15 wireless Internet access accounts and 35 Web hosting accounts. We paid the shareholders of Harvest an aggregate amount of $1,912,500 payable in 537,500 shares of our common stock (valued for purposes of the merger at $3.00 per share), a note payable for $175,000 and $125,000 in cash.

     On June 2, 2000, we purchased substantially all of the assets of FullNet of Nowata (FON), a sole proprietorship, including approximately 300 individual and business Internet access accounts. We agreed to pay FON an aggregate purchase price of $137,000, payable in 38,198 shares of our common stock (valued for purposes of the acquisition at $2.33 per share) and a note payable for $47,950.

     These acquisitions were accounted for as purchases. The aggregate purchase price has been allocated to the underlying net assets purchased or net liabilities assumed based on their estimated fair values at the respective acquisition date. Intangible assets acquired totaled approximately $2,683,000, which are being amortized over the estimated periods benefited of two to five years. Prior to the acquisitions, each of FOT, FOB, FON and Harvest was a customer of our Internet service provider access services.

     During December 2001, due to a decline in customer base we assessed recoverability of intangible assets relating to the Harvest merger. The effect of this assessment for the year ended December 31, 2001 was to record impairment expense of $741,295.

Our Business Strategy

     As an integrated communications provider, we intend to increase shareholder value by continuing to build scale through both acquisitions and internal growth and then leveraging increased revenues over our fixed costs base. Our strategy is to meet the customer service requirements of retail, business, educational and government Internet users in our target markets, while benefiting from the scale advantages obtained through being a fully integrated backbone and broadband provider. The key elements of our overall strategy with respect to our principal business operations are as follows:

Target Strategic Acquisitions

     The goal of our acquisition strategy is to accelerate market penetration by acquiring Internet service providers in Oklahoma communities with populations of 5,000 or more and to acquire strategic Internet service providers in Oklahoma City and Tulsa. Additionally, we will continue to build upon our core competencies and expand our technical, customer service staff and sales force in Oklahoma communities. We evaluate acquisition candidates based on their compatibility with our overall business plan of penetrating rural and outlying markets as well as Oklahoma City and Tulsa. When a candidate is acquired, we will integrate our existing Internet, network connectivity and value-added services with the services offered by the acquired company and use either the local sales force or install our own dealer sales force to continue to increase market share. The types of acquisitions targeted by us include Internet service providers located in markets into which we want to expand or to which we may already provide "private-label" Internet connectivity. Other types of targeted acquisitions include local business only Internet service providers in markets where we have established points of presence and would benefit from the acquired company's local sale and network solutions sales and technical staff and installed customer base through the potential increase in our network utilization. When assessing an acquisition candidate, we focus on the following criteria:

     o   Potential revenue and subscriber growth;
     o   Low subscriber turnover or churn rates;
     o Density in the market as defined by a high ratio of subscribers to points of presence ("POPs");
     o   Favorable competitive environment;
     o Low density network platforms that can be integrated readily into our backbone network; and
     o   Favorable consolidation savings.

Generate Internal Sales Growth

     We intend to expand our customer base by significantly increasing our direct and indirect regional sales forces as well as our marketing efforts. At December 31, 2001, our direct sales force consisted of one individual in our Oklahoma City office coordinating all our business-to-business solutions sales. We currently have one individual responsible statewide to manage the consumer Internet service provider market, with dealers and independent sales representatives responsible for their individual markets. Our sales force is supported in their efforts by technical engineers and, in some instances, our senior management. We intend to increase the size of our direct sales force to establish an effective selling presence in all major communities in Oklahoma. In addition, we are exploring other strategies to grow our direct sales force, including developing an inside sales center and other marketing partners such as electric cooperatives. We currently have one of the 20 local Oklahoma electric cooperatives as a marketing partner.

Develop the Dominant Regional Brand

     We seek to support internal growth by converting each local acquired Internet service provider to its regional FullNet brand supported by community based marketing programs. This strategy includes two components:

     o Regional branding. Change strong local brands to a regional FullNet brand. We intend to change these brands on a market-by-market basis as we implement enhancements to improve customer satisfaction.

     o Community based marketing. We intend to continue to build goodwill through community involvement, such as providing free services to libraries and educational institutions, sponsoring local sports teams and other community organizations and furthering relationships with local retailers to promote our products and services in their stores.

Develop Strategic Relationships

     We intend to develop strategic relationships with advertisers and content providers, capitalizing on opportunities to sell value-added products and services to our local subscribers.

Grow Subscriber Base

     We intend to grow our subscriber base through a combination of internal and acquisition driven growth. We anticipate that this growth will increase the density of our subscriber base within a service area utilizing our available network operations, customer support, back office functions and management overhead without further cost increase or with minimal cost increase. We expect our local markets to generate internal subscriber growth primarily by enhancing subscribers' online experience, providing a sense of a national presence while maintaining local community content and developing a consumer recognized regional FullNet brand.

Increase Rural Area Market Share

     We believe that the rural areas of Oklahoma and surrounding states are underserved by Internet service providers, and that significant profitable growth can be achieved in serving these markets by providing reliable Internet connectivity at a reasonable cost to the residents and businesses located in these areas. We believe we can obtain a significant Internet service provider and business-to-business market share in Oklahoma. To that end, we, through our wholly owned subsidiary, FullTel, became a licensed competitive local exchange carrier in Oklahoma and intend to pursue such licensing in neighboring states. As a competitive local exchange carrier, FullTel will be able to provide local telephone numbers for Internet access once it has acquired a telephone switch.

Cross-Sell Value Added Services

     We intend to capitalize on our existing customer base and future customers by aggressively cross selling our value-added services through a referral system that has every local retail Internet service provider sales representative referring business-to-business customers. We are committed to offering our customers reliable value-added network services necessary to address their Internet, communications and network management requirements. Based on our existing network infrastructure and expertise, we are able to offer these services continuously, reliably and on a cost-effective basis.

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

Internet Access Services

     Our core business is the sale of Internet access services to individual and small business subscribers located in Oklahoma. Through FullNet, we provide our customers with a variety of dial-up and dedicated connectivity, as well as direct access to a wide range of Internet applications and resources, including electronic mail and Internet telephony. FullNet's full range of services include:

     o Private label retail and business direct dial-up connectivity to the Internet,
     o   Secure private networks through our backbone network , and
     o   Internet telephony services

     Our branded and private label Internet access services are provided through a statewide network with points-of -presence in 18 communities throughout Oklahoma. Points-of-presence are local telephone numbers through which subscribers can access the Internet. Our business services consist of high-speed Internet access services and other services that enable wholesale customers to outsource their Internet and electronic commerce activities. We had approximately 5,500 subscribers at December 31, 2001. Additionally, FullNet sells Internet access to other Internet service providers, who then resell Internet access to their own customers under their private label or under the "FullNet" brand name.

     We intend to expand our subscriber base through a marketing campaign and through acquisitions. We are focusing our acquisition efforts on companies with forward-looking sales and marketing, high-quality customer service and a solid local market dominance. See "Item 1. Description of Business - Mergers and Acquisitions." Additionally, we are expanding our sales and marketing staff in an effort to increase our subscriber base in the markets in which we currently operate.

     Currently, we offer the following two types of Internet connections:

     o   Dial-Up Connections

     The simplest connection to the Internet is the dial-up account. This method of service connects the user to the Internet through the use of a modem and standard telephone line. Currently, FullNet users can connect via dial-up at speeds up to 56 Kbps. We support these users through the use of sophisticated modem banks at the point-of-presence that send data through a router and out to the Internet. We support the higher speed 56K and Integrated Services Digital Network connections with state-of-the-art digital modems. With a dial-up connection, a user can gain access to the Internet for e-mail, the World Wide Web, file transfer protocol, news groups, and a variety of other useful applications.

     o   Leased Line Connections

     Many businesses and some individuals have a need for more bandwidth to the Internet to support a network of users or a busy Web site. We have the capacity to sell a leased line connection to users. This method of connection gives the user a full-time high-speed (up to 1.5 mbps) connection to the Internet through our point-of-presence. The leased line solution comes at greater expense to the user, who must lease a dedicated line from its location to our point-of-presence. These lines are leased through the telephone companies at a high installation and monthly fee.

     Additionally, we have entered into a reseller relationship with IP Communications, which enables us to offer broadband digital subscriber line or DSL Internet access services, with speeds of 60 to 100 times faster than analog modems. See "Item 1. Description of Business - Internet Access Services." Digital subscriber line is a relatively new technology being deployed by telephone companies and competitive local exchange carriers that permits high-speed digital transmission over the existing copper wiring of regular telephone lines.

     We believe that our Internet access services provide customers with the following benefits:

     Fast and Reliable Internet Access-We have implemented a network architecture providing exceptional quality and consistency in Internet services, making us the recognized backbone leader in the Oklahoma Internet service provider industry. We offer unlimited, unrestricted and reliable Internet access at a low monthly price. A user-to-modem ratio of 8:1 assures access with minimal busy signals. Dial-up access is available for the following modem speeds: 14.4K, 28.8K, 33.6K, K56Flex, 56K V.90, ISDN 64K and ISDN 128K. Our dial-up access supports all major platforms and operating systems, including MS Windows, UNIX(R), Mac OS, OS/2 and LINUX. This allows simplified access to all Internet applications, including the World Wide Web, email, news and file transfer protocol.

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

CLEC Operations

     Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. CLECs are new phone companies born out of the Telecommunications Act, which requires the incumbent local exchange carriers or ILECs, such as the regional Bell companies, to provide CLECs access to their local facilities, and to compensate CLECs for traffic originated by ILECs and terminated on the CLEC's network. By adding our own telephone switch and infrastructure to the existing telephone network, we will be able to offer local services in most of Oklahoma, including local dial-up and digital subscriber line for the Internet access services provided by us. As a CLEC, we may subscribe to and resell all forms of local telephone service in Oklahoma. We intend to build our own network infrastructure, which we believe will eliminate our current reliance upon the infrastructures of the ILECs. We believe that our CLEC status, combined with the efficiencies inherent in operating our own network, should result in lower overhead costs and a more predictable infrastructure, both of which should be to the benefit of our customers.

     While Internet access is the core focus of growth for us, we plan to also provide traditional telephone service throughout Oklahoma and surrounding states. We intend to seek approval to operate as a CLEC in additional states as we expand our market areas into these states.

     A core piece of our marketing strategy is the "cross pollination" between our Internet activities and FullTel's local dial-up service. By organizing and funding FullTel, we expect to gain local dial-up Internet access to approximately 80% of Oklahoma when our telephone switch is installed in our data center. In return, FullTel will gain immediate access to our entire Internet service provider customer base.

     Once we are able to install the FullTel data center telephone switching equipment, FullTel will extend local access telephone numbers to every city in which we will market, sell and operate our retail FullNet Internet service provider brand and our business-to-business network design, connectivity, domain and Web hosting businesses. It is anticipated that initially, FullTel will provide us with local telephone access in 35-40 targeted cities where we will either already have Internet service customers or have commenced sales and marketing. However, our ability to fully take advantage of these opportunities will be dependent upon the availability of additional capital.

Sales and Marketing

     Although we expect that the bulk of our new subscribers will come through acquisition of Internet service providers, our expanded local sales system is also an integral part of our growth plan. We believe local sales and marketing will develop further recognition of our name brand that will lead to increased subscriber revenues.

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

Competition

     The market for Internet connectivity and related services is extremely competitive. We anticipate that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of the Internet access market has attracted many new start-ups as well as existing businesses from a variety of industries. We believe that a reliable network, knowledgeable salespeople and the quality of technical support currently are the primary competitive factors in our targeted market and that price is usually secondary to these factors.

     Our current and prospective competitors include, in addition to other national, regional and local Internet service providers, long distance and local exchange telecommunications companies, cable television, direct broadcast satellite, wireless communications providers and online service providers. While we believe that our network, products and customer service distinguish us from these competitors, most of these competitors have significantly greater market presence, brand recognition, financial, technical and personnel resources than us.

Internet Service Providers

     Our current primary competitors include other Internet service providers with a significant national presence that focus on business customers, such as UUNet Technologies, Inc., GTE Internetworking (formerly BBN), Concentric Network and DIGEX. These competitors have greater market share, brand recognition, financial, technical and personnel resources than us. We also compete with regional and local Internet service providers in our targeted markets.

Telecommunications Carriers

     The major long distance companies, also known as interexchange carriers, including AT&T, MCI WorldCom, Cable & Wireless/IMCI and Sprint, offer Internet access services and compete with us. Reforms in the federal regulation of the telecommunications industry have created greater opportunities for ILECs, including the Regional Bell Operating Companies or RBOCs, and other competitive local exchange carriers, to enter the Internet connectivity market. In order to address the Internet connectivity requirements of the business customers of long distance and local carriers, we believe that there is a move toward horizontal integration by ILECs and CLECs through acquisitions or joint ventures with, and the wholesale purchase of, connectivity from Internet service providers. The MCI/WorldCom merger (and the prior WorldCom/MFS/UUNet consolidation), GTE's acquisition of BBN, the acquisition by ICG Communications, Inc. of Netcom, Global Crossing's acquisition of Frontier Corp. (and Frontier's prior acquisition of Global Center) and AT&T's recent purchase of IBM's global communications network are indicative of this trend. Accordingly, we expect that we will experience increased competition from the traditional telecommunications carriers. These telecommunication carriers, in addition to their greater network coverage, market presence, financial, technical and personnel resources also have large existing commercial customer bases.

Cable Companies, Direct Broadcast Satellite and Wireless Communications
Companies

     Many of the major cable companies have announced that they are exploring the possibility of offering Internet connectivity, relying on the viability of cable modems and economical upgrades to their networks. Media One and Time Warner Cablevision, Inc., and Tele-Communications, Inc. ("TCI") have announced trials to provide Internet cable service to their residential customers in select areas. Cable companies, however, are faced with large-scale upgrades of their existing plant equipment and infrastructure in order to support connections to the Internet backbone via high-speed cable access devices. Additionally, their current subscriber base and market focus is residential, which requires that they partner with business focused providers or undergo massive sales and marketing and network development efforts in order to target the business sector. Several announcements also recently have been made by other alternative service companies approaching the Internet connectivity market with various new fiber broadband delivery to businesses in major cities, wireless, DSL and satellite based service technologies.

     The companies that own these broadband networks could prevent us from delivering Internet access through the wire and cable connections that they own. Cable television companies are not currently required to allow Internet service providers to access their broadband facilities and the availability and terms of Internet service provider access to broadband local telephone company networks are under regulatory review. Our ability to compete with telephone and cable television companies that are able to support broadband transmissions, and to provide better Internet services and products, may depend on future regulation to guarantee open access to the broadband networks. However, in January 1999, the Federal Communications Commission declined to take any action to mandate or otherwise regulate access by Internet service providers to broadband cable facilities at this time. It is unclear whether and to what extent local and state regulatory agencies will take any initiatives to implement this type of regulation, and whether they will be successful in establishing their authority to do so. Similarly, the Federal Communications Commission is considering proposals that could limit the right of Internet service providers to connect with their customers over broadband local telephone lines. In addition to competing directly in the Internet service provider market, both cable and television facilities operators are also aligning themselves with certain Internet service providers who would receive preferential or exclusive use of broadband local connections to end users. If high-speed, broadband facilities increasingly become the preferred mode by which customers access the Internet and we are unable to gain access to these facilities on reasonable terms, our business, financial condition and results of operations could be materially adversely affected.

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

     However, America Online's merger with Time-Warner, its acquisition of Netscape Communications Corporation and related strategic alliance with Sun Microsystems enable it to offer a broader array of Internet -based services and products that could significantly enhance its ability to appeal to the business marketplace and, as a result, compete more directly with Internet service providers like us. CompuServe has also announced that it will target Internet connectivity for the small to medium sized business market.

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

     Moreover, there can be no assurance that more of our competitors will not shift their focus to attracting business customers, resulting in even more competition for us. There can be no assurance that we will be able to offset the effects of any such competition or resulting price reductions. Increased competition could result in erosion of our market share and could have a material adverse effect on our business, financial condition and results of operations.

Government Regulations

     The following summary of regulatory developments and legislation is not complete. It does not describe all present and proposed federal, state, and local regulation and legislation affecting the Internet service provider and telecommunications industries. Existing federal and state regulations are currently subject to judicial proceedings, legislative hearings, and administrative proposals that could change, in varying degrees, the manner in which our businesses operate. We cannot predict the outcome of these proceedings or their impact upon the Internet service provider and telecommunications industries or upon our business.

     Both the provision of Internet access service and the provision of underlying telecommunications services are affected by federal, state, local and foreign regulation. The Federal Communications Commission or FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications carriers to the extent that they involve the provision, origination or termination of jurisdictionally interstate or international communications. The state regulatory commissions retain jurisdiction over the same facilities and services to the extent they involve origination or termination of jurisdictionally intrastate communications. In addition, as a result of the passage of the Telecommunications Act, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies of the Telecommunications Act. In particular, state regulatory commissions have substantial oversight over the provision of interconnection and non-discriminatory network access by ILECs. Municipal authorities generally have some jurisdiction over access to rights of way, franchises, zoning and other matters of local concern.

     Our Internet operations are not currently subject to direct regulation by the FCC or any other U.S. governmental agency, other than regulations applicable to businesses generally. However, the FCC continues to review its regulatory position on the usage of the basic network and communications facilities by Internet service providers. Although in an April 1998 Report, the FCC determined that Internet service providers should not be treated as telecommunications carriers and therefore should not be regulated, it is expected that future Internet service provider regulatory status will continue to be uncertain. Indeed, in that report, the FCC concluded that certain services offered over the Internet, such as phone-to-phone Internet telephony, may be functionally indistinguishable from traditional telecommunications service offerings, and their non-regulated status may have to be re-examined.

     Changes in the regulatory structure and environment affecting the Internet access market, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood of competition from Regional Bell Operating Companies or other telecommunications companies, could have an adverse effect on our business. Although the FCC has decided not to allow local telephone companies to impose per-minute access charges on Internet service providers, and that decision has been upheld by the reviewing court, further regulatory and legislative consideration of this issue is likely. In addition, some telephone companies are seeking relief through state regulatory agencies. The imposition of access charges would affect our costs of serving dial-up customers and could have a material adverse effect on our business, financial condition and results of operations.

     In addition to our Internet service provider operations, we have recently focused attention on acquiring telecommunications assets and facilities, which is a regulated activity. Fulltel, our wholly owned subsidiary, has received competitive local exchange carrier or CLEC certification in Oklahoma, and an important part of our growth strategy is obtaining CLEC certification in certain other states. The Telecommunications Act requires CLEC's not to prohibit or unduly restrict resale of their services; to provide dialing parity, number portability, and nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listings; to afford access to poles, ducts, conduits, and rights-of-way; and to establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic. In addition to federal regulation of CLEC's, the states also impose regulatory obligations upon CLEC's. While these obligations vary from state to state, most states require CLEC's to file a tariff for their services and charges; require CLEC's to charge just and reasonable rates for their services, and not to discriminate among similarly-situated customers; to file periodic reports and pay certain fees; and to comply with certain services standards and consumer protection laws. As a provider of domestic basic telecommunications services, particularly competitive local exchange services, we could become subject to further regulation by the FCC and/or another regulatory agency, including state and local entities.

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

     An important issue for CLEC's is the right to receive reciprocal compensation for the transport and termination of Internet traffic. We believe that, under the Telecommunications Act, CLEC's are entitled to receive reciprocal compensation from ILEC's. However, some ILEC's have disputed payment of reciprocal compensation for Internet traffic, arguing that Internet service provider traffic is not local traffic. Most states have required ILEC's to pay CLEC's reciprocal compensation. However, in October 1998, the FCC determined that dedicated digital subscriber line service is an interstate service and properly tariffed at the interstate level. In February 1999, the FCC concluded that at least a substantial portion of dial-up Internet service provider traffic is jurisdictionally interstate. The FCC also concluded that its jurisdictional decision does not alter the exemption from access charges currently enjoyed by Internet service providers. The FCC established a proceeding to consider an appropriate compensation mechanism for interstate Internet traffic. Pending the adoption of that mechanism, the FCC saw no reason to interfere with existing interconnection agreements and reciprocal compensation arrangements. The FCC order has been appealed. In addition, there is a risk that state public utility commissions that have previously considered this issue and ordered the payment of reciprocal compensation by the ILEC's to the CLEC's may be asked by the ILEC's to revisit their determinations, or may revisit their determinations on their own motion. To date, at least one ILEC has filed suit seeking a refund from a carrier of reciprocal compensation that the ILEC had paid to that carrier. There can be no assurance that any future court, state regulatory or FCC decision on this matter will favor our position. An unfavorable result may have an adverse impact on our potential future revenues as a CLEC.

     As we become a competitor in local exchange markets, we will become subject to state requirements regarding provision of intrastate services. This may include the filing of tariffs containing rates and conditions. As a new entrant, without market power, we expect to face a relatively flexible regulatory environment. Nevertheless, it is possible that some states could require us to obtain the approval of the public utilities commission for the issuance of debt or equity or other transactions which would result in a lien on our property used to provide intrastate services.

Additional Factors to Consider

     This Report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Although we believe that our plans, intentions and expectations reflected in such forward looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward looking statements are set forth below and elsewhere in this Annual Report. All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below.

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

     Potential Government Regulations. We are subject to state commission, Federal Communications Commission and court decisions as they relate to the interpretation and implementation of the Telecommunications Act, the interpretation of Competitive Local Exchange Carrier interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to agreements to which we are a party. The results of any of these proceedings could have a material adverse effect on our business, prospects, financial condition and results of operations.

     Dependence on Key Personnel. Our success depends in large part upon the continued successful performance of our current executive officers and key employees, Messrs. Timothy J. Kilkenny, Roger P. Baresel, Jason Ayers, Jonathan Jones and B. Don Turner, for our continued research, development, marketing and operation. Although we have employed, and will employ in the future, additional qualified employees as well as retaining consultants having significant experience, if Messrs. Kilkenny, Baresel, Ayers, Jones or Turner fail to perform any of their duties for any reason whatsoever, our ability to market, operate and support our products/services will be adversely affected. While we are located in areas where the available pool of people is substantial, there is also significant competition for qualified personnel.

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

     No Payment of Dividends on Common Stock. We have not paid any dividends on our common stock. For the foreseeable future, we anticipate that all earnings, if any, which may be generated from our operations will be used to finance our growth and that cash dividends will not be paid to holders of the common stock.

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

Customers

     In 2001 and 2000, we had one customer that represented 25.7% and 11.3%, respectively, of our gross revenues. On June 20, 2000, we entered into an agreement to provide co-location services to KMC Telecom V, Inc. ("KMC"), a facilities-based competitive local exchange carrier. The agreement extends until January 31, 2004. Under the terms of the agreement, we receive $44,500 per month to provide co-location and support services for KMC's telecommunications equipment at our network operations center in Oklahoma City, Oklahoma. KMC moved into our network operations center and began making payments pursuant to the agreement during the third quarter of 2000.

Employees

     As of December 31, 2001, we had 18 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.

ITEM 2.  DESCRIPTION OF PROPERTY

     We maintain our executive office in approximately 13,000 square feet at 201 Robert S. Kerr Avenue, suite 210 in Oklahoma City, at an effective annual rental rate of $10.20 per square foot. These premises are occupied pursuant to a ten-year lease that expires December 31, 2009.

     We also lease space in a number of private facilities in which our equipment is housed. The monthly lease payments for such private facilities are approximately $2,200.


ITEM 3.  LEGAL PROCEEDINGS

     We are not currently engaged in any material legal proceedings. We are, however, subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the Telecommunications Act, the interpretation of CLEC interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to agreements to which we are a party. The results of any of these proceedings could have a material adverse effect on our business, prospects, financial condition and results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded in the over-the-counter market and is quoted on the NASD Electronic Bulletin Board under the symbol FULO. Prior to February 9, 2000, there was no public trading market for our common stock. The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions. The following table sets forth the high and low closing sale prices of our common stock during the calendar quarters presented as reported by the NASD Electronic Bulletin Board.


                                                           Common Stock
                                                        Closing Sale Prices
                                                     -------------------------
                                                        High           Low
                                                     -----------    ----------
     2001 -Calendar Quarter Ended:
     March 31                                           $ 1.03        $  .69
     June 30                                              1.01           .60
     September 30                                          .70           .43
     December 31                                           .45           .11
     2000 -Calendar Quarter Ended:
     March 31                                           $ 4.75        $ 2.56
     June 30                                              2.75          1.87
     September 30                                         2.75          1.03
     December 31                                          1.38           .84

Number of stockholders

     The number of beneficial holders of record of our common stock as of the close of business on March 25, 2002 was approximately 110.

Dividend Policy

     To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.

Recent Sales of Unregistered Securities

     During February 1999, we issued convertible notes payable totaling $50,000 to two accredited investors without payment of commissions or other sales remuneration. During April 1999, these notes were converted into 71,428 shares of common stock pursuant to the terms of the note agreement.

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

     In February 2000, we completed an offering of our common stock pursuant to Rule 506 of Regulation D of the Securities Act. We sold 45,200 shares of common stock to 18 investors for aggregate proceeds of $135,600 without payment of commissions or other sales remuneration. Net proceeds were approximately $123,000, after payment of offering expenses.

     In February, March, June and September 2000, we obtained interim loans totaling $505,000 through the issuance of promissory notes bearing interest at 14% per annum to 14 accredited investors. This offering was pursuant to Rule 506 of Regulation D of the Securities Act. Net proceeds were approximately $478,500, after payment of placement fees and commissions totaling $26,500 and other offering expenses. The terms of the financing additionally provided for the issuance of five-year warrants exercisable for the purchase of 250,000 shares of our common stock at $0.01 per share and provided for certain registration rights. The promissory notes required monthly interest payments, matured in six months and were extendible for two 90-day periods upon issuance of additional warrants exercisable for the purchase of 250,000 shares at $0.01 per share for each extension. In August 2000, we extended the terms of ten of the interim loans for an additional 90 days and in connection therewith, issued warrants exercisable for the purchase of 137,500 shares of common stock. As of December 31, 2001, we had issued 287,500 shares of common stock pursuant to exercise of these warrant for proceeds of $2,875.

     In March 2000, we obtained interim loans totaling $500,000 through the issuance of promissory notes bearing interest at 14% per annum to two accredited investors. This offering was pursuant to Rule 506 of Regulation D of the Securities Act. Net proceeds were approximately $460,000, after payment of placement fees and commissions totaling $40,000 and other offering expenses. The terms of the financing additionally provided for the issuance of five-year warrants to purchase 100,000 shares of our common stock at $0.01 per share, and provided for certain registration rights. The promissory notes required quarterly interest payments, matured in six months and initially were extendible for two 90-day periods upon issuance of additional warrants exercisable for the purchase of 10,000 shares of common stock at $0.01 per share for each extension. In October 2000, the terms of the two interim loans were amended to provide that, in the event of a second 90-day extension, we would issue warrants exercisable for the purchase of 160,000 shares of common stock. On March 8, 2000, the interim loan investors exercised their warrants and we issued 100,000 shares of our common stock for net proceeds of $1,000. In August 2000, we extended the terms of the two interim loans for an additional 90 days, and, in connection therewith, issued warrants exercisable for the purchase of 10,000 shares, and as of December 31, 2001, we had issued 5,000 shares of common stock pursuant to exercise for net proceeds of $50.

     In August 2000, we obtained a short-term loan of $100,000 from Timothy J. Kilkenny, Chairman of the Board and Chief Executive Officer bearing interest at 9% per annum. In connection with this loan, we issued to Mr. Kilkenny five-year warrants exercisable for the purchase of 50,000 shares of our common stock at $0.01 per share, and provided for certain registration rights. This offering was pursuant to Rule 506 of Regulation D of the Securities Act. This loan requires monthly interest payments, matures on the earlier of (i) the date that is within five days of receipt of funds by us of any offering raising gross proceeds to us of at least $1,000,000 or (ii) May 2, 2001. These warrants were exercised on April 2, 2001.

     On September 29, 2000, we began offering through a private placement a minimum of $700,000 and a maximum of $2.0 million in the form of three-year term convertible promissory notes bearing interest at 11% per annum (the "Notes"), which can be increased to $2.5 million at the election of the placement agent. The initial closing of $700,000 occurred on November 9, 2000. The second closing of $62,500 occurred on December 1, 2000. Net proceeds were approximately $667,500, after payment of placement fees and commissions totaling $95,000 and other offering expenses. Each of the Notes is convertible into our common stock at the election of the holder thereof, at a conversion rate of $1.00 per share of our common stock, subject to adjustment under certain circumstances. The Notes are accompanied by warrants exercisable for the purchase of the number of shares of our common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00 and provide for certain registration rights. These warrants may be exercised at any time after the date of grant for five years at a price of $0.01 per share. Additionally, $1,005,000 of interim loans, as discussed above, was converted to the Notes on November 9, 2000. As of December 31, 2000, 267,500 shares of our common stock have been issued pursuant to warrant exercise for net proceeds of $2,675. Because we failed to timely file a registration statement covering the common stock underlying the Notes and the warrants the interest rate of the Notes increased to 12.5% per annum and at December 31, 2001, the conversion price was reduced to $.78 per share in accordance with the terms of the Notes. This offering was pursuant to Rule 506 of Regulation D of the Securities Act.

     On January 5, 2001, we obtained an interim loan for $250,000 from an unrelated third party. In connection with this loan, we issued warrants exercisable for the purchase of 125,000 shares of our common stock at $.01 per share. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received from our private placement of convertible notes payable. On March 31, 2001, this loan was increased to $320,000 and the due date for the unpaid principal and interest was extended to July 31, 2001, which was subsequently extended to December 31, 2001. Through December 31, 2001, we had made payments of principal and interest aggregating $35,834 and the outstanding principal and accrued interest was $344,110 at December 31, 2001. These warrants were exercised on January 22, 2001. This offering was pursuant to Rule 506 of Regulation D of the Securities Act.

     Pursuant to two separate acquisitions of assets on February 28, 2001, we agreed to issue 30,000 shares of our common stock to Sonet Communications and issued 35,000 shares of our common stock to LawtonNet Communications. These offerings were pursuant to Rule 506 of Regulation D of the Securities Act.

     On May 31, 2001, we exchanged 2,064,528 shares of our common stock and warrants (exercisable for the purchase of 436,748 shares of common stock at $2.00 per share) for convertible notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. These warrants expire on May 31, 2006. At December 31, 2001, the remaining outstanding principal and interest of the convertible notes payable was $531,843.

     On April 23, 2001 we issued 1,500 shares of our common stock in exchange for professional services performed. This offering was pursuant to Rule 506 of Regulation D of the Securities Act.

     Pursuant to the acquisition of certain assets on June 15, 2001, we issued 135,000 shares of our common stock to IPDatacom. This offering was pursuant to Rule 506 of Regulation D of the Securities Act.

     On July 1, 2001 and October 1, 2001, we issued 3,853 and 11,815 shares of our common stock, respectively, to certain holders of a portion of our convertible debt in payment of $15,668 accrued interest. This offering was pursuant to Rule 506 of Regulation D of the Securities Act.

     Pursuant to the provisions of the private placement of our convertible notes payable, as of December 31, 2001, warrants to purchase an aggregate 506,575 shares of common stock have been exercised at an aggregate exercise price of $5,066.

     With respect to each of the foregoing common stock and warrant sale transactions, we relied on Sections 4(2) and 3(b) of the Securities Act of 1933 and applicable registration exemptions of Rules 504 and 506 of Regulation D and applicable state securities laws.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 7 of this Report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see " Additional Factors to Consider " in "Item 1. Description of Business" and our other periodic reports and documents filed with the Securities and Exchange Commission.

     The following table sets forth certain statement of operations data as a percentage of revenues for the years ended December 31, 2001 and 2000:



                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                              2001                        2000
                                                    -------------------------    -----------------------
                                                        AMOUNT      PERCENT         AMOUNT    PERCENT
     Revenues:
     Access service revenues                           $ 1,392,711     60.5%      $ 1,120,059     58.5%
       Co-location and other revenues                      908,301     39.5           795,579     41.5
                                                       -----------   ------       -----------   ------
     Total revenues                                      2,301,012    100.0         1,915,638    100.0

     Cost of access service revenues                       833,766     36.2           506,320     26.4
     Cost of co-location and other revenues                112,876      4.9           233,167     12.2
     Selling, general and administrative expenses        2,144,461     93.2         2,535,477    132.4
     Depreciation and amortization                         855,973     37.2           799,564     41.7
     Impairment expense                                    741,295     32.2                 -        -
                                                       -----------   ------       -----------   ------
     Total operating costs and expenses                  4,688,371    203.7         4,074,528    212.7
                                                       -----------   ------       -----------   ------

     Loss from operations                               (2,387,359)  (103.7)       (2,158,890)  (112.7)

     Interest expense                                     (558,998)   (24.3)         (943,673)   (49.3)
     Debt conversion expense                              (370,308)   (16.1)                -        -
     Other expense                                          (8,165)     (.4)          (59,519)    (3.1)
                                                       -----------   ------       -----------   ------
     Loss before extraordinary item and
     cumulative effect of
     accounting change                                  (3,324,830)  (144.5)       (3,162,082)  (165.1)
     Extraordinary item - extinguishment of debt                 -        -          (529,158)   (27.6)
                                                       -----------                -----------
     Loss before cumulative effect of                   (3,324,830)  (144.5)       (3,691,240)  (192.7)
     accounting change
     Cumulative effect of accounting change                      -        -          (341,000)   (17.8)
                                                       -----------   ------       -----------   ------
     Net loss                                          $(3,324,830)  (144.5)%     $(4,032,240)  (210.5)%
                                                       ===========   ======       ===========   ======

          YEAR ENDED DECEMBER 31, 2001 VS. YEAR ENDED DECEMBER 31, 2000

Revenues

     Access service revenues increased $272,652 or 24.4% to $1,392,711 for the year ended December 31, 2001 from $1,120,059 for the year ended December 31, 2000. This increase was the result of the acquisition of four Internet service providers during 2001, which accounted for an increase in dial-up Internet access revenue of approximately $312,000.

     Co-location and other revenues increased $112,722 or 14.2% to $908,301 for the year ended December 31, 2001 from $795,579 for the year ended December 31, 2000. This increase was attributable to the addition of a significant co-location customer during the end of the third quarter 2000. We recognized a revenue increase of $439,527 related to this customer for the year ended December 31, 2001. This was offset by decreases in equipment sales, consulting, co-location services, web hosting and network solutions sales of $94,447, $71,555, $52,778, $84,049 and $23,976, respectively, for the year ended December 2001 compared to the year 2000. We do not actively market network solutions sales and consulting, and typically make such sales only to our existing customers.

Operating Costs and Expenses

     Cost of access service revenues increased $327,446 or 64.7% to $833,766 for the year ended December 31, 2001 from $506,320 for the year ended December 31, 2000, primarily due to the increased costs of providing Internet access in Lawton, Oklahoma City, Adair, Jay, Pryor, Wyandotte, Leach, Colcord and Moseley relating to the acquisition of Internet service providers in those towns during the year ended December 31, 2001.

     Cost of co-location other revenues decreased $120,291 or 51.6% to $112,876 for the year ended December 31, 2001 from $233,167 for the year ended December 31, 2000. This decrease was primarily due to a decrease in cost of equipment due to reduced equipment sales.

     Selling, general and administrative expenses decreased $391,016 or 15.4% to $2,144,461 for the year ended December 31,2001 from $2,535,477 for the year ended December 31, 2000. This decrease was primarily due to decreases in professional fees and employee costs. Professional fees decreased $162,159 during the year ended December 31, 2001 compared to the year 2000. The addition of more experienced staff during October 2000 allowed us to reduce our dependence on use of outside professional services. Professional fees include legal, accounting, investment banking and consulting fees. Approximately $386,338 of the $588,598 professional fees for the year ended December 31, 2001 were attributable to noncash expenses relating to the fair value of common stock, options and warrants issued in payment of professional services. Employee costs decreased $153,185 for the year ended December 31, 2001 over the prior year primarily due to $146,920 of noncash compensation expense relating to the fair value of options and warrants issued to two employees during 2000. Advertising, miscellaneous and dues and subscriptions expense decreased $42,204, $82,529 and $16,699, respectively, for the year ended December 31, 2001 over the prior year. These decreases were offset primarily by an increase in rent expense of $64,891 for the year ended December 31, 2001 over the prior year due to the completion of our new carrier-neutral co-location facility and corporate headquarters in January 2001. Selling, general and administrative expenses as a percentage of total revenues decreased to 93.2% during 2001 from 132.4% during 2000.

     Depreciation and amortization expense increased $56,409 or 7.1% to $855,973 for the year ended December 31, 2001 from $799,564 for the year ended December 31, 2000 due to the purchase of three Internet service providers during 2001 and four Internet service providers during 2000.

     During December 2001, due to a decline in customer base we assessed recoverability of intangible assets relating to the Harvest merger. The effect of this assessment for the year ended December 31, 2001 was to record impairment expense of $741,295. The impairment expense increased basic and diluted loss per share by $.14.


Interest Expense

     Interest expense decreased $384,675 or 40.8% to $558,998 for the year ended December 31, 2001 from $943,673 for the year ended December 31, 2000. This decrease was attributable to the elimination of $463,095 of the loan discount and the future amortization of this discount associated with our interim financing issued with warrants. The elimination of the loan discount occurred in May 2001 as a result of the exchange of our common stock and warrants for our interim financing debt in the recorded amount of $1,283,893 (face amount of $1,746,988).

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

Other Expense

     Other expense decreased $51,354 or 86.3% to $8,165 for the year ended December 31, 2001 from $59,519 for the year ended December 31, 2000. The decrease was attributable to fees paid to local exchange carriers in 2000 for the future collocation of digital subscriber service line equipment with such carriers in four cities. During 2001, we did not pay any fees to local exchange carriers.

Extraordinary Item - Extinguishment of Debt

     In the fourth quarter of 2000, we exchanged interim financing notes payable with a face value of $1,005,000 and a carrying value of $882,000 for $1,005,000 of convertible notes payable and 661,250 common stock purchase warrants. This event was accounted for as an extinguishment of the interim financing notes payable and we recorded a loss on extinguishment of debt of $529,158.

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

     Consequently, the conversion option embedded in our convertible notes payable issued with detachable warrants had an intrinsic value even though the conversion price was equal to the market price of our common stock at the time of issuance. The beneficial conversion feature is calculated by first allocating the proceeds received in the financing to the convertible notes payable and to the detachable warrants included in the transaction, and then measuring the intrinsic value using the effective conversion price based on the allocated proceeds.

     We presented the effect of adoption, an additional $341,000 in imputed interest expense, as a cumulative effect of accounting change as required in EITF 00-27 in 2000.

Liquidity and Capital Resources

     We used $12,889 and $704,411 of cash for operating activities for the years ended December 31, 2001 and 2000, respectively, as a result of a net loss for the years. As of December 31, 2001, we had $56,575 in cash and $1,857,320 in current liabilities, including $468,645 of deferred revenues that will not require settlement in cash.

     Capital expenditures relating to business acquisitions net of cash acquired were $68,025 for the year ended December 31, 2001. In addition, property, plant and equipment purchases amounted to $244,709 for the year ended December 31, 2001.

     Net cash provided by financing activities was $364,104 and $1,568,973 for years ended December 31, 2001 and 2000, respectively. During 2001, we received net proceeds of $350,000 from the issuance of interim notes payable and $162,500 from the sale of convertible promissory notes payable. The cash provided in 2000 was due primarily to the issuance of a note payable to our Chief Executive Officer and Chairman, the issuance of interim notes payable, the issuance of convertible promissory notes payable and the private placement of common stock. We received net proceeds of $100,000 from the note payable to Chief Executive Officer and Chairman, $939,000 from interim notes payable, $667,000 from the sale of convertible promissory notes payable and $123,000 from the common stock placement.

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

     As our cost of developing new networks and services, funding other strategic initiatives and operating our business will depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will vary from expected amounts, very likely to a material degree, and that such variations are likely to affect our future capital requirements. Current cash balances as of March 25, 2002 will not be sufficient to fund our current business plan beyond the next six months. As a consequence, we are currently seeking additional convertible debt and/or equity financing as well as the placement of a credit facility to fund our liquidity needs. There is no assurance that we will be able to raise additional capital on satisfactory terms or at all.

     In the event that we are unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, we will be required to delay the development of our network or take other actions. This could have a material adverse effect on our business, operating results and financial condition and our ability to achieve sufficient cash flow to service debt requirements.

     Our ability to fund the capital expenditures and other costs contemplated by our business plan and to make scheduled payments with respect to bank borrowings will depend upon, among other things, our ability to seek and obtain additional financing during 2002. Capital will be needed in order to implement our business plan, deploy our network, expand our operations and obtain and retain a significant number of customers in our target markets. Each of these factors is, to a large extent, subject to economic, financial, competitive, political, regulatory and other factors, many of which are beyond our control.

     There is no assurance that we will be successful in developing and maintaining a level of cash flow from operations sufficient to permit us to pay the principal of, and interest and any other payments on, outstanding indebtedness. If we are unable to generate sufficient cash flows from operations to service our indebtedness, we may have to modify our growth plans, limit our capital expenditures, restructure or refinance our indebtedness or seek additional capital or liquidate our assets. There is no assurance (i) that any of these strategies could be effected on satisfactory terms, if at all, or (ii) that any such strategy would yield sufficient proceeds to service our debt or otherwise adequately fund operations.

Critical Accounting Policies and Estimates

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect certain reported amounts and disclosures. In applying our accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As you might expect, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

     We periodically review the carrying value of our intangible assets when events and circumstances warrant such a review. One of the methods used for this review is performed using estimates of future cash flows. If the carrying value of our intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible assets exceeds its fair value. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of such cash flows and fair value, however, could affect the calculation and result in additional impairment charges in future periods.

Certain Accounting Matters

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The most signification provisions of SFAS 141 and 142 provide that goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, not be amortized and, effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     We recorded amortization expense related to our intangible assets of $706,249 and $576,023, for the years ended December 31, 2001 and 2000, respectively. We will continue to amortize our intangible assets recognized prior to July 1, 2001, under our current method until January 1, 2002, at which time we will reevaluate these assets and determine the appropriate accounting treatment. By December 31, 2002, we will be required to complete a transitional fair value based impairment test of goodwill, if any, as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

     During December 2001, due to a decline in customer base we assessed recoverability of intangible assets relating to the Harvest merger. The effect of this assessment for the year ended December 31, 2001 was to record impairment expense of $741,295. The impairment expense increased basic and diluted loss per share by $.14.

     In July 1998, the Financial Accounting Standards Board issued SFAS No. 133
- Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and is effective for 2001. This new standard does not have any impact on our financial statements.


ITEM 7.  FINANCIAL STATEMENTS

     Our financial statements, prepared in accordance with Regulation S-B, are set forth in this Report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following information is furnished as of March 25, 2002 for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of two members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.


              Name               Age                    Position
              ----               ---                    --------
     Timothy J. Kilkenny          43      Chairman of the Board of Directors, President and CEO
     Roger P. Baresel             46      Director, Chief Financial Officer and Secretary
     Jason C. Ayers               27      Vice President of Operations
     B. Don Turner                60      Vice President of Authorized Agent Sales
     Jonathan T. Jones            30      Vice President of Administration
     Patricia R. Shurley          45      Vice President of Finance

     Timothy J. Kilkenny has served as our Chief Executive Officer, President and Chairman of the Board of Directors since our inception in May 1995. Prior to that time, he spent 14 years in the financial planning business as a manager for both MetLife and Prudential. Mr. Kilkenny is a graduate of Central Bible College in Springfield, Missouri.

     Roger P. Baresel became one of our directors and our Chief Financial Officer on November 9, 2000. Mr. Baresel is an accomplished senior executive and consultant who has served at a variety of companies. While serving as President and CFO of Advantage Marketing Systems, Inc., a publicly-held company engaged in the multi-level marketing of healthcare and dietary supplements, from June 1995 to May 2000, annual sales increased from $2.5 million to in excess of $22.4 million and annual earnings increased from $80,000 to more than $l.2 million. Also, during this period Advantage successfully completed two public offerings, four major acquisitions and its stock moved from the over the counter bulletin board to the American Stock Exchange. Mr. Baresel has the following degrees from Central State University in Edmond, Oklahoma: BA Psychology, BS Accounting and MBA Finance, in which he graduated Summa Cum Laude. Mr. Baresel is also a certified public accountant.

     Jason C. Ayers has been our Vice President of Operations since December 8, 2000 and prior to that served as President of Animus, a privately-held web hosting company. Mr. Ayers received a BS degree from Southern Nazarene University in Bethany, Oklahoma in May 1996 with a triple major in Computer Science, Math, and Physics. Upon graduating, he was a co-founder of Animus. On April 1, 1998, we acquired Animus and Mr. Ayers assumed the role of President of our wholly owned subsidiary, renamed FullWeb.

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

     Jonathan T. Jones is currently our Vice President of Administration. Mr. Jones served as the general manager of Harvest Communications of Enid, Oklahoma, a privately-held telecommunications company, from December 1995 until it was purchased by the Company on February 29, 2000. He joined the Company as Wireless Division Manager in April 2000 and since has been given additional responsibility.

     Patricia R. Shurley has been our Vice President of Finance since May 2001. Prior to that she served for three years as the Controller for Advantage Marketing Systems, Inc., a publicly-held company engaged in the multi-level marketing of healthcare and dietary supplements. And prior to that she was self-employed and had an accounting practice. She graduated from the University of Central Oklahoma in Edmond, Oklahoma with a BS degree in Accounting and is a certified public accountant.

Key Employees

     Michael D Tomas, 29, has been Information Systems Manager since June 1999 and our employee since July 1996. Mr. Tomas currently is completing his studies at the University of Oklahoma for a degree in Management Information Systems. Mr. Tomas has formal training with Cisco, Win 3.1, Win95/98, and Windows NT 4.0 as well as LAN/WAN setup, including experience with wireless networking and is Lucent certified.

Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Requirements

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission ("SEC") and each exchange on which our securities are listed, reports of ownership and subsequent changes in ownership of our common stock and our other securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during 2001 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth, for the last three fiscal years, the cash compensation paid by us to our Chairman and Chief Executive Officer (the "Named Executive Officer"). No other directors or executive officers earned in excess of $100,000 during fiscal 2001.

                                                                                Long-Term
                                                 Annual Compensation          Compensation
                                            ------------------------------    --------------
                                                                               Securities
                                                                               Underlying
                                                                               Options and
     Name and Principal          Fiscal                          Other          Warrants
     Position                    Year         Salary          Compensation       (#) (1)
     -------------------         -------    -----------       ------------    --------------
     Timothy J. Kilkenny         2001       $100,000(2)        $ 7,748(3)        132,000
     President and Chief         2000         75,000(4)         12,480(5)        100,000
     Executive Officer           1999         45,900            11,338(6)        120,000


(1) Options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant.
(2)  Includes $50,000 of deferred compensation.
(3) Represents $360 of expense reimbursement for business use of Mr. Kilkenny's automobile and $7,388 of insurance premiums paid by us for the benefit of Mr. Kilkenny. We also provide use of an automobile to Mr. Kilkenny, the value of which is not greater than $5,000 annually.
(4)  Includes $25,000 of deferred compensation.
(5) Represents $1,200 of expense reimbursement for business use of Mr. Kilkenny's automobile and $11,280 of insurance premiums paid by us for the benefit of Mr. Kilkenny. We also provide use of an automobile to Mr. Kilkenny, the value of which is not greater than $5,000 annually.

(6) Represents $1,214 of expense reimbursement for business use of Mr. Kilkenny's automobile and $10,124 of insurance premiums paid by us for the benefit of Mr. Kilkenny.


Stock Options Granted

     We do not have a written stock option plan. However, the Board of Directors approved a total of 900,063 options for grant during 2001of which 800,063 were granted to employees. The following table shows stock options granted to the Named Executive Officer during the year ended December 31, 2001.

Option Grants During 2001

                                                                        Individual Grants
                                        ---------------------------------------------------------------------------------
                                           Number of               % of Total
                                          Securities            Options Granted            Exercise or
                                          Underlying            To Employees in             Base price         Expiration
     Name                               Options Granted           Fiscal Year                 ($/sh)              Date
     -------------------                ---------------         ---------------            -----------         ----------
     Timothy J. Kilkenny                  100,000 (1)               12.5% (2)                  $.70              7/18/11
     Timothy J. Kilkenny                   32,000 (2)                4.0% (2)                  $.11             11/16/11

(1) Options were granted outside of a formal plan. Includes 50,000 options transferred to a certain family member during 2001. The options were fully vested and exercisable on July 18, 2001. The options expire on July 18, 2011 and have an exercise price of $.70 per share, which was equal to the fair value per share price of our common stock on the grant date.

(2) Options were granted outside of a formal plan. The options become exercisable 10,667, 10666 and 10,666 on November 11, 2002, November 11,2003
     and November 11,2004, respectively. The options expire on November 11, 2011 and have an exercise price of $.11 per share, which was equal to the fair value per share price of our common stock on the grant date.

(3) All options granted during 2001 are nonqualified stock options. During 2001, an aggregate of 800,063 options were granted outside of a formal plan to employees. Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of such plan.

2001 Year End Option Values

The following table sets forth information related to the exercise of stock options during 2001 and the number and value of options held by the following Named Executive Officer at December 31, 2001. During 2001, the Named Executive Officer did not exercise any options, nor did we reprice any outstanding options. For the purposes of this table, the "value" of an option is the difference between the estimated fair market value at December 31, 2001 of the shares of common stock subject to the option and the aggregate exercise price of such option.


                                               Number of Unexercised                  Value of Unexercised In-the-
                                                    Options at                              Money Options at
                                                 December 31, 2001                        December 31, 2001 (1)
                                        -----------------------------------         ---------------------------------
                 Name                   Exercisable           Unexercisable         Exercisable         Unexercisable
                 ----                   -----------           -------------         -----------         -------------
     Timothy J. Kilkenny                 253,333(2)              98,667                 $ -                 $960
     Chairman, President and
     Chief Executive Officer

(1) Based on the December 31, 2001 estimated fair value of our common stock of $.14 per share.
(2)  Includes 50,000 options transferred to a certain family member during 2001.

Director Compensation

     During the fiscal year ended December 31, 2001, our directors did not receive any compensation for serving in such capacities.

Lack of Employment Agreements and Keyman Insurance

     We do not have written employment agreements with our executive officers. Furthermore, we do not maintain any keyman insurance covering the death or disability of our executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership

     The following table sets forth information as of March 25, 2002, concerning the beneficial ownership of our Common Stock by each person (other than our directors and executive officers) who is known by us to own more than 5% of the outstanding shares of our Common Stock. The information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the Securities and Exchange Commission or other information provided to us by the beneficial owner or our stock transfer agent.


                                                                  Common Stock
                                                         -------------------------------------
                                                            Number of           Percent of
     Beneficial Owner (1)                                     Shares             Class (1)
     ---------------------                               -----------------    ----------------
     Wallace L. Walcher (2)                                   714,908               10.6%
     Generation Capital Associates (3)                        695,007                9.9%
     Rupinder Sidu (4)                                        628,685                9.1%
     Alexander M. Eaton Trust (5)                             610,851                9.1%
     Peter Rettman (6)                                        466,731                6.8%
     Laura L. Kilkenny (7)                                    465,000                7.0%

(1) Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder's ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 6,649,820 outstanding shares of common stock as of March 25, 2002.
(2) Mr. Walcher's address is 2604 Rosewood Lane, Edmond, OK 73013. Wallace L. Walcher and Kathryn Walcher, husband and wife, hold 559,254 shares of our common stock as joint tenants. The number of shares includes 87,958 shares of our common stock that are subject to currently exercisable common stock purchase warrants held by Mr. Walcher, 56,696 shares of our common stock that are subject to currently exercisable common stock options held by Mr. Walcher and 11,000 shares of our common stock held by their minor children.
(3) Generation Capital Associates' address is 333 Sandy Springs Circle, Suite 230 Atlanta, GA 30328. Generation Capital Associates holds 267,608 shares of our common stock. The number of shares includes 427,399 shares of our common stock that are subject to currently exercisable common stock purchase warrants. Amounts shown do not include 162,601 shares of our common stock that are subject to common stock purchase warrants that are not currently exercisable because they contain a provision prohibiting their exercise to the extent that they would increase Generation Capital Associates' percentage ownership beyond 9.9% of our outstanding shares of common stock.
(4) Rupinder Sidu's address is 10229 Tavistock Road, Orlando, FL 32827. Mr. Sidu holds 344,018 shares of our common stock. The number of shares includes 284,667 shares of our common stock that are subject to currently exercisable common stock purchase warrants.
(5) The Alexander M. Eaton Trust's address is 4102 Evans Avenue, Fort Meyers, FL 33901. The Trust holds 503,018 shares of our common stock. The number of shares includes 107,833 shares of our common stock that are subject to currently exercisable common stock purchase warrants.
(6) Peter Rettman's address is 1001 Fourth Avenue, Seattle, WA 98154. Mr. Rettman holds 163,078 shares of our common stock. The number of shares includes 206,250 shares of our common stock that are subject to currently exercisable common stock purchase warrants and 97,403 shares of our common stock that are subject to a currently convertible promissory note.
(7) Laura L. Kilkenny's address is 12720 Southwest 58th Street, Mustang, OK 73064. Ms. Kilkenny is the ex-wife of Timothy J. Kilkenny, our Chairman of the Board and Chief Executive Officer. Ms. Kilkenny holds 415,000 shares of our common stock. The number of shares includes 50,000 shares of our common stock that are subject to currently exercisable common stock purchase options.

     The following table sets forth information as of March 25, 2002, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading "Item 9. Directors and Executive Officers, Promoters and Control Persons" and all of our directors and executive officers as a group. There are no family relationships amongst our executive officers and directors. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.


                                                             Common Stock Beneficially
                                                                       Owned
                                                      -------------------------------------
                                                         Number of           Percent of
     Beneficial Owner (1)                                  Shares             Class (1)
     ---------------------                            -----------------    ----------------
     Timothy J. Kilkenny* (2)(3)                         1,218,333               17.8%
     Roger P. Baresel* (2)(4)                              273,269                4.1%
     Jonathan T. Jones (2)(5)                              137,515                2.1%
     Jason C. Ayers (2)(6)                                  60,865                1.0%
     B. Don Turner (2)(7)                                   58,333                 .9%
     Patricia R. Shurley (2)(8)                             25,000                 .4%
                                                      -----------------    ----------------
     All executive officers and directors as a
     group (6 persons)                                   1,773,315               24.6%

*    Director

(1) Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder's ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 6,649,820 shares being outstanding at March 25, 2002.
(2) Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.
(3) Timothy J. Kilkenny holds 1,015,000 shares of our common stock. The number of shares includes 203,333 shares of our common stock that are subject to currently exercisable stock options held by Mr. Kilkenny. Amounts shown do not include options, held by Mr. Kilkenny, to purchase 66,667 shares of our common stock exercisable at $1.00 per share beginning December 8, 2002, and 32,000 shares of our common stock exercisable at $.11 per share beginning November 16, 2002.
(4) Roger P. Baresel and Judith A. Baresel, husband and wife, each hold 34,408 and 42,659 shares of our common stock, respectively. They hold 31,250 shares of our common stock as joint tenants. The number of shares includes 100,000 shares of our common stock subject to currently exercisable stock options held by Mr. Baresel, 52,452 shares of our common stock subject to currently exercisable stock options held by Mrs. Baresel, and 12,500 currently exercisable common stock purchase warrants held jointly. Amounts shown do not include options, held by Mr. Baresel, to purchase 23,745 shares of our common stock exercisable at $.11 per share beginning November 16, 2002.
(5) Jonathan T. Jones and Ashley F. Jones, husband and wife, each hold 9,957 and 12,457 shares of our common stock, respectively. They hold 36,626 shares of our common stock as joint tenants. The number of shares includes 71,900 shares of our common stock subject to currently exercisable stock options, and 6,575 shares of our common stock subject to currently exercisable common stock purchase warrants held by Mr. Jones. Amounts shown do not include options, held by Mr. Jones, to purchase 7,500 shares of our common stock exercisable at $.11 per share beginning November 16, 2002, 30,000 shares of our common stock exercisable at $1.00 per share beginning September 4, 2002, 50,000 shares of our common stock exercisable at $1.50 per share beginning August 31, 2002 and 5,000 shares of our common stock exercisable at $2.38 per share beginning April 24, 2003.
(6) Jason C. Ayers holds 25,865 shares of our common stock. The number of shares includes 35,000 shares of our common stock that are subject to currently exercisable common stock options held by Mr. Ayers. Amounts shown do not include options, held by Mr. Ayers, to purchase 7,500 shares of our common stock exercisable at $.11 per share beginning November 16, 2002, 10,000 shares exercisable at $2.38 per share beginning April 14, 2003 and 30,000 shares exercisable at $1.00 per share beginning December 8, 2002.
(7) The number of shares includes 58,333 shares of our common stock that are subject to currently exercisable common stock purchase options held by Mr. Turner. Amounts shown do not include options to purchase 7,500 shares of our common stock exercisable at $.11 per share beginning November 16, 2002, 25,000 shares exercisable at $2.85 per share beginning May 1, 2003 and 16,667 shares exercisable at $1.00 per share beginning December 8, 2002.
(8) The number of shares includes 25,000 shares of our common stock that are subject to currently exercisable common stock purchase options held by Ms. Shurley. Amounts shown do not include options to purchase 7,500 shares of our common stock exercisable at $.11 per share beginning November 16, 2002 and 50,000 shares exercisable at $1.00 per share beginning May 16, 2003

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On August 2, 2000, we obtained a short-term loan of $100,000 from Timothy
J. Kilkenny, our Chairman of the Board and Chief Executive Officer, through the issuance of a 14% promissory note. The terms of the financing additionally provided for the issuance of five-year warrants to purchase 50,000 shares of our common stock at $.01 per share, and provided for certain registration rights. The promissory note required monthly interest payments, matured on the earlier of (i) the date which is within five days of receipt of funds by us of any offering raising gross proceeds to us of at least $1,000,000 or (ii) in three months, and was extendible for two 90-day periods upon issuance of additional warrants exercisable for the purchase of 50,000 shares of our common stock for $.01 per share for each extension. In the fourth quarter of 2000, our founder and CEO agreed to reduce the interest rate on the promissory note to 9% and waive the warrant provisions relating to extensions of the loan. We repaid $50,000 on this note and the note was due in May 2001. In May 2001 Mr. Kilkenny agreed to a replacement note with an interest rate of 8.5% with monthly principal and interest payments and the note will become due in May 2006.

     During December 2000, options exercisable for the purchase of 100,000 shares of our common stock were granted to Timothy J. Kilkenny, our Chairman of the Board and Chief Executive Officer, which will vest and become exercisable one-third on each annual anniversary of the issue. The options have an exercise price of $1.00 per share and expire during December 2010.

     In April 2001, Timothy J. Kilkenny, our Chairman of the Board and Chief Executive Officer, exercised warrants for the purchase of 50,000 shares of our common stock for an aggregate purchase price of $500.

     In connection with his employment, during July 2001, we granted stock options exercisable for the purchase of 100,000 shares of our common stock to Timothy J. Kilkenny, our Chairman of the Board and Chief Executive Officer, which were fully vested and exercisable. The options have an exercise price of $.70 per share and expire during July 2011.

     In connection with his employment, during November 2001, we granted stock options exercisable for the purchase of 32,000 shares of our common stock to Timothy J. Kilkenny, our Chairman of the Board and Chief Executive Officer, which will vest and become exercisable one-third on each annual anniversary of the issue. The options have an exercise price of $.11 per share and expire during November 2011.

     In connection with the employment of Roger P. Baresel, we granted to him stock options exercisable for the purchase of 100,000 shares of our common stock and warrants exercisable for the purchase of 75,000 shares of our common stock with an average exercise price of $.58 per share during the fourth quarter of 2000. In addition, during the fourth quarter of 2000, Mr. Baresel and his wife, Judith Baresel purchased $25,000 of the 11% convertible promissory notes and related warrants sold in our private placement.

     During April 2001, Roger P. Baresel and his wife purchased $25,000 of the 11% convertible promissory notes and related warrants sold in our private placement. In addition, Mr. Baresel exercised 56,250 stock purchase warrants for the purchase of 56,250 shares of common stock at an aggregate exercise price of $563.

     During May 2001, Roger P. Baresel exchanged convertible notes in the principal amount of $50,000 plus interest for 57,617 shares of common stock and 12,500 warrants (exercisable for the purchase of 12,500 shares of common stock at $2.00 per share). These warrants expire May 31, 2006.

     During August 2001, Roger P. Baresel purchased 5,000 shares of our common stock at $.55 per share.

     In connection with the employment of Roger P. Baresel, during October 2001, we granted stock options for exercisable for the purchase of 137,452 shares of our common stock to Mr. Baresel that will vest and become exercisable on a quarterly basis over a one-year period. These options have an exercise price of $.50 per share and expire during October 2011.

     In connection with the employment of Roger P. Baresel, during November 2001, we granted stock options exercisable for the purchase of 23,745 shares of our common stock to Mr. Baresel that will vest and become exercisable one-third on each annual anniversary of the issue. The options have an exercise price of $.11 per share and expire during November 2011.

     In March 2001, the former shareholders of Harvest exchanged a note and the accrued interest thereon approximating $188,000 for a three-year convertible promissory note bearing interest at 11% and a five-year warrant exercisable for the purchase of 46,963 shares of our common stock for $.01 per share (the same instrument we offered in our private placement on September 29,2000).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this Report:

Exhibit
Number                             Exhibit
-------                            -------
  3.1# Certificate of Incorporation, as amended (filed as Exhibit 2.1 to Registrant's Registration Statement on
            Form 10-SB, file number 000-27031 and incorporated herein by reference).

  3.2# Bylaws (filed as Exhibit 2.2 to Registrant's Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference)

  4.1# Specimen Certificate of Registrant's Common Stock (filed as Exhibit 4.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).

  4.2# Certificate of Correction to the Amended Certificate of Incorporation and the Ninth Section of the Certificate of Incorporation (filed as Exhibit 2.1 to Registrant's Registration Statement on form 10-SB, file number 000-27031 and incorporated by reference).

  4.3#      Certificate of Correction to Articles II and V of
            Registrant's Bylaws (filed as Exhibit 2.1 to Registrant's Registration Statement on Form 10-SB, file number
            000-27031 and incorporated herein by reference).

  4.4# Form of Warrant Agreement for Interim Financing in the amount of $505,000 (filed as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

  4.5# Form of Warrant Certificate for Florida Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.2 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

  4.6# Form of Promissory Note for Florida Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.3 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

  4.7# Form of Warrant Certificate for Georgia Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.4 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

  4.8# Form of Promissory Note for Georgia Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.5 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

  4.9# Form of Warrant Certificate for Illinois Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.6 to Registrant's Quarterly Report on Form
            10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

 4.10# Form of Promissory Note for Illinois Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.7 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

 4.11# Form of Warrant Agreement for Interim Financing in the amount of $500,000 (filed as Exhibit 4.8 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

 4.12# Form of Warrant Certificate for Interim Financing in the amount of $500,000 (filed as Exhibit 4.9 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

 4.13# Form of Promissory Note for Interim Financing in the amount of $500,000 (filed as Exhibit 4.10 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

 4.14#      Form of Convertible Promissory Note for September 29,
            2000, private placement (filed as Exhibit 4.13 to Registrant's Form 10-KSB for the fiscal year ended
            December 31, 2000 and incorporated herein by reference).

 4.15# Form of Warrant Agreement for September 29, 2000, private placement (filed as Exhibit 4.13 to Registrant's Form
            10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference).

 4.16#      Form of 2001 Exchange Warrant Agreement (filed as Exhibit
            4.16 to Registrant's Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference)

 4.17#      Form of 2001 Exchange Warrant Certificate (filed as
            Exhibit 4.17 to Registrant's Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference)

 10.1# Financial Advisory Services Agreement between the Company and National Securities Corporation, dated September 17, 1999 (filed as Exhibit 10.1 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).

 10.2# Lease Agreement between the Company and BOK Plaza Associates, LLC, dated December 2, 1999 (filed as Exhibit 10.2 to Registrant's
            Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).

 10.3# Interconnection agreement between Registrant and Southwestern Bell dated March 19, 1999 (filed as Exhibit
            6.1 to Registrant's Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).

 10.4# Stock Purchase Agreement between the Company and Animus Communications, Inc. (filed as Exhibit 6.2 to Registrant's Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).

 10.5# Registrar Accreditation Agreement effective February 8, 2000, by and between Internet Corporation for Assigned Names and Numbers and FullWeb, Inc. d/b/a FullNic f/k/a Animus Communications, Inc. (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

 10.6# Master License Agreement For KMC Telecom V, Inc., dated June 20, 2000, by and between FullNet Communications, Inc. and KMC Telecom V, Inc. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).

 10.7# Domain Registrar Project Completion Agreement, dated May 10, 2000, by and between FullNet Communications, Inc., FullWeb, Inc. d/b/a FullNic and Think Capital (filed as
            Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).

 10.8# Amendment to Financial Advisory Services Agreement between Registrant and National Securities Corporation, dated April 21, 2000 (filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).

 10.9# Asset Purchase Agreement dated June 2, 2000, by and between FullNet of Nowata and FullNet Communications, Inc. (filed as Exhibit 99.1 to Registrant's Form 8-K filed on June 20, 2000 and incorporated herein by reference).

 10.10# Asset Purchase Agreement dated February 4, 2000, by and between FullNet of Bartlesville and FullNet
            Communications, Inc. (filed as Exhibit 2.1 to
            Registrant's Form 8-K filed on February 18, 2000 and incorporated herein by reference).

 10.11# Agreement and Plan of Merger Among FullNet Communications, Inc., FullNet, Inc. and Harvest Communications, Inc. dated February 29, 2000 (filed as Exhibit 2.1 to Registrant's Form 8-K filed on March 10, 2000 and incorporated herein by reference).

 10.12# Asset Purchase Agreement dated January 25, 2000, by and between FullNet of Tahlequah, and FullNet Communications, Inc. (filed as Exhibit 2.1 to Registrant's Form 8-K filed on February 9, 2000 and incorporated herein by reference).

 10.13#     Promissory Note dated August 2, 2000, issued to Timothy
            J. Kilkenny (filed as Exhibit 10.13 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.14#     Warrant Agreement dated August 2, 2000, issued to Timothy
            J. Kilkenny (filed as Exhibit 10.14 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.15#     Warrant Certificate dated August 2, 2000 issued to
            Timothy J. Kilkenny (filed as Exhibit 10.15 to
            Registrant's Form 10-KSB for the fiscal year ended
            December 31, 2000).

 10.16# Stock Option Agreement dated December 8, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.16 to
            Registrant's Form 10-KSB for the fiscal year ended
            December 31, 2000).

 10.17#     Warrant Agreement dated November 9, 2000, issued to Roger
            P. Baresel (filed as Exhibit 10.17 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.18#     Warrant Agreement dated December 29, 2000, issued to
            Roger P. Baresel (filed as Exhibit 10.18 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.19# Stock Option Agreement dated February 29, 2000, issued to Wallace L Walcher (filed as Exhibit 10.19 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.20# Stock Option Agreement dated February 17, 1999, issued to Timothy J. Kilkenny (filed as Exhibit 3.1 to Registrant's Registration Statement on Form 10-SB, file number
            000-27031 and incorporated herein by reference).

 10.21# Stock Option Agreement dated October 19, 1999, issued to Wesdon C. Peacock (filed as Exhibit 10.21 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.22# Stock Option Agreement dated April 14, 2000, issued to Jason C. Ayers (filed as Exhibit 10.22 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.23# Stock Option Agreement dated May 1, 2000, issued to B. Don Turner (filed as Exhibit 10.23 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.24# Form of Stock Option Agreement dated December 8, 2000, issued to Jason C. Ayers, Wesdon C. Peacock, B. Don
            Turner and Wallace L. Walcher (filed as Exhibit 10.24 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.25#     Warrant Certificate Dated November 9, 2000, issued to
            Roger P. Baresel (filed as Exhibit 10.25 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.26#     Warrant Certificate Dated November 9, 2000, issued to
            Roger P. Baresel (filed as Exhibit 10.26 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.27# Warrant Certificate Dated December 29, 2000, issued to Roger P. Baresel (filed as Exhibit 10.27 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.28# Stock Option Agreement dated October 13, 2000, issued to Roger P. Baresel (filed as Exhibit 10.28 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.29# Stock Option Agreement dated October 12, 1999, issued to Travis Lane (filed as Exhibit 10.29 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.30# Promissory Note dated January 5, 2001, issued to Generation Capital Associates (filed as Exhibit 10.30 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.31# Placement Agency Agreement dated November 8, 2000 between FullNet Communications, Inc. and National Securities Corporation (filed as Exhibit 10.31 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.32* Promissory Note dated January 25, 2000, issued to Fullnet of Tahlequah, Inc.

 10.33*     Promissory Note dated February 7, 2000, issued to David Looper

 10.34*     Promissory Note dated February 29, 2000, issued to
            Wallace L. Walcher

 10.35*     Promissory Note dated June 2, 2000, issued to Lary Smith

 10.36*     Promissory Note dated June 15, 2001, issued to higganbotham.
            com L.L.C.

 10.37* Promissory Note dated November 19, 2001, issued to Northeast Rural Services

 10.38* Promissory Note dated November 19, 2001, issued to Northeast Rural Services

 22.1*      Subsidiaries of the Registrant

         -----------------------------
         #    Incorporated by reference.
         *    Filed herewith.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             REGISTRANT:
                                    FULLNET COMMUNICATIONS, INC.


         Date:  March 28, 2002    By: /s/ TIMOTHY J. KILKENNY
                                      -----------------------
                                         Timothy J. Kilkenny
                                         President and Chief Executive Officer



         Date:  March 28, 2002    By: /s/ ROGER P. BARESEL
                                      --------------------
                                         Roger P. Baresel
                                         Chief Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Date:  March 28, 2002    By: /s/ TIMOTHY J. KILKENNY
                                      ------------------------
                                         Timothy J. Kilkenny,
                                         Chairman of the Board and Director



         Date:  March 28, 2002    By: /s/ ROGER P. BARESEL
                                      --------------------
                                         Roger P. Baresel, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
FullNet Communications, Inc.

We have audited the accompanying consolidated balance sheets of FullNet Communications, Inc. (an Oklahoma corporation) and Subsidiaries, as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FullNet Communications, Inc. and Subsidiaries, as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $3,324,830 for the year ended December 31, 2001 and, as of that date, the Company's current liabilities exceeded its current assets by $1,521,090. These factors, among others, as discussed in Note A to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 9, 2002

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                         December 31,
                                                                             ----------------------------------
                                                                                  2001                 2000
                                                                             -------------         ------------
  ASSETS

CURRENT ASSETS
     Cash                                                                    $     56,575          $     13,150
     Accounts receivable, net                                                     189,369               141,712
     Prepaid expenses and other current assets                                     90,286                35,215
                                                                             ------------          ------------
                    Total current assets                                          336,230               190,077

PROPERTY AND EQUIPMENT, net                                                     1,152,565             1,126,156

INTANGIBLE ASSETS, net                                                            954,852             2,156,998

OTHER ASSETS                                                                       42,875               218,973
                                                                             ------------          ------------
TOTAL                                                                        $  2,486,522          $  3,692,204
                                                                             ============          ============

  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                                $    518,306          $    720,022
     Accrued and other current liabilities                                        265,613               128,311
     Notes payable, current portion                                               549,219               438,589
     Capital lease obligations, current portion                                    55,537                 9,190
     Deferred revenue                                                             468,645               178,498
                                                                             ------------          ------------
                    Total current liabilities                                   1,857,320             1,474,610

NOTES PAYABLE, less current portion                                               866,366             1,988,057

CAPITAL LEASE OBLIGATIONS, less current portion                                    30,693                14,723

OTHER                                                                             126,786                44,500

STOCKHOLDERS' (DEFICIT) EQUITY
     Commonstock - $.00001 par value; authorized, 10,000,000 shares;
           issued and outstanding, 6,592,878 shares in 2001
           and 3,942,775 shares in 2000                                                66                    39
     Common stock issuable, 56,942 shares in 2001                                  45,781                     -
     Additional paid-in capital                                                 7,964,091             5,250,026
     Accumulated deficit                                                       (8,404,581)           (5,079,751)
                                                                             ------------          ------------
                    Total stockholders' (deficit) equity                         (394,643)              170,314
                                                                             ------------          ------------
TOTAL                                                                        $  2,486,522          $  3,692,204
                                                                             ============          ============

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               Year ended December 31,
                                                                    ----------------------------------------
                                                                         2001                       2000
                                                                    -------------               ------------
REVENUES
        Access service revenues                                     $ 1,392,711                $ 1,120,059
        Co-location and other revenues                                  908,301                    795,579
                                                                    -----------                -----------
                 Total revenues                                       2,301,012                  1,915,638

OPERATING COSTS AND EXPENSES
        Cost of access service revenues                                 833,766                    506,320
        Cost of co-location and other revenues                          112,876                    233,167
        Selling, general and administrative expenses                  2,144,461                  2,535,477
        Depreciation and amortization                                   855,973                    799,564
        Impairment expense                                              741,295                         --
                                                                    -----------                -----------
                 Total operating costs and expenses                   4,688,371                  4,074,528
                                                                    -----------                -----------
LOSS FROM OPERATIONS                                                 (2,387,359)                (2,158,890)

INTEREST EXPENSE                                                       (558,998)                  (943,673)
DEBT CONVERSION EXPENSE                                                (370,308)                        --
OTHER EXPENSE                                                            (8,165)                   (59,519)
                                                                    -----------                -----------

Loss before extraordinary item and cumulative effect of
     accounting change                                               (3,324,830)                (3,162,082)

EXTRAORDINARY ITEM - extinguishment of debt                                  --                   (529,158)
                                                                    -----------                -----------
Loss before cumulative effect of accounting change                   (3,324,830)                (3,691,240)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                       --                   (341,000)
                                                                    -----------                -----------
NET LOSS                                                            $(3,324,830)               $(4,032,240)
                                                                    ===========                ===========
Net loss per common share (basic and diluted)
     Loss before extraordinary item and cumulative effect of
          accounting change                                         $      (.59)               $      (.94)
     Extraordinary item                                                      --                       (.16)
     Cumulative effect of accounting change                                  --                       (.10)
                                                                    -----------                -----------
     Net loss per common share                                      $      (.59)               $     (1.20)
                                                                    ===========                ===========
Weighted average number of common shares outstanding
     Basic and diluted                                                5,680,424                  3,346,658
                                                                    ===========                ===========

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

                     Years ended December 31, 2001 and 2000


                                                        Common stock        Common       Additional
                                                   ---------------------     stock        paid-in       Accumulated
                                                     Shares       Amount    issuable      capital         deficit        Total
                                                   ----------    -------  ----------     -----------    -----------   -----------
Balance at January 1, 2000                         2,088,928     $   21   $ 318,709      $  429,295    $(1,047,511)   $  (299,486)
Issuance of common stock in conjunction with
    acquisitions                                     618,442          6          --       1,829,776             --      1,829,782
Common stock issued, net of offering expenses         45,200          1          --         122,807             --        122,808

Exercise of stock options                             34,830         --          --          34,830             --         34,830
Warrant exercise                                     660,000          6          --           6,594             --          6,600
Common stock issued under previous                   318,709          3    (318,709)        318,706             --             --
Common stock issued in exchange for services         176,666          2          --         314,164             --        314,166
Warrants issued related to financing                      --         --          --       1,571,832             --      1,571,832
Intrinsic value of beneficial conversion
    feature on issuance of debt                           --         --          --         341,000             --        341,000
Options and warrants issued for compensation
    and services                                          --         --          --         281,022             --        281,022
Net loss                                                  --         --          --              --     (4,032,240)    (4,032,240)
                                                  ----------     ------   ---------      ----------    -----------    -----------
Balance at December 31, 2000                       3,942,775         39          --       5,250,026     (5,079,751)       170,314
Issuance of common stock in conjunction with
   acquisitions                                      170,000          2      30,000         129,498             --        159,500
Warrant exercise                                     414,075          4         113           4,137             --          4,254
Intrinsic value of beneficial conversion
    feature on issuance of debt                           --         --          --         363,386             --        363,386
Warrants issued related to financing                      --         --          --         188,336             --        188,336
Common stock and warrants issued in
    exchange for services                              1,500         --          --         396,538             --        396,538
Common stock issued in payment of accrued                 --         --      15,668              --             --         15,668
Conversion of debt to equity                       2,064,528         21          --       1,632,170             --      1,632,191
Net loss                                                  --         --          --              --     (3,324,830)    (3,324,830)
                                                  ----------     ------   ---------      ----------    -----------    -----------
Balance at December 31, 2001                       6,592,878     $   66   $  45,781      $7,964,091    $(8,404,581)   $  (394,643)
                                                   =========     ======   =========      ==========    ===========    ===========

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Year ended December 31,
                                                                                      ------------------------------------
                                                                                             2001              2000
                                                                                      ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                           $(3,324,830)       $(4,032,240)
     Adjustments to reconcile net loss to net cash used in operating activities
          Noncash compensation expense                                                           --            146,858
          Depreciation and amortization                                                     855,973            799,564
          Stock issued or issuable for services                                               1,125            314,166
          Options and warrants issued for services                                          385,720            134,102
          Amortization of discount and costs relating to financing                          261,170            649,214
          Extraordinary loss on extinguishment of debt                                           --            529,158
          Cumulative effect of accounting change                                                 --            341,000
          Debt conversion expense                                                           370,308                 --
          Impairment expense                                                                741,295                 --
          Accrued interest converted to equity                                              172,851                 --
          Loss on sale of assets                                                              8,165                 --
          Provision for uncollectible accounts receivable                                   (19,130)            48,797
          Net (increase) decrease in
               Accounts receivable                                                          (28,527)           (34,852)
               Prepaid expenses and other current assets                                    (55,071)            (2,343)
               Other assets                                                                  25,829             (2,000)
          Net increase (decrease) in
               Accounts payable - trade                                                      82,498            255,540
               Accrued and other liabilities                                                194,588                347
               Deposits                                                                      25,000             44,500
               Deferred Revenue                                                             290,147            103,778
                                                                                        -----------        -----------
                    Net cash used in operating activities                                   (12,889)          (704,411)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                   (244,709)          (847,148)
     Proceeds from sale of property and equipment, net of closing costs                       4,944            110,122
     Acquisitions of businesses, net of cash acquired                                       (68,025)          (127,057)
                                                                                        -----------        -----------
                    Net cash used in investing activities                                  (307,790)          (864,083)

CASH FLOWS FROM FINANCING ACTIVITIES
     Deferred offering costs                                                                     --             10,898
     Principal payments on borrowings under notes payable                                  (133,739)          (262,906)
     Proceeds from note payable to related party                                                 --            100,000
     Principal payments on note payable to related party                                     (4,684)           (50,000)
     Proceeds from issuance of interim financing and warrants, net of offering costs        350,000            938,500
     Proceeds from issuance of convertible notes payable                                    162,500            762,500
     Convertible debt issue costs                                                           (28,961)           (95,019)
     Proceeds from exercise of stock options                                                     --             34,830
     Proceeds from exercise of warrants                                                       4,254              6,600
     Principal payments on capital lease obligations                                        (39,501)            (4,732)
     Proceeds from issuance of notes payable                                                 54,235              5,494
     Issuance of common stock, net of offering costs                                             --            122,808
                                                                                        -----------        -----------
                    Net cash provided by financing activities                               364,104          1,568,973
                                                                                        -----------        -----------

NET INCREASE IN CASH                                                                         43,425                479
Cash at beginning of year                                                                    13,150             12,671
                                                                                        -----------        -----------
Cash at end of year                                                                     $    56,575        $    13,150
                                                                                        ===========        ===========

                                                                    (continued)

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES


                                                                                             Year ended December 31,
                                                                                       ----------------------------------
                                                                                             2001             2000
                                                                                       ----------------  ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                                                  $   102,814        $   233,568

NONCASH INVESTING AND FINANCING ACTIVITIES
Net carrying value of debt converted to equity                                            1,138,468                 --
Assets acquired through issuance of capital lease                                            81,491             25,240
Conversion of interim financing to convertible notes payable                                     --          1,005,000
Assets financed through accounts payable                                                         --            200,704

FullNet of Tahlequah Asset Purchase
     Fair value of assets acquired                                                      $        --        $    (4,086)
     Fair value of intangible assets                                                             --            (93,649)
     Note payable issued                                                                         --             61,845
                                                                                        -----------        -----------
     Cash paid to purchase Tahlequah assets                                             $        --        $   (35,890)
                                                                                        ===========        ===========

FullNet of Bartlesville Asset Purchase
     Fair value of liabilities assumed                                                  $        --        $    16,380
     Fair value of common stock issuance                                                         --            128,232
     Fair value of intangible assets                                                             --           (194,780)
     Note payable issued                                                                         --             50,168
                                                                                        -----------        -----------
     Cash paid to purchase Bartlesville assets                                          $        --        $        --
                                                                                        ===========        ===========

Harvest Communications, Inc. Merger
     Fair value of liabilities assumed                                                  $        --        $    97,358
     Fair value of common stock issuance                                                         --          1,612,500
     Fair value of intangible assets                                                             --         (2,009,858)
     Note payable issued                                                                         --            175,000
                                                                                        -----------        -----------
     Cash paid to acquire Harvest Communications, Inc.                                  $        --        $  (125,000)
                                                                                        ===========        ===========
FullNet of Nowata Asset Purchase
     Fair value of liabilities assumed                                                  $        --        $     2,650
     Fair value of common stock issuance                                                         --             89,050
     Fair value of intangible assets                                                             --           (139,650)
     Note payable issued                                                                         --             47,950
                                                                                        -----------        -----------
     Cash paid to purchase Nowata assets                                                $        --        $        --
                                                                                        ===========        ===========
LawtonNet Asset Purchase
     Fair value of common stock issuance                                                $    35,000        $        --
     Fair value of intangible assets                                                        (65,000)                --
                                                                                        -----------        -----------
     Cash paid to purchase LawtonNet assets                                             $   (30,000)       $        --
                                                                                        ===========        ===========

                                                                    (continued)

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONCLUDED

                                                      Year ended December 31,
                                                  ------------------------------
                                                      2001              2000
                                                  ------------      ------------
Sonet Asset Purchase
     Fair value of assets acquired                $   (23,978)       $        --
     Fair value of common stock issuable               30,000                 --
     Fair value of intangible assets                  (42,547)                --
                                                  -----------        -----------
     Cash paid to purchase Sonet assets           $   (36,525)       $        --
                                                  ===========        ===========

IPDatacom Asset Purchase
     Fair value of net assets acquired            $   (11,650)       $        --
     Fair value of common stock issuance               94,500                 --
     Fair value of intangible assets                 (142,850)                --
     Note payable issued                               58,500                 --
                                                  -----------        -----------
     Cash paid to purchase IPDatacom assets       $    (1,500)       $        --
                                                  ===========        ===========

                                                                    (concluded)

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE A - ORGANIZATION AND NATURE OF OPERATIONS

FullNet Communications, Inc. and Subsidiaries (the Company) is an integrated communications provider (ICP) offering communications, connectivity and data storage to individuals, businesses, organizations and educational institutions, as well as governmental agencies. Through its subsidiaries, FullNet, Inc., FullTel, Inc. and FullWeb, Inc., the Company provides Internet solutions designed to meet customer needs. Services offered include:

     o Dial-up and direct high-speed connectivity to the Internet through the FullNet brand name;
     o Backbone services to private label Internet services providers (ISPs) and businesses;
     o   Carrier-neutral telecommunications premise co-location; and
     o   Web page hosting and server co-location.


The Company operates and grants credit, on an uncollateralized basis, to customers in Oklahoma and surrounding states. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across different industries. However, the Company has one primary customer for its carrier-neutral telecommunications premise co-location services (see Note N).

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial net losses in 2001 and 2000. In addition, the Company has used, rather than provided, cash in its operations and at December 31, 2001 current liabilities exceed current assets by $1,521,090.

In view of the matters described in the preceding paragraph, the ability of the Company to continue as a going concern is dependent upon continued operations of the Company that in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, to achieve the objectives of its business plan and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

2.   Revenue Recognition

Access service revenues are recognized on a monthly basis over the life of each contract as services are provided. Contract periods range from monthly to yearly. Deferred revenues are calculated for those contracts that require prepayment and continue subsequent to the current year end. Carrier-neutral telecommunications co-location revenues are recognized on a monthly basis over the life of the contract as services are provided.

3.   Accounts Receivable

Accounts receivable consist of the following as of December 31:

                                                        2001            2000
                                                     ---------       ---------
     Accounts receivable                              $199,240        $170,713
        Less allowance for doubtful accounts            (9,871)        (29,001)
                                                      --------        --------
                                                      $189,369        $141,712
                                                      ========        ========

4.   Property and Equipment

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


5.   Intangible Assets

Intangible assets consist primarily of acquired customer bases and covenants not to compete and are carried net of accumulated amortization. Amortization is computed using the straight-line method over the estimated periods to be benefited. The amortization periods range from two to five years.

6.   Long-Lived Assets

All long-lived assets to be held and used by the Company, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. See Note D regarding the impairment loss recognized in the year ending December 31, 2001.

7.   Income Taxes

The Company follows the liability method of accounting for income taxes. Under the liability method, deferred income taxes are provided on temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements and carryforwards that will result in taxable or deductible amounts in future years. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws. Additionally, the Company provides a valuation allowance on deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

8.   Loss Per Common Share

Loss per common share is calculated based on the weighted average number of shares outstanding during the year, including common shares issuable without additional consideration. Basic and diluted loss per share were the same for the years ended December 31, 2001 and 2000 because the following were not dilutive:


                                                                            2001          2000
                                                                         ----------     --------
  Common shares attributable to convertible notes payable                   655,000     1,767,500
  Employee common stock options                                           1,437,196     1,041,034
  Other common stock options and warrants                                 2,099,681     1,076,750
                                                                          ---------     ---------
                                                                          4,191,877     3,885,284
                                                                          =========     =========


9.   Stock Options and Warrants

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

10.  Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. Advertising expense for the years ended December 31, 2001 and 2000 was $29,608 and $68,979, respectively.

11.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

12.  Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1,

2001 and the effective date of SFAS 142. The most signification provisions of SFAS 141 and 142 provide that goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, not be amortized and, effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

The Company recorded amortization expense related to its intangible assets of $706,249 and $576,023 for the years ended December 31, 2001 and 2000, respectively. The Company will continue to amortize its intangible assets recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time the Company will reevaluate these assets and determine the appropriate accounting treatment. By December 31, 2002, the Company will be required to complete a transitional fair value based impairment test of goodwill, if any, as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

13.  Reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

NOTE C - PROPERTY AND EQUIPMENT


Property and equipment consist of the following at December 31:

                                                           2001                 2000
                                                       -----------          ----------

  Computers and equipment                              $  752,966           $  625,751
  Leasehold improvements                                  921,827              901,711
  Software                                                 75,427               60,391
  Furniture and fixtures                                   17,506               10,394
                                                       ----------           ----------
                                                        1,767,726            1,598,247
       Less accumulated depreciation                     (615,161)            (472,091)
                                                       ----------           ----------
                                                       $1,152,565           $1,126,156
                                                       ==========           ==========

Depreciation expense for the years ended December 31, 2001 and 2000 was $149,719 and $220,198, respectively.

NOTE D - INTANGIBLE ASSETS

Intangible assets consist primarily of acquired customer bases and covenants not to compete and relate to the 2001 purchases of certain business operations in Lawton, Oklahoma (the LawtonNet Communications (LAWTONNET) acquisition), Lawton, Oklahoma (the SONET Communications (SONET) acquisition) and Oklahoma City, Oklahoma (the IPDatacom acquisition), the 2000 purchases of certain business operations in Tahlequah, Oklahoma (the FullNet of Tahlequah, Inc. (FOT) acquisition), Bartlesville, Oklahoma (the FullNet of Bartlesville (FOB) acquisition), Nowata, Oklahoma (the FullNet of Nowata (FON) acquisition), the 2000 merger with Harvest Communications, Inc. (the Harvest merger), the 1998 purchase of Animus (the Animus acquisition) and the 1997 purchase of certain business operations in Tulsa, Oklahoma (the Tulsa acquisition) as follows:


                                                                   December 31,
                                                       ------------------------------------
                                                            2001                 2000
                                                       ----------------     ---------------

   LAWTONNET acquisition                                $    65,000          $         -
   SONET acquisition                                         42,547                    -
   IPDatacom acquisition                                    137,849                    -
   FOT acquisition                                           93,649               93,649
   FOB acquisition                                          194,780              194,780
   FON acquisition                                          139,650              139,650
   Harvest merger                                         2,009,858            2,009,858
   Animus acquisition                                       318,597              318,597
   Tulsa acquisition                                         70,000               70,000
                                                        -----------         -------------
                                                          3,071,930            2,826,534
        Less accumulated amortization                    (2,117,078)            (669,536)
                                                        -----------         ------------
                                                        $   954,852         $ 2,156,998
                                                        ===========         ===========

Amortization expense for the years ended December 31, 2001 and 2000 relating to intangible assets was $760,249 and $576,023, respectively.

During December 2001, due to a decline in customer base the Company 2001 assessed recoverability of intangible assets relating to the Harvest merger. The effect of this assessment for the year ended December 31, 2001 was to record impairment expense of $741,295.

NOTE E - NOTES PAYABLE

On January 5, 2001, the Company obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible notes payable. On March 31, 2001, the principal balance of the note was increased to $320,000 and the due date was extended to July 31, 2001. Subsequently, the due date was extended until December 31, 2001. Through December 31, 2001, the Company had made aggregate payments of principal and interest of $35,834 on this loan. Pursuant to the terms of this loan the balance was due on December 31, 2001 and the Company has not made payment or negotiated an extension of the note and the lender has not made any demands.

During February and April 2001, the Company received $100,000 and $62,500, respectively, of subscriptions to the Company's private placement offering of convertible notes payable. These notes bear interest at an annual rate of 12.5%, as adjusted, and become due three years following issuance. These notes are convertible into the Company's common stock at the rate of one share of common stock for each $1.00, subject to adjustment under certain circumstances, of principal and accrued unpaid interest at the option of the holders.

During February 2001, the Company converted accounts payable of $94,680 to a note with terms substantially equivalent to the terms of the Company's convertible notes payable.

Effective February 1, 2001, the holders exchanged their non-interest bearing acquisition note payable for a note bearing interest at 10% per annum commencing January 1, 2001, and a six-month deferral of payments of principal and interest from April 2001 to September 2001. Payments of principal and interest resumed in October 2001, and this note matures in June 2002.

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

Pursuant to the provisions of the convertible notes payable, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.78 per share on December 15, 2001 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible notes payable and underlying warrants on December 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001.

On July 1 and October 1, 2001, the Company recorded 3,853 and 11,815 shares of common stock issuable, respectively, in payment of $15,668 accrued interest on a portion of the Company's convertible debt.

In February, March, June and September 2000, the Company obtained interim loans totaling $505,000 through the issuance of 14% promissory notes to 14 accredited investors. The terms of the financing additionally provided for the issuance of five-year warrants exercisable for the purchase of 250,000 shares of the Company's common stock at $.01 per share, and provided for certain registration rights. The promissory notes required monthly interest payments, matured in six months and were extendible for two 90-day periods upon issuance of additional warrants for an aggregate 250,000 shares exercisable at $.01 per share for each extension. In August 2000, the Company extended the terms of ten of the interim loans for an additional 90 days and, in connection therewith, issued warrants exercisable for the purchase of 137,500 shares of common stock at $.01 per share. (See discussion below for the exchange of these interim notes to convertible promissory notes on November 9, 2000).

In March 2000, the Company obtained interim loans totaling $500,000 through the issuance of 14% promissory notes to two accredited investors. The terms of the financing additionally provided for the issuance of five-year warrants exercisable for the purchase of 100,000 shares of the Company's common stock at $.01 per share, and provided for certain registration rights. The promissory notes required quarterly interest payments, matured in six months and initially were extendible for two 90-day periods upon issuance of additional warrants exercisable for the purchase of 10,000 shares at $.01 per share for each extension. On March 8, 2000, the interim loan investors exercised their warrants and purchased 100,000 shares of common stock at an aggregate exercise price of $1,000. In August 2000, the Company extended the terms of the two interim loans for an additional 90 days and, in connection therewith, issued warrants exercisable for the purchase of 10,000 shares, of which 5,000 warrants have been exercised at an aggregate exercise price of $50 as of December 31, 2001. In October 2000, the terms of the two interim loans were amended to provide that, in the event of a second 90-day extension, the Company would issue warrants exercisable for the purchase of 160,000 shares of common stock at $.01 per share. These warrants were issued on November 9, 2000. (See discussion below for the exchange of these interim notes to convertible promissory notes on November 9, 2000).

In November and December 2000, the Company sold an aggregate $762,500 of 11% convertible promissory notes (the Notes) in conjunction with a private placement of such notes. The terms of the Notes are 36 months with limited prepayment provisions. The Notes may be converted by the holder at any time at $1.00 per share and by the Company upon registration and when the closing price of the Company's common stock has been at or above $3.00 per share for three consecutive trading days. Additionally, the Notes are accompanied by warrants exercisable for the purchase of the number of shares of Company common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00. These warrants are exercisable at any time during the five years following issuance at an exercise price of $.01 per share. Under the terms of the Notes, the Company was required to register the common stock underlying both the Notes and the detached warrants by filing a registration statement with the Securities and Exchange Commission within 45 days following the Final Expiration Date of the Offering (March 31, 2001). However, since a registration statement to register the common stock underlying both the Notes and the detached warrants was not declared effective by February 15, 2001, the Conversion Price was reduced to $.98 per share and, pursuant to the terms of the Notes, the Conversion Price will be reduced by 2% for every 30 days thereafter until registration occurs. At December 31, 2001, the Conversion Price was $.78 per share. The Notes paid interest of 11% per annum, paid quarterly commencing January 1, 2001. However, pursuant to the terms of the Notes, the interest was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001.

On November 9, 2000, the Company exchanged $1,005,000 in existing interim loans for convertible promissory notes containing terms identical to the Notes (the Exchange). As a condition of the Exchange, the Company issued warrants exercisable for the purchase of 410,000 shares of common stock (see Note M). These warrants are exercisable at any time during the five years following issuance at an exercise price of $.01 per share.

Notes payable consist of the following at December 31:


                                                                                         2001               2000
                                                                                      ----------         -----------
  Interim loan, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible notes payable, matured December 2001; this note is
  unsecured                                                                           $  320,000          $        -

  Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and mature in 2003; $510,636 face amount
  ($1,767,500 for 2000) less unamortized discount of $199,799 ($338,236 for
  2000); effective rate of 20% (convertible into approximately 655,000 shares at
  December 31, 2001 and 1,767,500 shares at December 31, 2000)                           310,837           1,429,264

  Note payable to the Company's founder and CEO, payable in monthly installments of $1,034 including interest at 8.5%, maturing May 2006; this note is
  unsecured (see Note H)                                                                  45,380              50,000

  Acquisition note payable to the former stockholder of Harvest Communications,
  Inc.; including interest at 8%, with the principal and interest thereon payable on the earlier to occur of (a) the closing of any single funding (debt or equity) obtained by the Company subsequent to the date of the note of at least $2,000,000, (b) the closing of any underwritten offering of the
  Company's common stock or (c) March 6, 2001; this note is unsecured (see Note I)             -             175,000

  Note payable to a bank, payable in monthly installments of $1,277 until paid in full, including interest at a variable rate (prime plus 2.25%; 7.75% at
  December 31, 2001); collateralized by substantially all assets acquired in conjunction with the acquisition of Harvest Communications, Inc. A former officer of the Company who was the sole stockholder of Harvest Communications,
  Inc. is a co-maker on this note and it is partially guaranteed by the Small
  Business Administration                                                                 49,278              58,518

  Three notes payable to a bank, payable in monthly installments aggregating
  $10,225, including interest ranging from 9.5% to 11.5%, maturing September
  2008; collateralized by property and equipment, accounts receivable and
  Company common stock owned by the founder and CEO of the Company; guaranteed by the founder and CEO of the Company; partially guaranteed by the Small
  Business Administration                                                                526,886             591,408

  Other unsecured notes payable                                                          163,204             122,456
                                                                                      ----------          ----------
                                                                                       1,415,585           2,426,646
       Less current portion                                                             (549,219)           (438,589)
                                                                                      ----------          ----------
                                                                                      $  866,366          $1,988,057
                                                                                      ==========          ==========

Aggregate future maturities of notes payable at December 31, 2001 are as follows:

         Year ending December 31
             2002                                      $   549,219
             2003                                          109,190
             2004                                          620,047
             2005                                           87,258
             2006                                           88,239
             Thereafter                                    168,128
                                                       -----------
                                                         1,622,081
         Less unamortized discount                        (206,496)
                                                        ----------
                                                        $1,415,585

NOTE F - INCOME TAXES

Due to net losses, no provision for income taxes was necessary for 2001 or 2000, and no provision for income taxes was allocated to the extraordinary item or cumulative effect of accounting change.

The Company's effective income tax rate on loss before extraordinary item and cumulative effect of accounting change differed from the federal statutory rate of 34% as follows at December 31:

                                                               2001                2000
                                                          -------------         ------------
Income taxes at federal statutory rate                      $(1,130,000)         $(1,075,000)
Change in valuation allowance                                   443,000              628,000
Nondeductible expenses                                          733,000              565,000
State income taxes, net of federal benefit                     (125,000)            (118,000)
Other                                                            79,000                    -
                                                            -----------          -----------
                  Total tax expense                         $         -          $         -
                                                            ===========          ===========

The components of deferred income tax assets were as follows at December 31:

                                                               2001                2000
                                                          -------------         ------------
Deferred income tax assets
         Basis difference in intangible assets             $    107,500           $  38,500
         Deferred revenue                                       177,000              67,000
         Net operating loss                                     939,000             687,000
         Other                                                   65,000              53,000
         Valuation allowance                                 (1,271,000)           (828,000)
                                                           ------------           ---------
                  Net deferred income tax asset            $     17,500           $  17,500
                                                           ============           =========
Increase in valuation allowance                            $    474,000           $ 628,000
                                                           ============           =========

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2001, the Company has a net operating loss carryforward of approximately $2,488,000 which will expire at various dates through 2021. As such carryforward can only be used to offset future taxable income of the Company, management has provided a partial valuation allowance until it is more likely than not that taxable income will be generated.

NOTE G - STOCKHOLDERS' (DEFICIT) EQUITY

COMMON STOCK - During 2001, the Company issued 170,000 shares valued at $129,500 in conjunction with the completion of two acquisitions and has an obligation to issue 30,000 shares valued at $30,000 in conjunction with a third acquisition (see Note I).

Warrants exercisable for the purchase of 425,349 shares of stock were exercised during 2001 for an aggregate price of $4,254. Of these shares, 414,075 of these shares were issued and 11,274 shares are issuable at December 31, 2001.

During April 2001, 1,500 shares were issued as partial compensation for consulting services performed. Consulting services expense of $1,125 was recorded based on an estimated fair value of $.75 per share.

At December 31, 2001, 56,942 shares of common stock were issuable without additional consideration.

In February 2000, the Company raised $122,808 (net of offering expenses of approximately $13,000) in an offering of its common stock. The offering was made pursuant to an exemption from the registration requirements of the Securities Act of 1933 (the Securities Act), as amended, and Regulation D of such Securities Act. Under this offering, shares were sold for $3.00 per share.

Options for 34,840 shares of the Company's common stock were exercised on February 15, 2000 for $34,830.

In April 2000, the Company amended its contract with an investment banker that entitled the investment banker to an additional 100,000 shares of the Company's common stock. The fair value of the shares on the date of grant was $237,500, which was amortized over the remaining life of the original contract, through August 2000. These shares were issued in December 2000.

During 2000, the Company issued 76,666 shares of its common stock, valued at $76,666, as payment for various professional services performed.

The Company issued 618,442 shares valued at $1,829,782 in conjunction with the completion of four acquisitions during 2000 (see Note I).

COMMON STOCK OPTIONS - The following table summarizes the Company's employee stock option activity for the years ended December 31, 2001 and 2000:


                                                                       Weighted                               Weighted
                                                                       Average                                 Average
                                                      2001          Exercise Price          2000           Exercise Price
                                                    ---------       --------------       -----------       --------------
       Options outstanding, beginning of year       1,041,034            $1.40            277,634               $1.21

       Options granted during the year                800,063              .79            953,400                1.76

       Options exercised during the year                    -                -                  -                   -

       Options cancelled during the year             (403,901)            1.33            (190,000)              2.91
                                                    ---------            -----           ---------              -----
       Options outstanding, end of year             1,437,196            $1.08           1,041,034              $1.40
                                                    =========            =====           =========              =====
       Options exercisable at end of year             871,368            $1.06             221,930              $1.15
                                                    =========            =====           =========              =====
       Weighted average fair value of
       options granted during the year                                   $ .45                                  $1.37
                                                                         =====                                  =====

The following table summarizes information about employee stock options outstanding at December 31, 2001:

                                          Options outstanding                                 Options exercisable
                           ---------------------------------------------------        ------------------------------------
                                           Weighted-average
                             Number          remaining        Weighted-average            Number          Weighted-average
       Range of exercise   outstanding      contractual       exercise price           exercisable        exercise price
             prices        at 12/31/01         life                                    at 12/31/01
       ------------------- ------------    --------------     ----------------        ---------------     ----------------
         $0.11 - $0.70         413,440      9.72 years             $0.47                 283,945               $0.60
         $1.00 - $1.50         869,623      7.66 years             $1.09                 517,290               $1.10
         $1.81 - $3.00         154,133      8.32 years             $2.65                  70,133               $2.67
                             ---------                                                   -------
                             1,437,196      8.32 years             $1.08                 871,368               $1.06
                             =========                                                   =======

The Company's employee stock options are accounted for under APB Opinion No. 25 and related interpretations. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share in 2001 and 2000 would have been increased to the pro forma amounts indicated below:


                                               2001                2000
                                           ------------        ------------
     Net loss
         As reported                       $(3,324,830)        $(4,032,240)
         Pro forma                         $(4,006,240)        $(4,226,752)

     Basic and diluted loss per share
         As reported                          $ (.59)            $ (1.20)
         Pro forma                            $ (.71)            $ (1.26)

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

The following weighted average assumptions were used:

                                        2001             2000
                                        ----             ----

Risk free interest rate                 5.3%             5.0%
Expected lives (in years)                 5                5
Expected volatility                     134%             134%
Dividend yield                            0%               0%

COMMON STOCK WARRANTS AND CERTAIN STOCK OPTIONS - A summary of common stock purchase warrant and certain stock option activity for the years ended December 31, 2001 and 2000 follows:

                                                                                           Number of
                                                                                             shares
                                                                                           ---------
    Issued during 2001
      In connection with interim financing (weighted average exercise price
           $.51 per share)                                                                   250,000
      For professional services (weighted average exercise price $.28 per share)             739,000
      In connection with the issuance of convertible notes payable (exercise price
           $.01 per share)                                                                   122,532
      In connection with the exchange of convertible notes (exercise price
           $2.00 per share)                                                                  436,748
                                                                                           ---------
                     Total issued during 2001                                              1,548,280
                                                                                           =========

    Issued during 2000
      In connection with Harvest merger (exercise price $2.55 per share)                      10,000
      In connection with interim financing (exercise price $.01 per share)                   497,500
      For consulting services (weighted average exercise price $1.35 per share)              125,000
      In connection with related party note payable (exercise price $.01 per share)           50,000
      For placement agent services in connection with issuance of convertible
           notes payable (exercise price $1.00 per share)                                     70,000
      In connection with the Exchange (exercise price $.01 per share)                        410,000
      In connection with issuance of convertible notes payable (exercise price
           $.01 per share)                                                                   441,875
      In connection with employment agreement (exercise price $.01 per share)                 75,000
                                                                                           ---------
                     Total issued during 2000                                              1,679,375
                                                                                           =========

Outstanding common stock purchase warrants and certain stock options outstanding at December 31, 2001 are as follows:


             Number                 Exercise              Expiration
             of shares                 price                   year
             ---------              -----------           --------------
                57,375                $1.25                   2002
                25,000                 2.77                   2003
                10,000                 2.55                   2005
                70,000                 1.00                   2005
               560,000                  .01                   2005
               436,748                 2.00                   2006
               311,000                 1.00                   2006
                73,500                  .13                   2006
               100,000                  .11                   2006
               456,058                  .01                   2006
            ----------
             2,099,681
            ==========

The following table summarizes the Company's common stock purchase warrant and certain stock option activity for the years ended December 31, 2001 and 2000:


                                                                                       Weighted                  Weighted
                                                                                        Average                   Average
                                                                                       Exercise                  Exercise
                                                                            2001         Price         2000        Price
                                                                         ----------   -----------   ---------   -----------

     Warrants and certain stock options outstanding, beginning of year    1,076,750       $ .32        92,205       $1.16

     Warrants and certain stock options issued during the year            1,548,280        1.46     1,679,375         .17

     Warrants and certain stock options exercised during the year          (425,349)        .01      (694,830)        .06

     Warrants and certain stock options cancelled during the year          (100,000)       1.00             -           -
                                                                          ---------       -----     ---------       -----
     Warrants and certain stock options outstanding, end of year          2,099,681       $ .69     1,076,750       $ .32
                                                                          =========       =====     =========       =====

NOTE H - RELATED PARTY TRANSACTIONS

In April 2001, the Company's founder and CEO purchased 50,000 shares of common stock pursuant to exercise of warrants for an aggregate exercise price of $500.

In connection with his employment, during July 2001, the Company issued stock options exercisable for the purchase of 100,000 shares of the Company's common stock to the founder and CEO of the Company that were fully vested and exercisable. These options have an exercise price of $.70 per share and expire during July 2011.

In connection with his employment, during November 2001, the Company issued stock options exercisable for the purchase of 32,000 shares of common stock to the founder and CEO of the Company that will vest and become exercisable one-third on each annual anniversary of the issue. These options have an exercise price of $.11 per share and expire during November 2011.

In connection with his employment, the Company issued stock options exercisable for the purchase of 100,000 shares and warrants exercisable for the purchase of 75,000 shares of common stock with a weighted average exercise price of $.58 per share during the fourth quarter of 2000 to one of its officers and directors. In addition, during the fourth quarter of 2000, this officer and his wife purchased $25,000 of the 11% convertible promissory notes and attached warrants sold in the Company's private placement.

During April 2001, this officer and his wife purchased $25,000 of the 11% convertible promissory notes and attached warrants sold in the Company's private placement. In addition, this officer exercised warrants for the purchase of 56,250 shares of common stock for an aggregate purchase price of $563.

During May 2001, this officer exchanged convertible notes in the principal amount of $50,000 plus interest for 57,617 shares of common stock and 12,500 warrants (exercisable for the purchase of 12,500 shares of common stock at $2.00 per share). These warrants expire May 31, 2006.

During August 2001, this officer purchased 5,000 shares of the Company's common stock at $.55 per share.

In connection with his employment, during October 2001, the Company granted stock options exercisable for the purchase of 137,452 shares of common stock to this officer that will vest and become exercisable on a quarterly basis over a one-year period. These options have an exercise price of $.50 per share and expire during October 2011.

In connection with his employment, during November 2001, the Company granted stock options exercisable for the purchase of 23,745 shares of common stock to this officer that will vest and become exercisable one-third on each annual anniversary of the grant date. These options have an exercise price of $.11 per share and expire during November 2011.

On August 2, 2000, the Company obtained a short-term loan of $100,000 from its founder and CEO through the issuance of a 14% promissory note. The terms of the financing additionally provided for the issuance of five-year warrants exercisable for the purchase of 50,000 shares of the Company's common stock at $.01 per share, and provided for certain registration rights. The promissory note required monthly interest payments, matured on the earlier of (i) the date which is within five days of receipt of funds by the Company of any offering raising gross proceeds to the Company of at least $1,000,000 or (ii) in three months, and was extendible for two 90-day periods upon issuance of additional warrants exercisable for the purchase of 50,000 shares of the Company's common stock exercisable at $.01 per share for each extension. In the fourth quarter of 2000, the Company's founder and CEO agreed to reduce the interest rate on the promissory note to 9% and waive the warrant provisions relating to extensions of the loan. The Company repaid $50,000 on this note during 2000 and the note was due in May 2001. In May 2001 the Company's founder and CEO agreed to a replacement note with an interest rate of 8.5% with monthly principal and interest payments and the note is due in May 2006.

During December 2000, options exercisable for the purchase of 100,000 shares of the Company's common stock were issued to the founder and CEO of the Company that will vest and become exercisable one-third on each annual anniversary of the issue. The options have an exercise price of $1.00 per share and expire during December 2010.

NOTE I - ACQUISITIONS

On February 28, 2001, the Company purchased substantially all of the assets of LawtonNet Communications (LAWTONNET), a sole proprietorship, including approximately 700 individual and business Internet access customer accounts. Pursuant to the purchase, the Company issued LAWTONNET 35,000 shares of its common stock. In addition, the Company agreed to pay LAWTONNET an amount based upon the future collected revenues received from all active LAWTONNET customers transferred at the time of closing of the purchase until the customers become inactive. During the 30 days following the closing of this purchase, advance payments totaling $30,000 were made on the future collected revenues received and were recorded as intangible assets acquired. As of December 31, 2001, $27,000 of the advance payments was earned.

On February 28, 2001, the Company purchased substantially all of the assets of Computer Concepts & Research, Inc., doing business as SONET Communications (SONET), including approximately 900 individual and business Internet access customer accounts. Pursuant to this purchase, the Company agreed to issue 30,000 shares of its common stock to SONET. In addition, the Company agreed to pay SONET an amount based upon the future collected revenues received from all active SONET customers transferred at the time of closing of this purchase until the customers become inactive. As of December 31, 2001, $53,400 had been paid from collected revenues and recorded as intangible assets acquired.

On June 15, 2001, the Company purchased substantially all of the assets of IPDatacom, a division of Higanbotham.com, LLC (IPDatacom), including approximately 400 individual and business Internet access customer accounts. Pursuant to this purchase, the Company issued IPDatacom 135,000 shares of the Company's common stock, notes payable in the aggregate principal amount of $58,500 and paid $1,500.

On November 19, 2001, the Company purchased the assets of Northeast Rural Services, a subsidiary of Northeast Oklahoma Electric Cooperative, Inc. (Rectec), a cooperative corporation, including the Internet access customers consisting approximately of 1,400 individual and business Internet access accounts, and the associated equipment in the Oklahoma cities of Adair, Jay, Pryor, Wyandotte, Leach, Colcord and Moseley. The Company paid RECTEC an aggregate amount of $92,394 of which $37,394 was paid in cash and the balance by delivery of two notes in the aggregate principal amount of $55,000.

On January 25, 2000, the Company purchased substantially all of the assets of FullNet of Tahlequah, Inc. (FOT), a corporation, including approximately 400 individual and business Internet access accounts. The Company paid FOT an aggregate amount of $97,735 of which $35,890 was paid in cash and the balance by delivery of a note for $61,845.

On February 4, 2000, the Company purchased substantially all of the assets of FullNet of Bartlesville (FOB), a sole proprietorship, including approximately 400 individual and business Internet access accounts. The Company paid FOB an aggregate amount of $178,400 by issuance of 42,744 shares of the Company's common stock (valued at $3.00 per share) and a note for $50,168. The note was paid in full in November 2000.

On February 29, 2000, the Company acquired Harvest Communications, Inc. (Harvest) pursuant to merger. Harvest had approximately 2,500 individual and business dial-up Internet access accounts, 15 wireless Internet access accounts and 35 Web hosting accounts. Pursuant to the terms of this merger-acquisition, the Company paid the shareholders of Harvest $1,912,500 by issuance of 537,500 shares of the Company's common stock (valued for purposes of the merger at $3.00 per share), delivery of a note for $175,000 and paid $125,000 in cash.

On June 2, 2000, the Company purchased substantially all of the assets of FullNet of Nowata (FON), a sole proprietorship, including approximately 300 individual and business Internet access accounts. Pursuant to this purchase, the Company agreed to pay FON an aggregate purchase price of $137,000 by issuance of 38,198 shares of the Company's common stock (valued for purposes of the acquisition at $2.33 per share) and delivery of a note for $47,950.


These acquisitions were accounted for as purchases. The aggregate purchase price has been allocated to the underlying net assets purchased or net liabilities assumed, including intangible assets, based on their estimated fair values at the respective acquisition dates. Intangible assets acquired totaled approximately $2,683,000, which are being amortized over the estimated periods benefited of two to five years. Prior to the acquisitions, each of FOT, FOB, FON and Harvest was a customer of the Company.

The unaudited pro forma combined historical results, as if the entities listed above had been acquired at the beginning of the period presented, are included in the table below.

                                                          Year ended
                                             ----------------------------------
                                                  2001              2000 (1)
                                             --------------    ----------------
Revenue                                       $  2,511,000       $  2,046,000
Net loss                                      $ (3,323,000)      $ (4,137,000)
Basic and diluted loss per share              $       (.58)      $      (1.20)

(1) excludes acquisitions completed in 2001 because such pro forma information was not practicable to determine.

The pro forma results above include amortization of intangible assets acquired and interest expense on debt assumed or issued to finance the acquisitions. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

NOTE J - COMMITMENTS AND CONTINGENCIES

Advisory Agreements

The Company entered into two separate agreements with an investment banker for investment banking and financial services. A summary of the details of the agreements follows.

The first agreement was for financial services and had a term of September 1, 1999 through August 31, 2000. If the investment banker completed a private placement for the Company, it would receive 8.5% of the dollar value of the transaction. If the investment banker closed a debt financing for the Company, it would receive a 5% transaction fee. As of August 31, 2000, the investment banker had closed debt transactions aggregating $450,000, resulting in $22,500 of debt financing fees.

The second agreement was for financial advisory and merger/acquisition services and also had a term of September 1, 1999 through August 31, 2000. The fee for the advisory services was $5,000 per month plus expenses (up to $5,000 per month) and 100,000 shares of the Company's common stock (see Note G). Additionally, this agreement called for merger/acquisition services. The cost for this service was $2,500 per month plus expenses (up to $5,000 per month) and a scaled percentage of any completed acquisition (see Note I). As of August 31, 2000, the Company had completed four merger/acquisition transactions and paid approximately $68,000 in percentage-based fees.

Operating Leases

The Company leases certain office facilities, equipment and phone lines used in its operations under operating leases expiring at various dates through 2009, which provide for payments as follows:

Year ending December 31
     2002                         $  309,019
     2003                            158,101
     2004                            160,573
     2005                            161,457
     2006                             22,564
     Thereafter                      680,855
                                  ----------
                                  $1,492,569
                                  ==========

Rental expense for all operating leases for the years ended December 31, 2001 and 2000 was approximately $408,000 and $496,000, respectively.

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments are held for purposes other than trading. The estimated fair value of notes payable is the discounted amount of future cash flows using the estimated current rate for similar borrowings.

                                                         2001                       2000
                                            ----------------------------  ---------------------------
                                              Carrying           Fair      Carrying          Fair
                                               amount           value       amount          value
                                            ------------      ----------  ----------      -----------
       Financial liabilities
           Notes payable                     $1,416,000       $1,246,000  $2,427,000     $2,272,000


NOTE L - EXTRAORDINARY ITEM

In the fourth quarter of 2000, the Company exchanged interim financing notes payable with a face value of $1,005,000 and a carrying value of $882,000 for $1,005,000 of convertible notes payable and 661,250 common stock purchase warrants (see Note E). This event was accounted for as an extinguishment of the interim financing notes payable and the Company recorded a loss on extinguishment of debt of $529,158. Such loss is presented in the consolidated statement of operations as an extraordinary item.

NOTE M - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

NOTE N - SIGNIFICANT CUSTOMER

During the years ended December 31, 2001 and 2000, the Company had one customer that comprised approximately 26% and 11%, respectively, of total revenues.

                                    EXHIBIT
                                     INDEX
                                    -------

Exhibit
Number                             Exhibit
-------                            -------
  3.1# Certificate of Incorporation, as amended (filed as Exhibit 2.1 to Registrant's Registration Statement on
            Form 10-SB, file number 000-27031 and incorporated herein by reference).

  3.2# Bylaws (filed as Exhibit 2.2 to Registrant's Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).

  4.1# Specimen Certificate of Registrant's Common Stock (filed as Exhibit 4.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).

  4.2# Certificate of Correction to the Amended Certificate of Incorporation and the Ninth Section of the Certificate of Incorporation (filed as Exhibit 2.1 to Registrant's Registration Statement on form 10-SB, file number 000-27031 and incorporated by reference).

  4.3#      Certificate of Correction to Articles II and V of
            Registrant's Bylaws (filed as Exhibit 2.1 to Registrant's Registration Statement on Form 10-SB, file number
            000-27031 and incorporated herein by reference).

  4.4# Form of Warrant Agreement for Interim Financing in the amount of $505,000 (filed as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

  4.5# Form of Warrant Certificate for Florida Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.2 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

  4.6# Form of Promissory Note for Florida Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.3 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

  4.7# Form of Warrant Certificate for Georgia Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.4 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

  4.8# Form of Promissory Note for Georgia Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.5 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

  4.9# Form of Warrant Certificate for Illinois Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.6 to Registrant's Quarterly Report on Form
            10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

 4.10# Form of Promissory Note for Illinois Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.7 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

 4.11# Form of Warrant Agreement for Interim Financing in the amount of $500,000 (filed as Exhibit 4.8 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

 4.12# Form of Warrant Certificate for Interim Financing in the amount of $500,000 (filed as Exhibit 4.9 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

 4.13# Form of Promissory Note for Interim Financing in the amount of $500,000 (filed as Exhibit 4.10 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

 4.14#      Form of Convertible Promissory Note for September 29,
            2000, private placement (filed as Exhibit 4.13 to Registrant's Form 10-KSB for the fiscal year ended
            December 31, 2000 and incorporated herein by reference).

 4.15# Form of Warrant Agreement for September 29, 2000, private placement (filed as Exhibit 4.13 to Registrant's Form
            10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference).

 4.16#      Form of 2001 Exchange Warrant Agreement (filed as Exhibit
            4.16 to Registrant's Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference).

 4.17#      Form of 2001 Exchange Warrant Certificate (filed as
            Exhibit 4.17 to Registrant's Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference).

 10.1# Financial Advisory Services Agreement between the Company and National Securities Corporation, dated September 17, 1999 (filed as Exhibit 10.1 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).

 10.2# Lease Agreement between the Company and BOK Plaza Associates, LLC, dated December 2, 1999 (filed as Exhibit 10.2 to Registrant's
            Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).

 10.3# Interconnection agreement between Registrant and Southwestern Bell dated March 19, 1999 (filed as Exhibit
            6.1 to Registrant's Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).

 10.4# Stock Purchase Agreement between the Company and Animus Communications, Inc. (filed as Exhibit 6.2 to Registrant's Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).

 10.5# Registrar Accreditation Agreement effective February 8, 2000, by and between Internet Corporation for Assigned Names and Numbers and FullWeb, Inc. d/b/a FullNic f/k/a Animus Communications, Inc. (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).

 10.6# Master License Agreement For KMC Telecom V, Inc., dated June 20, 2000, by and between FullNet Communications, Inc. and KMC Telecom V, Inc. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).

 10.7# Domain Registrar Project Completion Agreement, dated May 10, 2000, by and between FullNet Communications, Inc., FullWeb, Inc. d/b/a FullNic and Think Capital (filed as
            Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).

 10.8# Amendment to Financial Advisory Services Agreement between Registrant and National Securities Corporation, dated April 21, 2000 (filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).

 10.9# Asset Purchase Agreement dated June 2, 2000, by and between FullNet of Nowata and FullNet Communications, Inc. (filed as Exhibit 99.1 to Registrant's Form 8-K filed on June 20, 2000 and incorporated herein by reference).

 10.10 Asset Purchase Agreement dated February 4, 2000, by and between FullNet of Bartlesville and FullNet
            Communications, Inc. (filed as Exhibit 2.1 to
            Registrant's Form 8-K filed on February 18, 2000 and incorporated herein by reference).

 10.11# Agreement and Plan of Merger Among FullNet Communications, Inc., FullNet, Inc. and Harvest Communications, Inc. dated February 29, 2000 (filed as Exhibit 2.1 to Registrant's Form 8-K filed on March 10, 2000 and incorporated herein by reference).

 10.12# Asset Purchase Agreement dated January 25, 2000, by and between FullNet of Tahlequah, and FullNet Communications, Inc. (filed as Exhibit 2.1 to Registrant's Form 8-K filed on February 9, 2000 and incorporated herein by reference).

 10.13#     Promissory Note dated August 2, 2000, issued to Timothy
            J. Kilkenny (filed as Exhibit 10.13 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.14#     Warrant Agreement dated August 2, 2000, issued to Timothy
            J. Kilkenny (filed as Exhibit 10.14 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.15#     Warrant Certificate dated August 2, 2000 issued to
            Timothy J. Kilkenny (filed as Exhibit 10.15 to
            Registrant's Form 10-KSB for the fiscal year ended
            December 31, 2000).

 10.16# Stock Option Agreement dated December 8, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.16 to
            Registrant's Form 10-KSB for the fiscal year ended
            December 31, 2000).

 10.17#     Warrant Agreement dated November 9, 2000, issued to Roger
            P. Baresel (filed as Exhibit 10.17 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.18#     Warrant Agreement dated December 29, 2000, issued to
            Roger P. Baresel (filed as Exhibit 10.18 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.19# Stock Option Agreement dated February 29, 2000, issued to Wallace L Walcher (filed as Exhibit 10.19 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.20# Stock Option Agreement dated February 17, 1999, issued to Timothy J. Kilkenny (filed as Exhibit 3.1 to Registrant's Registration Statement on Form 10-SB, file number
            000-27031 and incorporated herein by reference).

 10.21# Stock Option Agreement dated October 19, 1999, issued to Wesdon C. Peacock (filed as Exhibit 10.21 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.22# Stock Option Agreement dated April 14, 2000, issued to Jason C. Ayers (filed as Exhibit 10.22 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.23# Stock Option Agreement dated May 1, 2000, issued to B. Don Turner (filed as Exhibit 10.23 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.24# Form of Stock Option Agreement dated December 8, 2000, issued to Jason C. Ayers, Wesdon C. Peacock, B. Don
            Turner and Wallace L. Walcher (filed as Exhibit 10.24 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.25#     Warrant Certificate Dated November 9, 2000, issued to
            Roger P. Baresel (filed as Exhibit 10.25 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.26#     Warrant Certificate Dated November 9, 2000, issued to
            Roger P. Baresel (filed as Exhibit 10.26 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.27# Warrant Certificate Dated December 29, 2000, issued to Roger P. Baresel (filed as Exhibit 10.27 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.28# Stock Option Agreement dated October 13, 2000, issued to Roger P. Baresel (filed as Exhibit 10.28 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.29# Stock Option Agreement dated October 12, 1999, issued to Travis Lane (filed as Exhibit 10.29 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.30# Promissory Note dated January 5, 2001, issued to Generation Capital Associates (filed as Exhibit 10.30 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.31# Placement Agency Agreement dated November 8, 2000 between FullNet Communications, Inc. and National Securities Corporation (filed as Exhibit 10.31 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000).

 10.32* Promissory Note dated January 25, 2000, issued to Fullnet of Tahlequah, Inc.

 10.33*     Promissory Note dated February 7, 2000, issued to David Looper

 10.34*     Promissory Note dated February 29, 2000, issued to
            Wallace L. Walcher.

 10.35*     Promissory Note dated June 2, 2000, issued to Lary Smith.

 10.36*     Promissory Note dated June 15, 2001, issued to higganbotham.
            com L.L.C.

 10.37* Promissory Note dated November 19, 2001, issued to Northeast Rural Services.

 10.38* Promissory Note dated November 19, 2001, issued to Northeast Rural Services.

 22.1*      Subsidiaries of the Registrant.

         -----------------------------
         #    Incorporated by reference.
         *    Filed herewith.