Form 10QSB
period 2002-03-31
FULLNET COMMUNICATIONS INC
filed 2002-05-13
CIK 1092570

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________



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

       201 Robert S. Kerr Avenue, Suite 210,Oklahoma City, Oklahoma 73102
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (405) 236-8200
                                 --------------
                           (Issuer's telephone number)




CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

The number of shares outstanding of the Issuer's Common Stock, $.00001 par value, as of May 8, 2002 was 6,673,450.

Transitional Small Business Disclosure Format (Check one):   YES [ ]  NO  [X]

                                  FORM 10-QSB

                               TABLE OF CONTENTS




                                                                                                                       Page
PART I.         FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets - March 31, 2002 (Unaudited) and December 31, 2001 .....................    3

                Consolidated Statements of Operations - Three months ended March 31, 2002 and 2001
                (Unaudited).........................................................................................    4

                Consolidated Statement of Stockholders' Deficit  - Three months ended March 31, 2002
                (Unaudited).........................................................................................    5

                Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and 2001
                (Unaudited).........................................................................................    6

                Notes to Consolidated Financial Statements
                (Unaudited).........................................................................................    8

        Item 2. Management's Discussion and Analysis or Plan of Operation...........................................   12

PART II.        OTHER INFORMATION

        Item 2. Changes in Securities and Use of Proceeds...........................................................   19

        Item 4. Submission of Matters to a Vote of Security Holders.................................................   19

        Item 6. Exhibits and Reports on Form 8-K....................................................................   19

        Signatures..................................................................................................   23

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  ASSETS                                           MARCH 31,     DECEMBER 31,
                                                                                     2002           2001
                                                                                  (Unaudited)
CURRENT ASSETS
     Cash                                                                         $     2,293    $    56,575
     Accounts receivable, net                                                         120,944        189,369
     Prepaid expenses and other current assets                                         75,746         90,286
                                                                                  -----------    -----------

                    Total current assets                                              198,983        336,230

PROPERTY AND EQUIPMENT, net                                                         1,067,046      1,152,565

INTANGIBLE ASSETS, net                                                                832,654        954,852

OTHER ASSETS                                                                           34,637         42,875
                                                                                  -----------    -----------

TOTAL                                                                             $ 2,133,320    $ 2,486,522
                                                                                  ===========    ===========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable - trade                                                     $   447,119    $   518,306
     Accrued and other current liabilities                                            298,442        265,613
     Notes payable, current portion                                                   538,265        549,219
     Capital lease obligations, current portion                                        54,260         55,537
     Deferred revenue                                                                 435,367        468,645
                                                                                  -----------    -----------

                    Total current liabilities                                       1,773,453      1,857,320

NOTES PAYABLE, less current portion                                                   844,324        866,366

CAPITAL LEASE OBLIGATIONS, less current portion                                        18,786         30,693

OTHER                                                                                 151,649        126,786

STOCKHOLDERS' DEFICIT
     Common stock - $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 6,592,878 shares in 2002
           and 6,592,878 shares in 2001                                                    66             66
     Common stock issuable, 68,757 in 2002 and 56,942 shares in 2001                   57,596         45,781
     Additional paid-in capital                                                     7,990,562      7,964,091
     Accumulated deficit                                                           (8,703,116)    (8,404,581)
                                                                                  -----------    -----------

                    Total stockholders' deficit                                      (654,892)      (394,643)
                                                                                  -----------    -----------

TOTAL                                                                             $ 2,133,320    $ 2,486,522
                                                                                  ===========    ===========

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                       --------------------------------
                                                       MARCH 31, 2002    MARCH 31, 2001
                                                       --------------    --------------
REVENUES
        Access service revenues                        $      403,086    $      307,950
        Co-location and other revenues                        215,268           224,984
                                                       --------------    --------------

                 Total revenues                               618,354           532,934


OPERATING COSTS AND EXPENSES
        Cost of access service revenues                       261,431           171,580
        Cost of co-location and other revenues                 23,830            18,246
        Selling, general and administrative expenses          373,965           775,631
        Depreciation and amortization                         175,702           226,854
                                                       --------------    --------------

                 Total operating costs and expenses           834,928         1,192,311
                                                       --------------    --------------


LOSS FROM OPERATIONS                                         (216,574)         (659,377)

INTEREST EXPENSE                                              (81,961)         (252,323)
                                                       --------------    --------------

NET LOSS                                               $     (298,535)   $     (911,700)
                                                       ==============    ==============

Net loss per common share
     Basic and Diluted                                 $         (.04)   $         (.22)
                                                       ==============    ==============

Weighted average number of common shares outstanding
     Basic and diluted                                      6,659,666         4,114,858
                                                       ==============    ==============

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                        THREE MONTHS ENDED MARCH 31, 2002


                                                      Common stock        Common
                                                   ---------------------   stock      Additional      Accumulated
                                                    Shares     Amount     issuable   paid-in capital    Deficit         Total
                                                   ---------- ---------- ----------- --------------- -------------- ---------------
Balance at January 1, 2002                         6,592,878     $   66     $45,781      $7,964,091   $(8,404,581)     $(394,643)

Intrinsic value of beneficial conversion feature
   on debt                                                --         --          --          26,471             --         26,471

Common stock issuable in payment of accrued
interest                                                  --         --      11,815              --             --         11,815

Net loss                                                  --         --          --              --      (298,535)      (298,535)
                                                   ---------     ------     -------      ----------   -----------      ---------

Balance at March 31, 2002                          6,592,878     $   66     $57,596      $7,990,562   $(8,703,116)     $(654,892)
                                                   =========     ======     =======      ==========   ===========      =========

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                       ----------------------------------
                                                                                        MARCH 31, 2002    MARCH 31, 2001
                                                                                       ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                          $      (298,535)   $      (911,700)
     Adjustments to reconcile net loss to net cash used in operating activities
          Depreciation and amortization                                                        175,702            226,854
          Options and warrants issued for services                                                  --            284,913
          Amortization of discount and costs relating to financing                              34,104            136,194
          Accrued interest converted to equity                                                  11,815                 --
          Loss on sale of assets                                                                21,311                 --
          Provision for uncollectible accounts receivable                                       (2,983)            13,056
          Net (increase) decrease in
               Accounts receivable                                                              71,408             (4,323)
               Prepaid expenses and other current assets                                        14,540              4,893
               Other assets                                                                      3,939              1,750
          Net increase (decrease) in
               Accounts payable - trade                                                        (71,187)           146,152
               Accrued and other liabilities                                                    47,732             47,383
               Deposits                                                                          9,960                 --
               Deferred Revenue                                                                (33,278)            91,905
                                                                                       ---------------    ---------------

                    Net cash (used in) provided by operating activities                        (15,472)            37,077

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                        (2,268)          (213,335)
     Proceeds from sale of property and equipment, net of closing costs                         12,972                 --
     Acquisitions of businesses, net of cash acquired                                               --            (33,915)
                                                                                       ---------------    ---------------

                    Net cash provided by (used in) investing activities                         10,704           (247,250)

CASH FLOWS FROM FINANCING ACTIVITIES
     Deferred offering costs                                                                        --             10,750
     Principal payments on borrowings under notes payable                                      (34,178)           (49,967)
     Principal payments on note payable to related party                                        (2,152)                --
     Proceeds from issuance of interim financing and warrants, net of offering costs                --            225,000
     Proceeds from issuance of convertible notes payable                                            --            100,000
     Convertible debt issue costs                                                                   --            (14,336)
     Proceeds from exercise of warrants                                                             --              1,825
     Principal payments on capital lease obligations                                           (13,184)            (4,329)
                                                                                       ---------------    ---------------

                    Net cash (used in) provided by financing activities                        (49,514)           268,943
                                                                                       ---------------    ---------------

NET (DECREASE) INCREASE IN CASH                                                                (54,282)            58,770
Cash at beginning of year                                                                       56,575             13,150
                                                                                       ---------------    ---------------
Cash at end of year                                                                    $         2,293    $        71,920
                                                                                       ===============    ===============

                                                                     (continued)

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                              THREE MONTHS ENDED
                                                                       ---------------------------------
                                                                       MARCH 31, 2002    MARCH 31, 2001
                                                                       ---------------   ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                 $        25,066   $        39,145

NONCASH INVESTING AND FINANCING ACTIVITIES
Net carrying value of debt converted to equity                                      --                --
Assets acquired through issuance of capital lease                                   --            84,613
Conversion of acquisition notes payable to convertible notes payable                --           232,944
Conversion of trade payable to convertible note payable                             --            94,680
Assets financed through accounts payable                                            --            15,388

LawtonNet Asset Purchase
     Fair value of common stock issuance                               $            --   $        35,000
     Fair value of intangible assets                                                --           (55,000)
                                                                       ---------------   ---------------
     Cash paid to purchase LawtonNet assets                            $            --   $       (20,000)
                                                                       ===============   ===============

Sonet Asset Purchase
     Fair value of assets acquired                                     $            --   $       (11,516)
     Fair value of common stock issuable                                            --            30,000
     Fair value of intangible assets                                                --           (32,399)
                                                                       ---------------   ---------------
     Cash paid to purchase Sonet assets                                $            --   $       (13,915)
                                                                       ===============   ===============

                                                                     (concluded)

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       UNAUDITED INTERIM FINANCIAL STATEMENTS

         The unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2001.

         The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2002. Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.

 2.      USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

3.       LOSS PER COMMON SHARE

         Loss per common share is calculated based on the weighted average number of shares outstanding during the period, including common shares issuable without additional consideration. Basic and diluted loss per share were the same for each period in 2002 and 2001 because the outstanding convertible notes payable, stock options and warrants were not dilutive.

4.       NOTES PAYABLE

         On January 5, 2001, the Company obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible notes payable. On March 31, 2001, the principal balance of the note was increased to $320,000 and the due date was extended to July 31, 2001. Subsequently, the due date was extended until December 31, 2001. Through March 31, 2002, the Company had made aggregate payments of principal and interest of $35,834 on this loan. Pursuant to the terms of this loan the balance was due on December 31, 2001 and the Company has not made payment nor negotiated an extension of the note and the lender has not made any demands.

         During February 2001, the Company received $100,000 of subscriptions to the Company's private placement offering of convertible notes payable. These notes bear interest at an annual rate of 12.5%, as adjusted, and become due three years following issuance. These notes are convertible into the Company's common stock at the rate of one share of common stock for each $1.00, subject to adjustment under certain circumstances, of principal and accrued unpaid interest at the option of the holders.

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

         Pursuant to the provisions of the convertible notes payable, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.75 per share on March 15, 2002 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible notes payable and underlying warrants on March 15, 2002. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At March 31, 2002, the outstanding principal and interest of the convertible notes payable was $534,033.

5.       ACQUISITIONS

         On February 28, 2001, the Company purchased substantially all of the assets of LawtonNet Communications (LAWTONNET), a sole proprietorship, including approximately 700 individual and business Internet access customer accounts. Pursuant to the purchase, the Company issued LAWTONNET 35,000 shares of its common stock. In addition, the Company agreed to pay LAWTONNET an amount based upon the future collected revenues received from all active LAWTONNET customers transferred at the time of closing of the purchase until the customers become inactive. During the 30 days following the closing of this purchase, advance payments totaling $30,000 were made on the future collected revenues received and were recorded as intangible assets acquired. As of March 31, 2002, $29,100 of the advance payments was earned.

         On February 28, 2001, the Company purchased substantially all of the assets of Computer Concepts & Research, Inc., doing business as SONET Communications (SONET), including approximately 900 individual and business Internet access customer accounts. Pursuant to this purchase, the Company agreed to issue 30,000 shares of its common stock to SONET. In addition, the Company agreed to pay SONET an amount based upon the future collected revenues received from all active SONET customers transferred at the time of closing of this purchase until the customers become inactive. As of March 31, 2002, $57,300 had been paid from collected revenues and recorded as intangible assets acquired.

         These acquisitions were accounted for as purchases. The aggregate purchase price has been allocated to the underlying net assets purchased or net liabilities assumed, including intangible assets which consist primarily of acquired customer bases and covenants not to compete, based on their estimated fair values at the respective acquisition dates. Intangible assets acquired totaled approximately $107,547, which are being amortized based on decreases of acquired customer base.

6.       COMMON STOCK OPTIONS AND WARRANTS

         The following table summarizes the Company's employee stock option activity for the three months ended March 31, 2002:

                                         Three Months Ended  Weighted Average
                                           March 31, 2002    Exercise Price
                                           --------------    --------------
Options outstanding, beginning of period        1,437,196    $         1.08

Options issued during the period                  243,000               .05

Options cancelled during the period              (143,000)             1.11
                                           --------------    --------------

Options outstanding, end of period              1,537,196    $          .91
                                           ==============    ==============

         The following table summarizes the Company's common stock purchase warrant and certain stock option activity for the three months ended March 31, 2002:

                                                        Three Months Ended           Weighted Average
                                                          March 31, 2002              Exercise Price
                                                        ------------------           --------------
Warrants and certain stock options outstanding,
beginning and end of period                                 2,099,681                   $     .69
                                                            =========                   =========

7.         RECENTLY ADOPTED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The provisions of 142 provide that goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, not be amortized and, effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization. The statement also provides that upon initial application the useful lives of previously recognized intangible assets be reassessed and remaining amortization periods adjusted accordingly.

         The Company's previously recognized intangible assets consist primarily of customer bases and covenants not to compete relating to those customer bases. Upon initial application of SFAS 142 as of January 1, 2002, the Company reassessed useful lives and began amortizing these intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Management believes that such amortization reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

         The following information presents net loss for all periods presented as adjusted to reflect adjustments for changes in amortization periods for the Company's intangible assets pursuant to SFAS 142:

                                         Three Months Ended   Three Months Ended
                                           March 31, 2002      March 31, 2001
                                          ----------------    ----------------
Reported net loss                         $       (298,535)   $       (911,700)
Adjust: Intangible amortization                         --            (123,263)
                                          ----------------    ----------------

Adjusted net income                       $       (298,535)   $     (1,034,963)
                                          ================    ================

Basic and diluted loss per common share
   Reported net loss                      $           (.04)   $           (.22)
   Intangible amortization                              --                (.03)
                                          ----------------    ----------------

   Adjusted net income                    $           (.04)   $           (.25)
                                          ================    ================

8.       MANAGEMENT'S PLANS

         The Company sustained substantial net losses through March 31, 2002. In addition, at March 31, 2002, current liabilities exceed current assets by $1,574,470.

         The ability of the Company to continue as a going concern is dependent upon continued operations of the Company, that in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to achieve the objectives of its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         The Company's business plan includes, among other things, expansion of its Internet access services through mergers and acquisitions and the development of its web hosting and co-location services. Execution of the Company's business plan will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Current cash balances will not be sufficient to fund the Company's current business plan beyond the next few months. As a consequence, the Company is currently seeking additional convertible debt or equity financing as well as the placement of a credit facility to fund the Company's liquidity. There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion is qualified in its entirety by the more detailed information in our Form 10-KSB and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2001 (collectively referred to as the "Disclosure Documents"). Certain forward-looking statements contained herein and in such Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained herein represent our judgment as of the date hereof. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this report include our subsidiaries: FullNet, Inc. ("FullNet"), FullTel, Inc. ("FullTel") and FullWeb, Inc. ("FullWeb").

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

         In 1997 we continued our focus on being a backbone provider by upgrading and acquiring more equipment. We also started offering our own Internet service provider brand access and services to our wholesale customers. As of March 31, 2002, there was one Internet service provider in Oklahoma that used the FullNet brand name for whom we provide the backbone to the Internet. There was also one Internet service provider that used a private label brand name, for whom we are its access backbone and provide on an outsource basis technical support, systems management and operation. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to over 100 businesses in Oklahoma.

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

         With the incorporation of FullTel and the acquisition of FullWeb, our current business strategy is to become the dominant integrated communications provider in Oklahoma and surrounding states, focusing on rural areas. We expect to grow through the acquisition of additional customers for our carrier-neutral co-location space, the acquisition of Internet service providers and network solutions providers, as well as through a FullNet brand marketing campaign. During the years ended 2000 and 2001, we completed eight separate acquisitions of Internet service provider companies, with customers in the Oklahoma cities of Tahlequah, Bartlesville, Enid, Nowata, Lawton, Oklahoma City, Adair, Jay Pryor, Wyandotte, Leach, Colcord and Moseley.

         During the month of February 2000, our common stock began trading on the NASD Electronic Bulletin Board under the symbol FULO. While our common stock trades on the NASD Electronic Bulletin Board, it is very thinly traded, and there can be no assurance that stockholders will be able to sell their shares should they so desire. Any market for the common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the market price may be volatile.

         In June 2000, we began providing co-location services to KMC Telecom V, Inc. ("KMC"), a facilities-based competitive local exchange carrier pursuant to an agreement that ends on January 31, 2004. Under the terms of this agreement, we receive $44,500 per month to provide co-location and support services for KMC's telecommunications equipment at our network operations center in Oklahoma City, Oklahoma. We completed our network operations center during the first quarter of 2001. KMC moved into our network operations center and began making payments during the third quarter of 2000. We plan to market additional carrier neutral co-location solutions in our network operations center to other competitive local exchange carriers, Internet service providers and web-hosting companies.

         Our co-location facility is carrier neutral, allowing customers to choose among competitive offerings rather than being restricted to one carrier. Our network operations center is Telco-grade and provides customers a high level of operative reliability and security. We offer flexible space arrangements for customers, 24-hour onsite support with both battery and generator backup.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2002 and 2001:

                                               -------------------------------------------------------------
                                                                    THREE MONTHS ENDED
                                               -------------------------------------------------------------
                                                        MARCH 31, 2002               MARCH 31, 2001
                                               ----------------------------     ----------------------------
                                                 AMOUNT          PERCENT           AMOUNT         PERCENT
                                               ------------    ------------     ------------    ------------
Revenues:
Access service revenues                        $    403,086            65.2%    $    307,950            57.8%
  Co-location and other revenues                    215,268            34.8          224,984            42.2
                                               ------------    ------------     ------------    ------------
Total revenues                                      618,354           100.0          532,934           100.0

Cost of access service revenues                     261,431            42.3          171,580            32.2
Cost of co-location and other revenues               23,830             3.9           18,246             3.4
Selling, general and administrative expenses        373,965            60.4          775,631           145.5
Depreciation and amortization                       175,702            28.4          226,854            42.6
                                               ------------    ------------     ------------    ------------
Total operating costs and expenses                  834,928           135.0        1,192,311           223.7
                                               ------------    ------------     ------------    ------------

Loss from operations                               (216,574)          (35.0)        (659,377)         (123.7)

Interest expense                                    (81,961)          (13.3)        (252,323)          (47.3)
                                               ------------    ------------     ------------    ------------
Net loss                                       $   (298,535)          (48.3)%   $   (911,700)         (171.0)%
                                               ============    ============     ============    ============

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Revenues

         Access service revenues increased $95,136 or 30.9% to $403,086 for the three-month period ended March 31, 2002 over $307,950 for the same period in 2001. This increase was the result of the acquisition of four Internet service providers during 2001, that accounted for an increase in dial-up Internet access revenue of approximately $109,221.

         Co-location and other revenues decreased $9,716 or 4.3% to $215,268 for the three-month period ended March 31, 2002 from $224,984 for the same period in 2001. This decrease was attributable to a decrease in web hosting and network solutions sales of $12,763 offset primarily by an increase in co-location services of $4,131 for the period ended March 31, 2002 compared to the same period in 2001. We do not actively market network solutions sales and consulting, and typically make such sales only to our existing customers.

Operating Costs and Expenses

         Cost of access service revenues increased $89,851 or 52.4% to $261,431 for the three-month period ended March 31, 2002 from $171,580 for the same period in 2001, primarily due to the increased costs of providing Internet access in Lawton, Oklahoma City, Adair, Jay, Pryor, Wyandotte, Leach, Colcord and Moseley relating to the acquisition of Internet service providers in those towns during 2001.

         Cost of co-location and other revenues increased $5,584 or 30.6% to $23,830 for the period ended March 31, 2002 over $18,246 for the period ended March 31, 2001. This increase was primarily due to an increase in cost of equipment related to co-location services.

         Selling, general and administrative expenses decreased $401,666 or 51.8% to $373,965 for the period ended March 31,2002 from $775,631 for the period ended March 31, 2001. This decrease was primarily due to decreases in professional fees and employee costs. Professional fees decreased $329,645 during the period ended March 31, 2002 compared to the same period in 2001. Professional fees include legal, accounting, investment banking and consulting fees. Employee costs decreased $49,451 for the period ended March 31, 2002 from the same period in 2001 primarily due to a decrease in the number of employees to 23 during the period ended March 31, 2002 from 28 during the period ended March 31, 2001. Advertising, rent and travel and meals decreased $8,825, $16,118 and $8,097, respectively, for the period ended March 31, 2002 from the comparable period in 2001. We incurred a loss on sale of assets of $21,311 during the period ended March 31, 2002. Selling, general and administrative expenses as a percentage of total revenues decreased to 60.4% during 2002 from 145.5% during 2001.

         Depreciation and amortization expense decreased $51,152 or 22.5% to $175,702 for the period ended March 31, 2002 from $226,854 for the period ended March 31, 2001. In January 2002, upon initially applying SFAS 142 we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the periods ended March 31, 2002 and 2001 relating to intangible assets was $122,197 and $163,968, respectively. Fixed asset depreciation decreased $9,382 for the period ended March 31,2002 compared to the same period in 2001 primarily due to fixed assets becoming fully depreciated.

Interest Expense

         Interest expense decreased $170,362 or 67.5% to $81,961 for the period ended March 31, 2002 from $252,323 for the period ended March 31, 2001. This decrease was primarily attributable to the elimination of $463,095 of the loan discount associated with our interim financing issued with warrants and the future amortization of this discount. The elimination of the loan discount occurred in May 2001 as a result of the exchange of our common stock and warrants for our interim financing debt in the recorded amount of $1,283,893 (face amount of $1,746,988).

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, we had a deficit working capital of $1,574,470, while at December 31, 2001 we had a deficit working capital of $1,521,090. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

         Cash used in operations was $15,472 for the three months ended March 31, 2002. This was a decrease from cash provided by operations of $37,077 for the three months ended March 31, 2001. As of March 31, 2002, we had $2,293 in cash and $1,773,453 in current liabilities, including $435,367 of deferred revenues that will not require settlement in cash.

         Cash provided by the sales of equipment was $12,972 for the three months ended March 31, 2002. Cash used in investing activities was $247,250 for the three months ended March 31,2001. The cash used during 2001 was primarily related to leasehold improvements for our new office space and construction on our network operations center, which was completed during the first quarter 2001 and capital expenditures related to business acquisitions.

         Net cash used for principal payments on notes payable and capital lease obligations was $49,514 for the three months ended March 31, 2002. Net cash provided by financing activities was $268,943 for the three months ended March 31, 2001. The cash provided in 2001 was due primarily to the issuance of interim notes payable and the sale of convertible promissory notes payable.

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

         o the purchase and installation of telephone switches in Oklahoma, Arkansas and Kansas

         o purchase and installation of broadband Internet access equipment

         o        mergers and acquisitions

         o further development of operations support systems and other automated back office systems

         As our cost of developing new networks and services, funding other strategic initiatives and operating our business will depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will vary from expected amounts, very likely to a material degree, and that such variations are likely to affect our future capital requirements. Current cash balances as of May 13, 2002 will not be sufficient to fund our current business plan beyond a few months. As a consequence, we are currently seeking additional convertible debt and/or equity financing as well as the placement of a credit facility to fund our liquidity needs. There is no assurance that we will be able to raise additional capital on satisfactory terms or at all.

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

         There is no assurance that we will be successful in developing and maintaining a level of cash flow from operations sufficient to permit us to pay the principal of, and interest and any other payments on, outstanding indebtedness. If we are unable to generate sufficient cash flows from operations to service our indebtedness, we may have to modify our growth plans, limit our capital expenditures, restructure or refinance our indebtedness or seek additional capital or liquidate our assets. There is no assurance (i) that any of these strategies could be effectuated on satisfactory terms, if at all, or
(ii) that any such strategy would yield sufficient proceeds to service our debt or otherwise adequately fund operations.

FINANCING ACTIVITIES

         On January 1, 2002, we issued 11,815 shares of common stock in payment of $11,815 accrued interest on a portion of our convertible debt.

         On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. On March 31, 2001, the principal balance of the note was increased to $320,000 and the due date was extended to July 31, 2001. Subsequently, the due date was extended until December 31, 2001. Through March 31, 2002, we had made aggregate payments of principal and interest of $35,834 on this loan. Pursuant to the terms of this loan the balance was due on December 31, 2001 and we have not made payment nor negotiated an extension of the note and the lender has not made any demands.

         During February 2001, we received $100,000 of proceeds from our private placement offering of convertible notes payable. These notes bear interest at an annual rate of 12.5%, as adjusted, and become due three years following issuance. These notes are convertible into our common stock at the rate of one share of common stock for each $1.00, subject to adjustment under certain circumstances, of principal and accrued unpaid interest at the option of the holders.

         During February 2001, we converted accounts payable of $94,680 to a note with terms substantially equivalent to the terms of our convertible notes payable.

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

         Pursuant to the provisions of the convertible notes payable, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.75 per share on March 15, 2002 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible notes payable and underlying warrants on March 15, 2002. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At March 31, 2002, the outstanding principal and interest of the convertible notes payable was $534,033.

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

         In January 2002, upon initially applying SFAS 142 we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the periods ended March 31, 2002 and 2001 relating to intangible assets was $122,197 and $163,968, respectively.

                            PART II-OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 1, 2002, we issued 11,815 shares of common stock in payment of $11,815 accrued interest on a portion of our convertible debt. This offering was pursuant to Rule 506 of Regulation D of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibits are filed as part of this Report:

  Exhibit
   Number                         Exhibit
  -------                         -------
     3.1       Certificate of Incorporation, as amended (filed as Exhibit 2.1 to
               Registrant's Registration Statement on Form 10-SB, file number
               000-27031 and incorporated herein by reference).                      #

     3.2       Bylaws (filed as Exhibit 2.2 to Registrant's Registration
               Statement on Form 10-SB, file number 000-27031 and incorporated
               herein by reference)                                                  #

     4.1       Specimen Certificate of Registrant's Common Stock (filed as
               Exhibit 4.1 to the Company's Form 10-KSB for the fiscal year
               ended December 31, 1999, and incorporated herein by reference).       #

     4.2       Certificate of Correction to the Amended Certificate of
               Incorporation and the Ninth Section of the Certificate of
               Incorporation (filed as Exhibit 2.1 to Registrant's Registration
               Statement on form 10-SB, file number 000-27031 and incorporated
               by reference).                                                        #

     4.3       Certificate of Correction to Articles II and V of Registrant's
               Bylaws (filed as Exhibit 2.1 to Registrant's Registration
               Statement on Form 10-SB, file number 000-27031 and incorporated herein by # reference).

     4.4       Form of Warrant Agreement for Interim Financing in the amount of
               $505,000 (filed as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and
               incorporated herein by reference).                                    #

     4.5       Form of Warrant Certificate for Florida Investors for Interim
               Financing in the amount of $505,000 (filed as Exhibit 4.2 to
               Registrant's Quarterly Report on Form 10-QSB for the Quarter
               ended March 31, 2000 and incorporated herein by reference).           #

     4.6       Form of Promissory Note for Florida Investors for Interim
               Financing in the amount of $505,000 (filed as Exhibit 4.3 to
               Registrant's Quarterly Report on Form 10-QSB for the Quarter
               ended March 31, 2000 and incorporated herein by reference).           #

     4.7       Form of Warrant Certificate for Georgia Investors for Interim
               Financing in the amount of $505,000 (filed as Exhibit 4.4 to
               Registrant's Quarterly Report on Form 10-QSB for the Quarter
               ended March 31, 2000 and incorporated herein by reference).           #

     4.8       Form of Promissory Note for Georgia Investors for Interim
               Financing in the amount of $505,000 (filed as Exhibit 4.5 to
               Registrant's Quarterly Report on Form 10-QSB for the Quarter
               ended March 31, 2000 and incorporated herein by reference).           #

  Exhibit
   Number                         Exhibit
  -------                         -------
     4.9       Form of Warrant Certificate for Illinois Investors for Interim
               Financing in the amount of $505,000 (filed as Exhibit 4.6 to
               Registrant's Quarterly Report on Form 10-QSB for the Quarter
               ended March 31, 2000 and incorporated herein by reference).           #

    4.10       Form of Promissory Note for Illinois Investors for Interim
               Financing in the amount of $505,000 (filed as Exhibit 4.7 to
               Registrant's Quarterly Report on Form 10-QSB for the Quarter
               ended March 31, 2000 and incorporated herein by reference).           #

    4.11       Form of Warrant Agreement for Interim Financing in the amount of
               $500,000 (filed as Exhibit 4.8 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and
               incorporated herein by reference).                                    #

    4.12       Form of Warrant Certificate for Interim Financing in the amount of $500,000 (filed as Exhibit 4.9 to Registrant's Quarterly
               Report on Form 10-QSB for the Quarter ended March 31, 2000 and
               incorporated herein by reference).                                    #

    4.13       Form of Promissory Note for Interim Financing in the amount of
               $500,000 (filed as Exhibit 4.10 to Registrant's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and
               incorporated herein by reference).                                    #

    4.14       Form of Convertible Promissory Note for September 29, 2000,
               private placement (filed as Exhibit 4.13 to Registrant's Form
               10-KSB for the fiscal year ended December 31, 2000 and
               incorporated herein by reference).                                    #

    4.15 Form of Warrant Agreement for September 29, 2000, private placement (filed as Exhibit 4.13 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by # reference).

    4.16       Form of 2001 Exchange Warrant Agreement (filed as Exhibit 4.16 to
               Registrant's Form 10-QSB for the quarter ended June 30, 2001 and
               incorporated herein by reference)                                     #

    4.17       Form of 2001 Exchange Warrant Certificate (filed as Exhibit 4.17 to Registrant's Form 10-QSB for the quarter ended June 30, 2001
               and incorporated herein by reference)                                 #

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

  Exhibit
   Number                         Exhibit
  -------                         -------
    10.7       Domain Registrar Project Completion Agreement dated May 10, 2000, by and between FullNet Communications, Inc., FullWeb, Inc. d/b/a
               FullNic and Think Capital (filed as Exhibit 10.2 to Registrant's
               Quarterly Report on Form 10-QSB for the Quarter ended June 30,
               2000 and incorporated herein by reference).                           #

    10.8       Amendment to Financial Advisory Services Agreement between
               Registrant and National Securities Corporation, dated April 21,
               2000 (filed as Exhibit 10.3 to Registrant's Quarterly Report on
               Form 10-QSB for the Quarter ended June 30, 2000 and incorporated
               herein by reference).                                                 #

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

    10.13      Promissory Note dated August 2, 2000, issued to Timothy J.
               Kilkenny (filed as Exhibit 10.13 to Registrant's Form 10-KSB for
               the fiscal year ended December 31, 2000).                             #

    10.14      Warrant Agreement dated August 2, 2000, issued to Timothy J.
               Kilkenny (filed as Exhibit 10.14 to Registrant's Form 10-KSB for
               the fiscal year ended December 31, 2000).                             #

    10.15      Warrant Certificate dated August 2, 2000 issued to Timothy J.
               Kilkenny (filed as Exhibit 10.15 to Registrant's Form 10-KSB for
               the fiscal year ended December 31, 2000).                             #

    10.16      Stock Option Agreement dated December 8, 2000, issued to Timothy
               J. Kilkenny (filed as Exhibit 10.16 to Registrant's Form 10-KSB
               for the fiscal year ended December 31, 2000).                         #

    10.17      Warrant Agreement dated November 9, 2000, issued to Roger P.
               Baresel (filed as Exhibit 10.17 to Registrant's Form 10-KSB for
               the fiscal year ended December 31, 2000).                             #

    10.18      Warrant Agreement dated December 29, 2000, issued to Roger P.
               Baresel (filed as Exhibit 10.18 to Registrant's Form 10-KSB for
               the fiscal year ended December 31, 2000).                             #

    10.19      Stock Option Agreement dated February 29, 2000, issued to Wallace
               L Walcher (filed as Exhibit 10.19 to Registrant's Form 10-KSB for
               the fiscal year ended December 31, 2000).                             #

    10.20      Stock Option Agreement dated February 17, 1999, issued to Timothy
               J. Kilkenny (filed as Exhibit 3.1 to Registrant's Registration
               Statement on Form 10-SB, file number 000-27031 and incorporated
               herein by reference).                                                 #

    10.21      Stock Option Agreement dated October 19, 1999, issued to Wesdon
               C. Peacock (filed as Exhibit 10.21 to Registrant's Form 10-KSB
               for the fiscal year ended December 31, 2000).                         #

    10.22      Stock Option Agreement dated April 14, 2000, issued to Jason C.
               Ayers (filed as Exhibit 10.22 to Registrant's Form 10-KSB for the
               fiscal year ended December 31, 2000).                                 #

    10.23      Stock Option Agreement dated May 1, 2000, issued to B. Don Turner
               (filed as Exhibit 10.23 to Registrant's Form 10-KSB for the
               fiscal year ended December 31, 2000).                                 #

  Exhibit
   Number                         Exhibit
  -------                         -------
    10.24      Form of Stock Option Agreement dated December 8, 2000, issued to
               Jason C. Ayers, Wesdon C. Peacock, B. Don Turner and Wallace L.
               Walcher (filed as Exhibit 10.24 to Registrant's Form 10-KSB for
               the fiscal year ended December 31, 2000).                             #

    10.25      Warrant Certificate Dated November 9, 2000, issued to Roger P.
               Baresel (filed as Exhibit 10.25 to Registrant's Form 10-KSB for
               the fiscal year ended December 31, 2000).                             #

    10.26      Warrant Certificate Dated November 9, 2000, issued to Roger P.
               Baresel (filed as Exhibit 10.26 to Registrant's Form 10-KSB for
               the fiscal year ended December 31, 2000).                             #

    10.27      Warrant Certificate Dated December 29, 2000, issued to Roger P.
               Baresel (filed as Exhibit 10.27 to Registrant's Form 10-KSB for
               the fiscal year ended December 31, 2000).                             #

    10.28      Stock Option Agreement dated October 13, 2000, issued to Roger P.
               Baresel (filed as Exhibit 10.28 to Registrant's Form 10-KSB for
               the fiscal year ended December 31, 2000).                             #

    10.29      Stock Option Agreement dated October 12, 1999, issued to Travis
               Lane (filed as Exhibit 10.29 to Registrant's Form 10-KSB for the
               fiscal year ended December 31, 2000).                                 #

    10.30      Promissory Note dated January 5, 2001, issued to Generation
               Capital Associates (filed as Exhibit 10.30 to Registrant's Form
               10-KSB for the fiscal year ended December 31, 2000).                  #

    10.31      Placement Agency Agreement dated November 8, 2000 between FullNet
               Communications, Inc. and National Securities Corporation (filed as Exhibit 10.31 to Registrant's Form 10-KSB for the fiscal year
               ended December 31, 2000).                                             #

    10.32      Promissory Note dated January 25, 2000, issued to Fullnet of
               Tahlequah, Inc.                                                       #

    10.33      Promissory Note dated February 7, 2000, issued to David Looper        #

    10.34      Promissory Note dated February 29, 2000, issued to Wallace L.
               Walcher                                                               #

    10.35      Promissory Note dated June 2, 2000, issued to Lary Smith              #

    10.36      Promissory Note dated June 15, 2001, issued to higganbotham.com
               L.L.C.                                                                #

    10.37      Promissory Note dated November 19, 2001, issued to Northeast
               Rural Services                                                        #

    10.38      Promissory Note dated November 19, 2001, issued to Northeast
               Rural Services                                                        #

    22.1       Subsidiaries of the Registrant                                        #

               -------------------------------------------

               #  Incorporated by reference.

               *  Filed herewith.

         (b)   Reports on Form 8-K

               Registrant filed no reports on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             REGISTRANT:
                                    FULLNET COMMUNICATIONS, INC.


         Date:  May 13, 2002        By: /s/ TIMOTHY J. KILKENNY
                                        ----------------------------------------
                                         Timothy J. Kilkenny
                                         President and Chief Executive Officer



         Date:  May 13, 2002        By: /s/ ROGER P. BARESEL
                                        ----------------------------------------
                                         Roger P. Baresel
                                         Chief Financial and Accounting Officer