Form 10QSB
period 2002-06-30
FULLNET COMMUNICATIONS INC
filed 2002-08-13
CIK 1092570

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from _______________ to ________________.



                        COMMISSION FILE NUMBER: 000-27031


                          FULLNET COMMUNICATIONS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


           OKLAHOMA                                              73-1473361
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


       201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102
       -------------------------------------------------------------------
                    (Address of principal executive offices)


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

The number of shares outstanding of the Issuer's Common Stock, $.00001 par value, as of August 8, 2002 was 6,685,265.

Transitional Small Business Disclosure Format (Check one):   YES     NO  X
                                                                ---     ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                                                         Page
PART I.          FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated Balance Sheets - June 30, 2002 (Unaudited) and December 31, 2001 .....      3

                 Consolidated Statements of Operations - Three and six months ended June 30, 2002
                 and 2001 (Unaudited) ..............................................................      4

                 Consolidated Statement of Stockholders' Deficit - Six months ended June 30, 2002
                 (Unaudited) .......................................................................      5

                 Consolidated Statements of Cash Flows - Six months ended June 30, 2002 and 2001
                 (Unaudited) .......................................................................      6

                 Notes to Consolidated Financial Statements (Unaudited) ............................      8

        Item 2.  Management's Discussion and Analysis or Plan of Operation .........................     13

PART II.         OTHER INFORMATION

        Item 2.  Changes in Securities and Use of Proceeds .........................................     21

        Item 4.  Submission of Matters to a Vote of Security Holders ...............................     21

        Item 6.  Exhibits and Reports on Form 8-K ..................................................     21

        Signatures .................................................................................     25

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,            DECEMBER 31,
                                                                                       2002                  2001
                                                                                   (Unaudited)
                                         ASSETS

CURRENT ASSETS
     Cash                                                                         $      25,118      $          56,575
     Accounts receivable, net                                                           124,160                189,369
     Prepaid expenses and other current assets                                           49,975                 90,286
                                                                                  -------------      -----------------
                    Total current assets                                                199,253                336,230

PROPERTY AND EQUIPMENT, net                                                           1,054,164              1,152,565
INTANGIBLE ASSETS, net                                                                  704,865                954,852
OTHER ASSETS                                                                             29,837                 42,875
                                                                                  -------------      -----------------
TOTAL                                                                             $   1,988,119      $       2,486,522
                                                                                  =============      =================

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable - trade                                                     $     476,765      $         518,306
     Accrued and other current liabilities                                              334,277                265,613
     Notes payable, current portion                                                     534,341                549,219
     Capital lease obligations, current portion                                          59,458                 55,537
     Deferred revenue                                                                   449,372                468,645
                                                                                  -------------      -----------------
                    Total current liabilities                                         1,854,213              1,857,320

NOTES PAYABLE, less current portion                                                     814,757                866,366
CAPITAL LEASE OBLIGATIONS, less current portion                                          42,058                 30,693
OTHER                                                                                   120,081                126,786

STOCKHOLDERS' DEFICIT
     Common stock - $.00001 par value; authorized, 10,000,000
           shares; issued and outstanding, 6,592,878 shares in 2002
           and 6,592,878 shares in 2001                                                      66                     66
     Common stock issuable, 80,572 in 2002 and 56,942 shares in 2001                     69,411                 45,781
     Additional paid-in capital                                                       8,030,663              7,964,091
     Accumulated deficit                                                             (8,943,130)            (8,404,581)
                                                                                  -------------      -----------------
                    Total stockholders' deficit                                        (842,990)              (394,643)
                                                                                  -------------      -----------------
TOTAL                                                                             $   1,988,119      $       2,486,522
                                                                                  =============      =================


See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                            --------------------------------      --------------------------------
                                                            JUNE 30, 2002      JUNE 30, 2001      JUNE 30, 2002      JUNE 30, 2001
                                                            -------------      -------------      -------------      -------------
REVENUES
        Access service revenues                             $     378,702      $     318,711      $     781,788      $     610,034
        Co-location and other revenues                            238,321            190,058            453,589            431,669
                                                            -------------      -------------      -------------      -------------
                 Total revenues                                   617,023            508,769          1,235,377          1,041,703


OPERATING COSTS AND EXPENSES
        Cost of access service revenues                           234,385            193,093            495,816            364,673
        Cost of co-location and other revenues                     26,877             24,097             50,707             42,343
        Selling, general and administrative expenses              325,051            478,983            699,016          1,254,021
        Depreciation and amortization                             181,423            239,133            357,125            466,580
                                                            -------------      -------------      -------------      -------------
                 Total operating costs and expenses               767,736            935,306          1,602,664          2,127,617
                                                            -------------      -------------      -------------      -------------


LOSS FROM OPERATIONS                                             (150,713)          (426,537)          (367,287)        (1,085,914)

INTEREST EXPENSE                                                  (89,301)          (151,667)          (171,262)          (403,990)
DEBT CONVERSION EXPENSE                                                --           (370,308)                --           (370,308)
                                                            -------------      -------------      -------------      -------------
NET LOSS                                                    $    (240,014)     $    (948,512)     $    (538,549)     $  (1,860,212)
                                                            =============      =============      =============      =============
Net loss per common share
     Basic and Diluted                                      $        (.04)     $        (.18)     $        (.08)     $        (.39)
                                                            =============      =============      =============      =============
Weighted average number of common shares
      outstanding
     Basic and diluted                                          6,671,481          5,350,456          6,665,573          4,732,657
                                                            =============      =============      =============      =============

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                         SIX MONTHS ENDED JUNE 30, 2002


                                                       Common stock           Common      Additional
                                                -------------------------      stock        paid-in     Accumulated
                                                   Shares        Amount       issuable      capital       Deficit         Total
                                                -----------   -----------   -----------   -----------   -----------    -----------
Balance at January 1, 2002                        6,592,878   $        66   $    45,781   $ 7,964,091   $(8,404,581)   $  (394,643)
Intrinsic value of beneficial conversion
   feature on debt                                       --            --            --        65,244            --         65,244
Options issued for compensation and services             --            --            --         1,328            --          1,328
Common stock issuable in payment of accrued
   interest                                              --            --        23,630            --            --         23,630
Net loss                                                 --            --            --            --      (538,549)      (538,549)
                                                -----------   -----------   -----------   -----------   -----------    -----------
Balance at June 30, 2002                          6,592,878   $        66   $    69,411   $ 8,030,663   $(8,943,130)   $  (842,990)
                                                ===========   ===========   ===========   ===========   ===========    ===========

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                   SIX MONTHS ENDED
                                                                                           --------------------------------
                                                                                           JUNE 30, 2002      JUNE 30, 2001
                                                                                           -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                              $    (538,549)     $  (1,860,212)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities
          Depreciation and amortization                                                          357,125            466,580
          Options and warrants issued for compensation and services                                1,328            284,913
          Amortization of discount and costs relating to financing                                74,623            184,871
          Accrued interest converted to equity                                                    23,630            157,184
          Debt conversion expense                                                                     --            370,308
          Stock issued for services                                                                   --              1,125
          Loss on sale of assets                                                                  27,420                 --
          Provision for uncollectible accounts receivable                                         (1,118)            11,989
          Net (increase) decrease in
               Accounts receivable                                                                66,327             26,504
               Prepaid expenses and other current assets                                          40,311             13,696
               Other assets                                                                        4,439             13,119
          Net increase (decrease) in
               Accounts payable - trade                                                          (41,541)            21,766
               Accrued and other liabilities                                                      56,789            125,535
               Deposits                                                                            5,170                 --
               Deferred Revenue                                                                  (19,273)            85,522
                                                                                           -------------      -------------
                    Net cash provided by (used in) operating activities                           56,681            (97,100)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                          (6,030)          (222,389)
     Proceeds from sale of property and equipment, net of closing costs                           22,000                 --
     Acquisitions of businesses, net of cash acquired                                                 --            (66,327)
                                                                                           -------------      -------------
                    Net cash provided by (used in) investing activities                           15,970           (288,716)

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on borrowings under notes payable                                        (62,916)           (79,109)
     Principal payments on note payable to related party                                          (4,350)                --
     Proceeds from issuance of interim financing and warrants, net of offering costs                  --            350,000
     Proceeds from issuance of convertible notes payable                                              --            162,500
     Convertible debt issue costs                                                                     --            (27,961)
     Proceeds from exercise of warrants                                                               --              3,200
     Principal payments on capital lease obligations                                             (36,842)           (14,130)
                                                                                           -------------      -------------
                    Net cash (used in) provided by financing activities                         (104,108)           394,500
                                                                                           -------------      -------------
NET (DECREASE) INCREASE IN CASH                                                                  (31,457)             8,684
Cash at beginning of period                                                                       56,575             13,150
                                                                                           -------------      -------------
Cash at end of period                                                                      $      25,118      $      21,834
                                                                                           =============      =============

                                                                                                                (continued)

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

                                                                                      SIX MONTHS ENDED
                                                                             -------------------------------
                                                                             JUNE 30, 2002     JUNE 30, 2001
                                                                             -------------     -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                       $      51,357     $     114,825

NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through issuance of capital lease                                   52,128            81,491
Conversion of acquisition notes payable to convertible notes payable                    --           232,944
Conversion of trade payable to convertible note payable                                 --            94,680
Conversion of interim financing to convertible notes payable                            --         1,636,118

LawtonNet Asset Purchase
     Fair value of common stock issuance                                     $          --     $      35,000
     Fair value of intangible assets                                                    --           (65,000)
                                                                             -------------     -------------
     Cash paid to purchase LawtonNet assets                                  $          --     $     (30,000)
                                                                             =============     =============
Sonet Asset Purchase
     Fair value of assets acquired                                           $          --     $     (23,978)
     Fair value of common stock issuable                                                --            30,000
     Fair value of intangible assets                                                    --           (40,849)
                                                                             -------------     -------------
     Cash paid to purchase Sonet assets                                      $          --     $     (34,827)
                                                                             =============     =============
IPDatacom Asset Purchase
     Fair value of assets acquired                                           $          --     $     (11,650)
     Fair value of common stock issued                                                  --            94,500
     Fair value of intangible assets                                                    --          (142,850)
     Note payable issued                                                                --            58,500
                                                                             -------------     -------------
     Cash paid to purchase Sonet assets                                      $          --     $      (1,500)
                                                                             =============     =============

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

         The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2002. Certain reclassifications have been made to prior period balances to conform to the presentation for the current period.

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

4. NOTES PAYABLE

         Notes payable consist of the following:

                                                                                       June 30,        December 31,
                                                                                         2002              2001
         Note payable in monthly installments of $8,768 including interest at a variable rate (prime plus 2.25%; 9.5% at June 30, 2002); collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and CEO of the Company; guaranteed by the founder and CEO of the Company; partially guaranteed by the Small Business
         Administration                                                                $ 437,435       $   466,151

         Interim loan, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of
         convertible notes payable, matured December 2001; unsecured (1)                 320,000           320,000

         Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and mature in May 2003; $510,636 face amount less unamortized discount of $200,576 (199,799 for 2001);
         effective rate of 20% (convertible into approximately 655,000 shares) (2)       310,059           310,837

         Note payable to the Company's founder and CEO, payable in monthly installments of $1,034 including interest at 8.5%, maturing May
         2006; unsecured                                                                  41,030            45,380

         Other notes payable (3)                                                         240,574           273,217
                                                                                     -----------       -----------
                                                                                       1,349,098         1,415,585
            Less current portion                                                         534,341           549,219
                                                                                     -----------       -----------
                                                                                     $   814,757       $   866,366
                                                                                     ===========       ===========

         (1) This loan and accrued interest of $39,978 was past due on June 30, 2002; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.

         (2) On May 31, 2001, the Company exchanged 2,064,528 shares of its common stock and warrants (exercisable for the purchase of 436,748 shares of common stock at $2.00 per share) for convertible notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. The warrants expire on May 31, 2006. This exchange was accounted for as an induced debt conversion and a debt conversion expense of $370,308 was recorded.

                  Pursuant to the provisions of the convertible notes payable, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.71 per share on June 15, 2002 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible notes payable and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At June 30, 2002, the outstanding principal and interest of the convertible notes payable was $536,695.

         (3) Includes two notes with past due principal and accrued interest totaling $36,443 at June 30, 2002. The Company has not made payment or negotiated an extension of the notes and the lenders have not made any demands.


5. ACQUISITIONS

         On February 28, 2001, the Company purchased substantially all of the assets of LawtonNet Communications (LAWTONNET), a sole proprietorship, including approximately 700 individual and business Internet access customer accounts. Pursuant to the purchase, the Company issued LAWTONNET 35,000 shares of its common stock. In addition, the

         Company agreed to pay LAWTONNET an amount based upon the future collected revenues received from all active LAWTONNET customers transferred at the time of closing of the purchase until the customers become inactive. During the 30 days following the closing of this purchase, advance payments totaling $30,000 were made on the future collected revenues received and were recorded as intangible assets acquired. As of June 30, 2002, the advance payments had been earned.

         On February 28, 2001, the Company purchased substantially all of the assets of Computer Concepts & Research, Inc., doing business as SONET Communications (SONET), including approximately 900 individual and business Internet access customer accounts. Pursuant to this purchase, the Company agreed to issue 30,000 shares of its common stock to SONET. In addition, the Company agreed to pay SONET an amount based upon the future collected revenues received from all active SONET customers transferred at the time of closing of this purchase until the customers become inactive. As of June 30, 2002, $60,000 had been paid from collected revenues.

         On June 15, 2001, the Company purchased substantially all of the assets of IPDatacom, a division of Higganbotham.com, LLC (IPDatacom), including approximately 400 individual and business Internet access customer accounts. Pursuant to this purchase, the Company issued IPDatacom 135,000 shares of the Company's common stock, notes payable in the aggregate principal amount of $58,500 and paid $1,500.

         These acquisitions were accounted for as purchases. The aggregate purchase price has been allocated to the underlying net assets purchased or net liabilities assumed, including intangible assets which consist primarily of acquired customer bases and covenants not to compete, based on their estimated fair values at the respective acquisition dates. Intangible assets acquired totaled approximately $245,396, which are being amortized based on decreases of acquired customer base.

6. COMMON STOCK OPTIONS AND WARRANTS

         The following table summarizes the Company's employee stock option activity for the three and six months ended June 30, 2002:

                                                           Three            Weighted         Six Months         Weighted
                                                       Months Ended         Average             Ended            Average
                                                         June 30,           Exercise          June 30,          Exercise
                                                           2002              Price              2002              Price
                                                      -------------      -------------     -------------      -------------
         Options outstanding, beginning of
            Period                                        1,537,196      $         .91         1,437,196      $        1.08

         Options issued during the period                   111,560                .05           354,560                .05

         Options cancelled during the period               (176,358)               .89          (319,358)               .98
                                                      -------------      -------------     -------------      -------------

         Options outstanding, end of period               1,472,398      $         .85         1,472,398      $         .85
                                                      =============      =============     =============      =============

         The following table summarizes the Company's common stock purchase warrant and certain stock option activity for the three and six months ended June 30, 2002:

                                                           Three           Weighted         Six Months         Weighted
                                                       Months Ended        Average            Ended            Average
                                                         June 30,          Exercise          June 30,          Exercise
                                                           2002             Price              2002             Price
                                                      -------------     -------------     -------------     -------------
         Warrants and certain stock options
            outstanding, beginning of period              2,099,681     $         .69         2,099,681     $         .69

         Warrants and certain stock options
            issued during the period                         12,000     $         .08            12,000     $         .08
                                                      -------------     -------------     -------------     -------------

         Warrants and certain stock options
            outstanding, end of period                    2,111,681     $         .69         2,111,681     $         .69
                                                      =============     =============     =============     =============

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

         The following information presents net loss for all periods presented as adjusted to reflect adjustments for changes in amortization periods for the Company's intangible assets pursuant to SFAS 142:

                                                      Three Months     Three Months     Six Months        Six Months
                                                         Ended            Ended            Ended            Ended
                                                        June 30,         June 30,         June 30,         June 30,
                                                          2002            2001              2002             2001
                                                      -----------      -----------      -----------      -----------
         Reported net loss                            $  (240,014)     $  (948,512)     $  (538,549)     $(1,860,212)
         Adjust: intangible amortization                       --          (53,190)              --         (197,408)
                                                      -----------      -----------      -----------      -----------
         Adjusted net loss                            $  (240,014)     $(1,001,702)     $  (538,549)     $(2,057,620)
                                                      ===========      ===========      ===========      ===========

         Basic and diluted loss per common share
            Reported net loss                         $      (.04)     $      (.18)     $      (.08)     $      (.39)
            Intangible amortization                            --             (.01)              --             (.04)
                                                      -----------      -----------      -----------      -----------
            Adjusted net loss                         $      (.04)     $      (.19)     $      (.08)     $      (.43)
                                                      ===========      ===========      ===========      ===========

8. MANAGEMENT'S PLANS

         The Company sustained substantial net losses through June 30, 2002. In addition, at June 30, 2002, current liabilities exceed current assets by $1,654,960.

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

9. COMMITMENTS

         On June 28, 2002, the Company issued a purchase order for the purchase and installation of a telephone switch. This switch will enable the Company to offer local dial-up Internet access to most of Oklahoma while reducing its current point of presence operating costs. A down payment of $14,950 will be due in September 2002 upon delivery of the switch with the remaining balance of $202,200 financed by the supplier at 10% interest to be paid in 18 monthly payments beginning in October 2002. As additional consideration the Company will issue the supplier a warrant to purchase 50,000 shares of its common stock for $.01 per share for a period of five years from the date of issuance.

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

         In 1997 we continued our focus on being a backbone provider by upgrading and acquiring more equipment. We also started offering our own Internet service provider brand access and services to our wholesale customers. As of June 30, 2002, there was one Internet service provider in Oklahoma that used the FullNet brand name for whom we provide the backbone to the Internet. There was also one Internet service provider that used a private label brand name, for whom we are its access backbone and provide on an outsource basis technical support, systems management and operation. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to over 100 businesses in Oklahoma.

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

         With the incorporation of FullTel and the acquisition of FullWeb, our current business strategy is to become the dominant integrated communications provider in Oklahoma and surrounding states, focusing on rural areas. We expect to grow through the acquisition of additional customers for our carrier-neutral co-location space, the acquisition of Internet service providers, as well as through a FullNet brand marketing campaign. During the years ended 2000 and 2001, we completed eight separate acquisitions of Internet service provider companies, with customers in the Oklahoma cities of Tahlequah, Bartlesville, Enid, Nowata, Lawton, Oklahoma City, Adair, Jay Pryor, Wyandotte, Leach, Colcord and Moseley.

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

         In June 2000, we began providing co-location services to KMC Telecom V, Inc. ("KMC"), a facilities-based competitive local exchange carrier pursuant to an agreement that ends on December 31, 2005. Under the terms of this agreement, we receive $42,275 per month to provide co-location and support services for KMC's telecommunications equipment at our network operations center in Oklahoma City, Oklahoma. We completed our network operations center during the first quarter of 2001. KMC moved into our network operations center and began making payments during the third quarter of 2000. We plan to market additional carrier neutral co-location solutions in our network operations center to other competitive local exchange carriers, Internet service providers and web-hosting companies.

         Our co-location facility is carrier neutral, allowing customers to choose among competitive offerings rather than being restricted to one carrier. Our network operations center is Telco-grade and provides customers a high level of operative reliability and security. We offer flexible space arrangements for customers, 24-hour onsite support with both battery and generator backup.

INTERNAL ACCOUNTING CONTROLS

         Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining internal controls and have designated these controls to ensure that material information, financial or otherwise, relating to us and our consolidated subsidiaries were made known to them in their capacity as executive officers, particularly during the period that this Report was prepared. These executive officers have evaluated the effectiveness of our internal controls within the preceding 90 days of this Report, having concluded that our internal controls were fully effective as of the date of this report and have reported this conclusion to our auditors and board of directors. In conducting their evaluation of our internal controls, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our internal controls. Furthermore, there were no significant changes in internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation, and there were no necessary corrective actions taken to correct significant deficiencies and material weaknesses.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2002 and 2001:

                                         THREE MONTHS ENDED                                SIX MONTHS ENDED
                            ------------------------------------------    ---------------------------------------------
                                JUNE 30, 2002          JUNE 30, 2001          JUNE 30, 2002           JUNE 30, 2001
                            -------------------    -------------------    --------------------    ---------------------
                              AMOUNT    PERCENT      AMOUNT    PERCENT     AMOUNT     PERCENT       AMOUNT     PERCENT
Revenues:
   Access service revenues  $ 378,702      61.4%   $ 318,711      62.6%   $  781,788      63.3%   $   610,034      58.6%
   Co-location and other
     revenues                 238,321      38.6      190,058      37.4       453,589      36.7        431,669      41.4
                            ---------   -------    ---------   -------    ----------   -------    -----------   -------
Total revenues                617,023     100.0      508,769     100.0     1,235,377     100.0      1,041,703     100.0

Cost of access service
  revenues                    234,385      37.9      193,093      38.0       495,816      40.1        364,673      35.0
Cost of co-location and
  other revenues               26,877       4.4       24,097       4.7        50,707       4.1         42,343       4.1
Selling, general and
  administrative expenses     325,051      52.7      478,983      94.1       699,016      56.6      1,254,021     120.4
Depreciation and
  amortization                181,423      29.4      239,133      47.0       357,125      28.9        466,580      44.7
                            ---------   -------    ---------   -------     ---------   -------    -----------   -------
Total operating costs and
  expenses                    767,736     124.4      935,306     183.8     1,602,664     129.7      2,127,617     204.2
                            ---------   -------    ---------   -------     ---------   -------    -----------   -------
Loss from operations         (150,713)    (24.4)    (426,537)    (83.8)     (367,287)    (29.7)    (1,085,914)   (104.2)
Interest expense              (89,301)    (14.5)    (151,667)    (29.8)     (171,262)    (13.9)      (403,990)    (38.8)
Debt conversion expense            --        --     (370,308)    (72.8)           --        --       (370,308)    (35.6)
                            ---------   -------    ---------   -------     ---------   -------    -----------   -------
Net loss                    $(240,014)    (38.9)%  $(948,512)   (186.4)%  $ (538,549)    (43.6)%  $(1,860,212)   (178.6)%
                            =========   =======    =========   =======    ==========   =======    ===========   =======


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Revenues

         Access service revenues increased $59,991 or 18.8% to $378,702 for the three-month period ended June 30, 2002 over $318,711 for the same period in 2001. This increase was the result of the acquisition of two Internet service providers during 2001.

         Co-location and other revenues increased $48,263 or 25.4% to $238,321 for the three-month period ended June 30, 2002 from $190,058 for the same period in 2001. This increase was attributable to an increase in co-locations services of $41,573 and an increase in web hosting and network solutions sales of $6,690 for the period ended June 30, 2002 compared to the same period in 2001. We do not actively market network solutions sales and consulting, and typically make such sales only to our existing customers.

Operating Costs and Expenses

         Cost of access service revenues increased $41,292 or 21.4% to $234,385 for the three-month period ended June 30, 2002 from $193,093 for the same period in 2001, due to the increased costs of providing Internet access in Oklahoma City, Adair, Jay, Pryor, Wyandotte, Leach, Colcord and Moseley relating to the acquisition of Internet service providers in those towns during 2001.

         Cost of co-location and other revenues increased $2,780 or 11.5% to $26,877 for the three-month period ended June 30, 2002 over $24,097 for the same period in 2001. This increase was primarily due to an increase in cost of equipment related to co-location services.

         Selling, general and administrative expenses decreased $153,932 or 32.1% to $325,051 for the three-month period ended June 30, 2002 from $478,983 for the same period in 2001. This decrease was primarily due to decreases in professional fees and employee costs. Professional fees decreased $52,307 during the three-month period ended June 30, 2002 compared to the same period in 2001. Professional fees include legal, accounting, investment banking and consulting fees. Employee costs decreased $97,748 for the three-month period ended June 30, 2002 from the same period in 2001 primarily due to a decrease in the number of employees to 17 during the period ended June 30, 2002 from 26 during the period ended June 30, 2001. Selling, general and administrative expenses as a percentage of total revenues decreased to 52.7% during 2002 from 94.1% during 2001.

         Depreciation and amortization expense decreased $57,710 or 24.1% to $181,423 for the three-month period ended June 30, 2002 from $239,133 for the same period in 2001. In January 2002, upon initially applying Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the three-month periods ended June 30, 2002 and 2001 relating to intangible assets was $127,789 and $172,612, respectively. Fixed asset depreciation decreased $12,887 for the three-month period ended June 30,2002 compared to the same period in 2001.

Interest Expense

         Interest expense decreased $62,367 or 41.1% to $89,301 for the three-month period ended June 30, 2002 from $151,667 for the same period in 2001. This decrease was attributable to the elimination of $463,095 of the loan discount associated with our interim financing issued with warrants and the future amortization of this discount. The elimination of the loan discount occurred in May 2001 as a result of the exchange of our common stock and warrants for our interim financing debt in the recorded amount of $1,283,893 (face amount of $1,746,988).

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

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Revenues

         Access service revenues increased $171,754 or 28.2% to $781,788 for the six-month period ended June 30, 2002 over $610,034 for the same period in 2001. This increase was the result of the acquisition of four Internet service providers during 2001.

         Co-location and other revenues increased $21,920 or 5.1% to $453,589 for the six-month period ended June 30, 2002 from $431,669 for the same period in 2001. This increase was primarily attributable to an increase in co-location services for the six-month period ended June 30, 2002 compared to the same period in 2001. We do not actively market network solutions sales and consulting, and typically make such sales only to our existing customers.

Operating Costs and Expenses

         Cost of access service revenues increased $131,143 or 36.0% to $495,816 for the six-month period ended June 30, 2002 from $364,673 for the same period in 2001, due to the increased costs of providing Internet access in Oklahoma City, Adair, Jay, Pryor, Wyandotte, Leach, Colcord and Moseley relating to the acquisition of Internet service providers in those towns during 2001.

         Cost of co-location and other revenues increased $8,364 or 19.8% to $50,707 for the six-month period ended June 30, 2002 over $42,343 for the same period in 2001. This increase was primarily due to an increase in cost of equipment related to co-location services.

         Selling, general and administrative expenses decreased $555,005 or 44.3% to $699,016 for the six-month period ended June 30, 2002 from $1,254,021 for the same period in 2001. This decrease was primarily due to decreases in professional fees and employee costs. Professional fees decreased $381,952 during the six-month period ended June 30, 2002 compared to the same period in 2001. Professional fees include legal, accounting, investment banking and consulting fees. Employee costs decreased $147,199 for the six-month period ended June 30, 2002 from the same period in 2001 primarily due to a decrease in the number of employees to 17 during the period ended June 30, 2002 from 26 during the period ended June 30, 2001. Advertising, rent and miscellaneous expense decreased $13,737, $24,252 and $17,551, respectively, for the six-month period ended June 30, 2002 from the comparable period in 2001. We incurred a loss on sale of assets of $27,420 during the six-month period ended June 30, 2002. Selling, general and administrative expenses as a percentage of total revenues decreased to 56.6% during 2002 from 120.4% during 2001.

         Depreciation and amortization expense decreased $109,455 or 23.4% to $357,125 for the six-month period ended June 30, 2002 from $466,580 for the same period in 2001. In January 2002, upon initially applying SFAS 142 we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the six-month periods ended June 30, 2002 and 2001 relating to intangible assets was $249,987 and $336,580, respectively. Fixed asset depreciation decreased $22,269 for the six-month period ended June 30,2002 compared to the same period in 2001.

Interest Expense

         Interest expense decreased $232,728 or 57.6% to $171,262 for the six-month period ended June 30, 2002 from $403,990 for the same period in 2001. This decrease was attributable to the elimination of $463,095 of the loan discount associated with our interim financing issued with warrants and the future amortization of this discount. The elimination of the loan discount occurred in May 2001 as a result of the exchange of our common stock and warrants for our interim financing debt in the recorded amount of $1,283,893 (face amount of $1,746,988).

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, we had a deficit working capital of $1,654,960, while at December 31, 2001 we had a deficit working capital of $1,521,090. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

         Cash provided by operations was $56,681 for the six months ended June 30, 2002. This was an increase from cash used in operations of $97,100 for the six months ended June 30, 2001. As of June 30, 2002, we had $25,118 in cash and $1,854,213 in current liabilities, including $449,372 of deferred revenues that will not require settlement in cash.

         Net cash provided by investing activities was $15,970 for the six months ended June 30, 2002. The cash provided during 2002 was primarily related to the sale of excess equipment. Cash used in investing activities was $288,716 for the six months ended June 30, 2001. The cash used during 2001 was primarily related to leasehold improvements for our new office space and construction on our network operations center, which was completed during the first quarter 2001 and capital expenditures related to business acquisitions.

         Net cash used by financing activities consisting of principal payments on notes payable and capital lease obligations was $104,108 for the six months ended June 30, 2002. Net cash provided by financing activities was $394,500 for the six months ended June 30, 2001. The cash provided in 2001 was due primarily to the issuance of interim notes payable and the sale of convertible promissory notes payable.

         The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Our principal capital expenditure requirements will include:

         o the purchase and installation of a telephone switch in Oklahoma and expansion into Arkansas and Kansas

         o        mergers and acquisitions

         o further development of operations support systems and other automated back office systems

         As our cost of developing new networks and services, funding other strategic initiatives and operating our business will depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will materially vary from expected amounts and such variations are likely to increase our future capital requirements. Our cash balances as of August 12, 2002 will not be sufficient to fund our current business plan beyond a few months. As a consequence, we are currently seeking additional convertible debt and/or equity financing as well as the placement of a credit facility to fund our liquidity needs. There is no assurance that we will be able to obtain additional capital on satisfactory terms or at all.

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

         There is no assurance that we will be successful in developing and maintaining a level of cash flows from operations sufficient to permit payment of our outstanding indebtedness. If we are unable to generate sufficient cash flows from operations to service our indebtedness, we will be required to modify our growth plans, limit our capital expenditures, restructure or refinance our indebtedness or seek additional capital or liquidate our assets. There is no assurance that (i) any of these strategies could be effectuated on satisfactory terms, if at all, or on a timely basis or (ii) any of these strategies will yield sufficient proceeds to service our debt or otherwise adequately fund operations.

         On June 28, 2002, we issued a purchase order for the purchase and installation of a telephone switch. This switch will enable us to offer local dial-up Internet access to most of Oklahoma while reducing our current point of presence operating costs. A down payment of $14,950 will be due in September 2002 with the remaining balance of $202,200 financed by the supplier at 10% interest to be paid in 18 monthly payments beginning in October 2002. As additional consideration we will issue the supplier a warrant to purchase 50,000 shares of our common stock for $.01 per share for a period of five years from the date of issuance.

FINANCING ACTIVITIES

         On January 1 and April 1, 2002, we issued 11,815 shares of common stock in payment of $23,630 accrued interest on a portion of our convertible debt.

         On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended until December 31, 2001. Through June 30, 2002, we had made aggregate payments of principal and interest of $35,834 on this loan. Pursuant to the terms of this loan the balance was due on December 31, 2001 and we have not made payment or negotiated an extension of the loan and the lender has not made any demands. At June 30, 2002, the outstanding principal and interest of the loan was $359,978.

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

         Pursuant to the provisions of the convertible notes payable, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.71 per share on June 15, 2002 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible notes payable and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At June 30, 2002, the outstanding principal and interest of the convertible notes payable was $536,695.

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

         In January 2002, upon initially applying SFAS 142 we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the six month periods ended June 30, 2002 and 2001 relating to intangible assets was $249,987 and $336,580, respectively.

                            PART II-OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 1, 2002, we issued 11,815 shares of common stock in payment of $11,815 accrued interest on a portion of our convertible debt. This offering was pursuant to Rule 506 of Regulation D of the Securities Act.

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

             ----------

             #  Incorporated by reference.
             *  Filed herewith.

         (b) Reports on Form 8-K

             Registrant filed no reports on Form 8-K during the three months ended June 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized. The undersigned hereby certifies as follows that (1) he has reviewed this Report; (2) based on the undersigned's knowedge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading; (3) based on the undersigned's knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition and results of operations of Registrant as of, and for, the periods presented in this Report; (4) the undersigned together (A) are responsible for establishing and maintaining internal controls; (B) have designed such internal controls to ensure that material information relating to Registrant and its consolidated subsidiaries is made known to the undersigned in their capacities as executive officers of Registrant by others within those entities, particularly during the period in which this Report was prepared; (C) have evaluated the effectiveness of Registrant's internal controls as of a date within 90 days prior to this Report; and (D) have presented in this Report their conclusions about the effectiveness of Registrant's internal controls based on their evaluation as of that date; (5) the undersigned has disclosed to Registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function) (A) all significant deficiencies in the design or operation of internal controls which could adversely effect Registrant's ability to record, process, summarize, and report financial data and has identified for Registrant's auditors any material weaknesses in internal controls; and (B) any fraud, whether or not material, that involves management or other employees who have a significant role in Registrant's internal controls; and (6) the undersigned has indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   REGISTRANT:
                          FULLNET COMMUNICATIONS, INC.


Date:  August 13, 2002                By: /s/ TIMOTHY J. KILKENNY
                                          -------------------------------------
                                          Timothy J. Kilkenny
                                          President and Chief Executive Officer



Date:  August 13, 2002                By: /s/ ROGER P. BARESEL
                                          -------------------------------------
                                          Roger P. Baresel
                                          Chief Financial and Accounting Officer