Form 10QSB
period 2002-09-30
FULLNET COMMUNICATIONS INC
filed 2002-11-13
CIK 1092570

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________.


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


The number of shares outstanding of the Issuer's Common Stock, $.00001 par value, as of November 8, 2002 was 6,697,080.

Transitional Small Business Disclosure Format (Check one): YES     NO X
                                                              ---    ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                               Page
     PART I.         FINANCIAL INFORMATION
            Item 1.  Financial Statements

                     Consolidated Balance Sheets - September 30, 2002 (Unaudited) and December 31, 2001........   3

                     Consolidated Statements of Operations - Three and Nine Months Ended September 30,
                     2002 and 2001 (Unaudited).................................................................   4

                     Consolidated Statement of Stockholders' Deficit - Nine Months Ended September 30,
                     2002 (Unaudited)..........................................................................   5

                     Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2002 and
                     2001 (Unaudited)..........................................................................   6

                     Notes to Consolidated Financial Statements (Unaudited)....................................   8


            Item 2.  Management's Discussion and Analysis or Plan of Operation.................................  13

            Item 3.  Controls and Procedures...................................................................  20

     PART II.        OTHER INFORMATION

            Item 2.  Changes in Securities and Use of Proceeds.................................................  21

            Item 3.  Defaults Upon Senior Securities...........................................................  21

            Item 4.  Submission of Matters to a Vote of Security Holders.......................................  21

            Item 6.  Exhibits and Reports on Form 8-K..........................................................  21

            Signatures.........................................................................................  26

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30       DECEMBER 31,
                                                                                        2002              2001
                                                                                    (Unaudited)
                                  ASSETS
CURRENT ASSETS
     Cash                                                                           $          --      $     56,575
     Accounts receivable, net                                                             188,872           189,369
     Prepaid expenses and other current assets                                             19,594            90,286
                                                                                    -------------      ------------
                    Total current assets                                                  208,466           336,230

PROPERTY AND EQUIPMENT, net                                                             1,035,182         1,152,565

INTANGIBLE ASSETS, net                                                                    614,132           954,852

OTHER ASSETS                                                                               42,971            42,875
                                                                                    -------------      ------------
TOTAL                                                                               $   1,900,751      $  2,486,522
                                                                                    =============      ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable - trade                                                       $     423,307      $    518,306
     Bank overdraft                                                                        11,370                --
     Accrued and other current liabilities                                                347,039           265,613
     Notes payable, current portion                                                       561,136           549,219
     Capital lease obligations, current portion                                            61,185            55,537
     Deferred revenue                                                                     404,627           468,645
                                                                                    -------------      ------------
                    Total current liabilities                                           1,808,664         1,857,320

NOTES PAYABLE, less current portion                                                       774,111           866,366

CAPITAL LEASE OBLIGATIONS, less current portion                                            60,049            30,693

OTHER                                                                                     149,788           126,786

STOCKHOLDERS' DEFICIT
     Common stock - $.00001 par value; authorized, 10,000,000 shares;
           issued and outstanding, 6,592,878 shares in 2002
           and 6,592,878 shares in 2001                                                        66                66
     Common stock issuable, 92,387 shares in 2002 and 56,942 shares
           in 2001                                                                         81,226            45,781
     Additional paid-in capital                                                         8,077,379         7,964,091
     Accumulated deficit                                                               (9,050,532)       (8,404,581)
                                                                                    -------------      ------------
                    Total stockholders' deficit                                          (891,861)         (394,643)
                                                                                    -------------      ------------
TOTAL                                                                               $   1,900,751      $  2,486,522
                                                                                    =============      ============

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                         --------------------------------      --------------------------------
                                                         SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                             2002               2001               2002               2001
                                                         -------------      -------------      -------------      -------------
REVENUES
   Access service revenues                               $     347,482      $     369,876      $   1,129,270      $     979,910
   Co-location and other revenues                              275,291            268,563            728,880            700,232
                                                         -------------      -------------      -------------      -------------
            Total revenues                                     622,773            638,439          1,858,150          1,680,142

OPERATING COSTS AND EXPENSES
   Cost of access service revenues                             172,938            257,370            668,754            622,043
   Cost of co-location and other revenues                       26,876             17,727             77,583             60,070
   Selling, general and administrative expenses                329,081            429,516          1,000,676          1,684,129
   Gain on sale of assets                                      (52,348)                --            (24,927)                --
   Depreciation and amortization                               157,772            250,126            514,897            716,114
                                                         -------------      -------------      -------------      -------------
            Total operating costs and expenses                 634,319            954,739          2,236,983          3,082,356
                                                         -------------      -------------      -------------      -------------
LOSS FROM OPERATIONS                                           (11,546)          (316,300)          (378,833)        (1,402,214)

INTEREST EXPENSE                                               (95,856)           (88,150)          (267,118)          (492,140)
DEBT CONVERSION EXPENSE                                             --                 --                 --           (370,308)
                                                         -------------      -------------      -------------      -------------
NET LOSS                                                 $    (107,402)     $    (404,450)     $    (645,951)     $  (2,264,662)
                                                         =============      =============      =============      =============
Net loss per common share
   Basic and Diluted                                     $        (.02)     $        (.06)     $        (.10)     $        (.42)
                                                         =============      =============      =============      =============
Weighted average number of common shares
   outstanding
   Basic and diluted                                         6,683,296          6,610,410          6,671,481          5,358,575
                                                         =============      =============      =============      =============

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                       Common stock       Common
                                                   -------------------    stock        Additional     Accumulated
                                                     Shares     Amount   issuable   paid-in capital     Deficit        Total
                                                   ----------   ------   --------   ---------------   -----------   -----------
Balance at January 1, 2002                          6,592,878   $   66   $ 45,781     $ 7,964,091     $(8,404,581)  $  (394,643)
Intrinsic value of beneficial conversion feature
   on debt                                                 --       --         --         108,650              --       108,650
Options issued for compensation and services               --       --         --           4,638              --         4,638
Common stock issuable in payment of accrued
   interest                                                --       --     35,445              --              --        35,445
Net loss                                                   --       --         --              --        (645,951)     (645,951)
                                                   ----------   ------   --------     -----------     -----------   -----------

Balance at September 30, 2002                       6,592,878   $   66   $ 81,226     $ 8,077,379     $(9,050,532)  $  (891,861)
                                                   ==========   ======   ========     ===========     ===========   ===========

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                         --------------------------------
                                                                                         SEPTEMBER 30,      SEPTEMBER 30,
                                                                                             2002               2001
                                                                                         -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                            $    (645,951)     $  (2,264,662)
     Adjustments to reconcile net loss to net cash provided by (used in) operating
        Activities
          Depreciation and amortization                                                        514,897            716,113
          Accrued interest converted to equity                                                  35,445            161,036
          Options and warrants issued for compensation and services                              4,638            284,913
          Amortization of discount and costs relating to financing                             121,949            208,788
          Debt conversion expense                                                                   --            370,308
          Stock issued for services                                                                 --              1,125
          Gain on sale of assets                                                               (24,927)                --
          Provision for uncollectible accounts receivable                                       12,733              8,147
          Net (increase) decrease in
               Accounts receivable                                                             (12,236)           (37,773)
               Prepaid expenses and other current assets                                        68,384             17,218
               Other assets                                                                    (12,994)            13,119
          Net increase (decrease) in
               Accounts payable - trade                                                        (94,999)           136,199
               Accrued and other liabilities                                                   104,428            239,552
               Deferred Revenue                                                                (64,018)           141,098
                                                                                         -------------      -------------
                    Net cash provided by (used in) operating activities                          7,349             (4,819)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                        (8,288)          (230,638)
     Proceeds from sale of assets, net of closing costs                                         80,534                 --
     Acquisitions of businesses, net of cash acquired                                          (13,800)           (67,945)
                                                                                         -------------      -------------
                    Net cash provided by (used in) investing activities                         58,446           (298,583)

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on borrowings under notes payable                                      (79,144)          (108,522)
     Principal payments on note payable to related party                                        (6,595)                --
     Proceeds from issuance of interim financing and warrants, net of offering costs                --            350,000
     Proceeds from issuance of convertible note payable                                          5,000            162,500
     Bank overdraft                                                                             11,370                 --
     Convertible debt issue costs                                                                   --            (27,961)
     Proceeds from exercise of warrants                                                             --              4,141
     Principal payments on capital lease obligations                                           (53,001)           (24,203)
                                                                                         -------------      -------------
                    Net cash (used in) provided by financing activities                       (122,370)           355,955
                                                                                         -------------      -------------
NET (DECREASE) INCREASE IN CASH                                                                (56,575)            52,553
Cash at beginning of period                                                                     56,575             13,150
                                                                                         -------------      -------------
Cash at end of period                                                                    $          --      $      65,703
                                                                                         =============      =============

                                                                     (continued)

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                              NINE MONTHS ENDED
                                                      --------------------------------
                                                      SEPTEMBER 30,      SEPTEMBER 30,
                                                          2002               2001
                                                      -------------      -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                $      69,639      $     145,715

NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through issuance of capital lease            88,005             81,491
Conversion of notes payable to equity                            --          1,519,622

LawtonNet Asset Purchase
     Fair value of common stock issuance              $          --      $      35,000
     Fair value of intangible assets                           (741)           (65,000)
                                                      -------------      -------------
     Cash paid to purchase LawtonNet assets           $        (741)     $     (30,000)
                                                      =============      =============

Sonet Asset Purchase
     Fair value of assets acquired                    $          --      $     (23,978)
     Fair value of common stock issuable                         --             30,000
     Fair value of intangible assets                        (13,059)           (42,467)
                                                      -------------      -------------
     Cash paid to purchase Sonet assets               $     (13,059)     $     (36,445)
                                                      =============      =============

IPDatacom Asset Purchase
     Fair value of assets acquired                    $          --      $     (11,650)
     Fair value of common stock issued                           --             94,500
     Fair value of intangible assets                             --           (142,850)
     Note payable issued                                         --             58,500
                                                      -------------      -------------
     Cash paid to purchase IPDatacom assets           $          --      $      (1,500)
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

4.       NOTES PAYABLE

         Notes payable consist of the following:

                                                                                     September 30,     December 31,
                                                                                         2002              2001
         Note payable in monthly installments of $8,768 including interest at a variable rate (prime plus 2.25%; 9.5% at September 30, 2002);
         collateralized by property and equipment, accounts receivable and
         Company common stock owned by the founder and CEO of the Company;
         guaranteed by the founder and CEO of the Company; partially
         guaranteed by the Small Business Administration                             $     430,616     $    466,151

         Interim loan, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of
         convertible notes payable, matured December 2001; unsecured (1)                   320,000          320,000

         Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and mature in 2003 and 2004;
         $510,636 face amount less unamortized discount of $201,483 ($199,799 for 2001); effective rate of 20% (convertible into
         approximately 655,000 shares) (2)                                                 309,153          310,837

         Note payable to the Company's founder and CEO, payable in monthly installments of $1,034 including interest at 8.5%, maturing May
         2006; unsecured                                                                    38,785           45,380

         Other notes payable (3)                                                           236,693          273,217
                                                                                     -------------     ------------
                                                                                         1,335,247        1,415,585
            Less current portion                                                           561,136          549,219
                                                                                     -------------     ------------
                                                                                     $     774,111     $    866,366
                                                                                     =============     ============

         (1) This loan and accrued interest of $48,044 was past due on September 30, 2002; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.

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

                  Pursuant to the provisions of the convertible notes payable, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.67 per share on September 15, 2002 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible notes payable and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At September 30, 2002, the outstanding principal and interest of the convertible notes payable was $539,383.

         (3) Includes two notes with past due principal and accrued interest totaling $31,629 at September 30, 2002. The Company has not made payment or negotiated an extension of the notes and the lenders have not made any demands.

5.       ACQUISITIONS

         On February 28, 2001, the Company purchased substantially all of the assets of LawtonNet Communications (LAWTONNET), a sole proprietorship, including approximately 700 individual and business Internet access customer accounts. Pursuant to the purchase, the Company issued LAWTONNET 35,000 shares of its common stock. In addition, the Company agreed to pay LAWTONNET an amount based upon the future collected revenues received from all active LAWTONNET customers transferred at the time of closing of the purchase until the customers become inactive. As of September 30, 2002, the purchase price had been increased by $30,741 based upon actual collected revenues.

         On February 28, 2001, the Company purchased substantially all of the assets of Computer Concepts & Research, Inc., doing business as SONET Communications (SONET), including approximately 900 individual and business Internet access customer accounts. Pursuant to this purchase, the Company agreed to issue 30,000 shares of its common stock to SONET. In addition, the Company agreed to pay SONET an amount based upon the future collected revenues received from all active SONET customers transferred at the time of closing of this purchase until the customers become inactive. As of September 30, 2002, the purchase price had been increased by $64,577 based upon actual collected revenues.

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

         These acquisitions were accounted for as purchases. The aggregate purchase price has been allocated to the underlying net assets purchased or net liabilities assumed, including intangible assets which consist primarily of acquired customer bases and covenants not to compete, based on their estimated fair values at the respective acquisition dates. Intangible assets acquired totaled approximately $259,198, which are being amortized based on decreases of acquired customer base.

6.       COMMON STOCK OPTIONS AND WARRANTS

         The following table summarizes the Company's employee stock option activity for the three and nine months ended September 30, 2002:

                                              Three Months         Weighted           Nine Months          Weighted
                                                  Ended            Average               Ended             Average
                                           September 30, 2002   Exercise Price    September 30, 2002    Exercise Price
                                           ------------------   --------------    ------------------    --------------
    Options outstanding, beginning of
       period                                  1,472,398            $ .85               1,437,196            $1.08

    Options issued during the period             116,270              .12                 470,830              .07

    Options cancelled during the period               --               --                (319,358)             .99
                                               ---------            -----             -----------            -----
    Options outstanding, end of period         1,588,668            $ .80               1,588,668            $ .80
                                               =========            =====             ===========            =====

         The following table summarizes the Company's common stock purchase warrant and certain stock option activity for the three and nine months ended September 30, 2002:

                                              Three Months          Weighted          Nine Months          Weighted
                                                  Ended             Average             Ended              Average
                                           September 30, 2002   Exercise Price    September 30, 2002    Exercise Price
                                           ------------------   --------------    ------------------    --------------
        Warrants and certain stock
         options outstanding, beginning
         of period                           2,111,681              $ .69              2,099,681            $ .69

        Warrants and certain stock
          options issued during the
          period                                20,000                .11                 32,000              .10
                                            ----------              -----             ----------            -----
        Warrants and certain stock
         options outstanding, end of
         period                              2,131,681              $ .68              2,131,681            $ .68
                                            ==========              =====             ==========            =====

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

         The following information presents net loss for all periods presented as adjusted to reflect adjustments for changes in amortization periods for the Company's intangible assets pursuant to SFAS 142:

                                              Three Months           Three Months         Nine Months          Nine Months
                                                  Ended                  Ended               Ended                Ended
                                           September 30, 2002     September 30, 2001  September 30, 2002   September 30, 2001
                                           ------------------     ------------------  ------------------   ------------------

        Reported net loss                     $ (107,402)            $ (404,450)          $ (645,951)         $ (2,264,662)
        Adjust: intangible
           amortization                               --                  1,283                   --              (196,125)
                                              ----------             ----------           ----------          ------------
           Adjusted net loss                  $ (107,402)            $ (403,167)          $ (645,951)         $ (2,460,787)
                                              ==========             ==========           ==========          ============

        Basic and diluted loss per
           common share
        Reported net loss                     $     (.02)            $     (.06)          $     (.10)         $       (.42)
        Intangible amortization                       --                     --                   --                  (.04)
                                              ----------             ----------           ----------          ------------
           Adjusted net loss                  $     (.02)            $     (.06)          $     (.10)         $       (.46)
                                              ==========             ==========           ==========          ============

8.       MANAGEMENT'S PLANS

         The Company sustained substantial net losses through September 30, 2002. In addition, at September 30, 2002, current liabilities exceed current assets by $1,600,198.

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

         The Company's business plan includes, among other things, expansion of its Internet access services through mergers and acquisitions and the development of its web hosting and co-location services. Execution of the Company's business plan will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Current cash balances will not be sufficient to fund the Company's current business plan. As a consequence, the Company is currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non core assets and to extend vendor payment terms. The Company continues to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund the Company's liquidity. There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.

9.       COMMITMENTS

         On June 28, 2002, the Company issued a purchase order for the purchase and installation of a telephone switch. This switch will enable the Company to broaden its product line. The delivery of the switch has been changed from September 2002 to December 2002. A down payment of $14,950 will be due in December 2002 upon delivery of the switch with the remaining balance of $202,200 financed by the supplier at 10% interest to be paid in 18 monthly payments beginning in January 2003. As additional consideration the Company will issue the supplier a warrant to purchase 50,000 shares of its common stock for $.01 per share for a period of five years from the date of issuance.

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

OVERVIEW

         We are an integrated communications provider offering integrated communications and Internet connectivity to individuals, businesses, organizations, educational institutions and government agencies. Through our subsidiaries, we provide high quality, reliable and scalable Internet access, web hosting, and equipment co-location. Our overall strategy is to become the dominant integrated communications provider for residents and small to medium-sized businesses in Oklahoma.

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

         In 1997 we continued our focus on being a backbone provider by upgrading and acquiring more equipment. We also started offering our own Internet service provider brand access and services to our wholesale customers. As of September 30, 2002, there was one Internet service provider in Oklahoma that used the FullNet brand name for whom we provide the backbone to the Internet. There was also one Internet service provider that used a private label brand name, for whom we are its access backbone and provide on an outsource basis technical support, systems management and operations. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to over 100 businesses in Oklahoma.

         In 1998 our gross revenues exceeded $1,000,000 and we made the Metro Oklahoma City Top 50 Fastest Growing Companies list. In 1998 we commenced the process of organizing a competitive local exchange carrier ("CLEC") through FullTel, and acquired Animus Communications, Inc. ("Animus"), a wholesale Web-service company, which enabled us to become a total solutions provider to individuals and companies seeking a "one-stop shop" in Oklahoma. Animus was renamed FullWeb in January 2000.

         With the incorporation of FullTel and the acquisition of FullWeb, our current business strategy is to become the dominant integrated communications provider in Oklahoma, focusing on rural areas. We expect to grow through the acquisition of additional customers for our carrier-neutral co-location space, the acquisition of Internet service providers, as well as through a FullNet brand marketing campaign. During the years ended 2000 and 2001, we completed eight separate acquisitions of Internet service provider companies, with customers in the Oklahoma cities of Tahlequah, Bartlesville, Enid, Nowata, Lawton, Oklahoma City, Adair, Jay Pryor, Wyandotte, Leach, Colcord and Moseley.

         During the month of February 2000, our common stock began trading on the OTC Bulletin Board under the symbol FULO. While our common stock trades on the OTC Bulletin Board, it is very thinly traded, and there can be no assurance that our stockholders will be able to sell their shares should they so desire. Any market for the common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the market price may be volatile.

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

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2002 and 2001:

                                               THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                  ---------------------------------------------    ----------------------------------------------
                                   SEPTEMBER 30, 2002       SEPTEMBER 30, 2001      SEPTEMBER 30, 2002       SEPTEMBER 30, 2001
                                  --------------------    ---------------------    ---------------------    ---------------------
                                    AMOUNT     PERCENT      AMOUNT     PERCENT       AMOUNT     PERCENT        AMOUNT    PERCENT
Revenues:
  Access service revenues         $ 347,482       55.8%   $ 369,876        57.9%   $1,129,270       60.8%   $   979,910      58.3%
  Co-location and other revenues    275,291       44.2      268,563        42.1       728,880       39.2        700,232      41.7
                                  ---------    -------    ---------   ---------    ----------    -------    -----------   -------
Total revenues                      622,773      100.0      638,439       100.0     1,858,150      100.0      1,680,142     100.0

Cost of access service
   revenues                         172,938       27.8      257,370        40.3       668,754       36.0        622,043      37.0
Cost of co-location and other
   revenues                          26,876        4.3       17,727         2.8        77,583        4.2         60,070       3.6
Selling, general and                329,081       52.8      429,516        67.3     1,000,676       53.9      1,684,129     100.3
   administrative expenses
Gain on sale of assets              (52,348)      (8.4)          --          --       (24,927)      (1.4)            --        --
Depreciation and amortization       157,772       25.3      250,126        39.2       514,897       27.7        716,114      42.6
                                  ---------    -------    ---------   ---------    ----------    -------    -----------   -------
Total operating costs and
   Expenses                         634,319      101.8      954,739       149.6     2,236,983      120.4      3,082,356     183.5
                                  ---------    -------    ---------   ---------    ----------    -------    -----------   -------
Loss from operations                (11,546)      (1.8)    (316,300)      (49.6)     (378,833)     (20.4)    (1,402,214)    (83.5)

Interest expense                    (95,856)     (15.4)     (88,150)      (13.8)     (267,118)     (14.4)      (492,140)    (29.3)

Debt conversion expense                  --         --           --          --            --         --       (370,308)    (22.0)
                                  ---------    -------    ---------   ---------    ----------    -------    -----------   -------

Net loss                          $(107,402)     (17.2)%  $(404,450)      (63.4)%  $ (645,951)     (34.8)%  $(2,264,662)   (134.8)%
                                  =========    =======    =========   =========    ==========    =======    ===========   =======

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

         Access service revenues decreased $22,394 or 6.1% to $347,482 for the three-month period ended September 30, 2002 from $369,876, for the same period in 2001 primarily due to a net reduction in the number of customers.

         Co-location and other revenues increased $6,728 or 2.5% to $275,291 for the three-month period ended September 30, 2002 from $268,563 for the same period in 2001. This increase was primarily attributable to selling additional services to existing customers.

Operating Costs and Expenses

         Cost of access service revenues decreased $84,432 or 32.8% to $172,938 for the three-month period ended September 30, 2002 from $257,370 for the same period in 2001. This decrease was primarily due to the restructuring of our network in order to operate in a more cost effective manner.

         Cost of co-location and other revenues increased $9,149 or 51.6% to $26,876 for the three-month period ended September 30, 2002 from $17,727 for the same period in 2001. This increase was primarily due to an increase in cost of equipment sold to co-location customers.

         Selling, general and administrative expenses decreased $100,435 or 23.4% to $329,081 for the three-month period ended September 30, 2002 from $429,516 for the same period in 2001. This decrease was primarily due to decreases in professional fees and employee costs. Professional fees decreased $19,777 during the three-month period ended September 30, 2002 compared to the same period in 2001. Professional fees include legal, accounting, investment banking and consulting fees. Employee costs decreased $61,778 for the three-month period ended September 30, 2002 from $270,217 for the same period in 2001 primarily due to a decrease in the number of employees to 17 during the period ended September 30, 2002 from 23 during the period ended September 30, 2001. Advertising, supplies and miscellaneous expense decreased $8,385, $2,666 and $9,360, respectively, for the three-month period ended September 30, 2002 from the comparable period in 2001. Selling, general and administrative expenses as a percentage of total revenues decreased to 52.7% during 2002 from 67.3% during 2001.

         During the third quarter of 2002 we recorded a gain on sale of assets of $52,348. This gain was primarily attributable to the sale of excess equipment and the sale of customer bases in certain cities based upon our determination that it was no longer cost effective for us to provide access services.

         Depreciation and amortization expense decreased $92,354 or 36.9% to $157,772 for the three-month period ended September 30, 2002 from $250,126 for the same period in 2001. In January 2002, upon initially applying Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets, we reassessed the useful lives of our acquired customer bases and we began amortizing these intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases. Amortization expense for the three-month periods ended September 30, 2002 and 2001 relating to intangible assets was $104,533 and $184,885, respectively. Fixed asset depreciation decreased $12,002 for the three-month period ended September 30, 2002 compared to the same period in 2001.

Interest Expense

         Interest expense increased $7,706 or 8.7% to $95,856 for the three-month period ended September 30, 2002 from $88,150 for the same period in 2001. This increase was primarily attributable to the addition of four notes payable and three capital lease obligations since September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

         Access service revenues increased $149,360 or 15.2% to $1,129,270 for the nine-month period ended September 30, 2002 over $979,910 for the same period in 2001. This increase was the result of the acquisition of four Internet service providers during 2001.

         Co-location and other revenues increased $28,648 or 4.1% to $728,880 for the nine-month period ended September 30, 2002 from $700,232 for the same period in 2001. This increase was primarily attributable to selling additional services to existing customers.

Operating Costs and Expenses

         Cost of access service revenues increased $46,711 or 7.5% to $668,754 for the nine-month period ended September 30, 2002 from $622,043 for the same period in 2001 due to the increased costs of providing Internet access in Adair, Jay, Pryor, Wyandotte, Leach, Colcord and Moseley relating to the acquisition of Internet service providers in those towns during 2001.

         Cost of co-location and other revenues increased $17,513 or 29.2% to $77,583 for the nine-month period ended September 30, 2002 over $60,070 for the same period in 2001. This increase was primarily due to an increase in cost of equipment sold to co-location customers.

         Selling, general and administrative expenses decreased $683,453 or 40.6% to $1,000,676 for the nine-month period ended September 30, 2002 from $1,684,129 for the same period in 2001. This decrease was primarily due to decreases in professional fees and employee costs. Professional fees decreased $401,729 during the nine-month period ended September 30, 2002 compared to the same period in 2001. Professional fees include legal, accounting, investment banking and consulting fees. Employee costs decreased $208,978 for the nine-month period ended September 30, 2002 from $862,269 for the same period in 2001 primarily due to a decrease in the number of employees to 17 during the period ended September 30, 2002 from 23 during the period ended September 30, 2001. Advertising, rent and miscellaneous expense decreased $22,122, $23,268 and $26,911, respectively, for the nine-month period ended September 30, 2002 from the comparable period in 2001. Selling, general and administrative expenses as a percentage of total revenues decreased to 53.9% during 2002 from 100.3% during 2001.

         During the nine-month period ended September 30, 2002, we recorded a gain on sale of assets of $24,927. This gain was primarily attributable to the sale of customer bases in certain cities in based upon our determination that it was no longer cost effective for us to provide access services.

         Depreciation and amortization expense decreased $201,217 or 28.1% to $514,897 for the nine-month period ended September 30, 2002 from $716,114 for the same period in 2001. In January 2002, upon initially applying SFAS 142 we reassessed useful lives of our acquired customer bases and we began amortizing these intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases. Amortization expense for the nine-month periods ended September 30, 2002 and 2001 relating to intangible assets was $354,520 and $521,465, respectively. Fixed asset depreciation decreased $34,272 for the nine-month period ended September 30,2002 compared to the same period in 2001.

Interest Expense

         Interest expense decreased $225,022 or 45.7% to $267,118 for the nine-month period ended September 30, 2002 from $492,140 for the same period in 2001. This decrease was attributable to the elimination of $463,095 of the loan discount associated with our interim financing issued with warrants and the future amortization of this discount. The elimination of the loan discount occurred in May 2001 as a result of the exchange of our common stock and warrants for our interim financing debt in the recorded amount of $1,283,893 (face amount of $1,746,988).

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

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, we had a deficit working capital of $1,600,198, while at December 31, 2001 we had a deficit working capital of $1,521,090. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

         Cash provided by operations was $7,349 for the nine months ended September 30, 2002. This was an increase from cash used in operations of $4,819 for the nine months ended September 30, 2001. As of September 30, 2002, we had a bank account overdraft of $11,370 that was included in the total current liabilities of $1,783,664. Current liabilities include $404,627 of deferred revenues that will not require settlement in cash.

         Net cash provided by investing activities was $58,446 for the nine months ended September 30, 2002. The cash provided during 2002 was primarily related to the sale of excess equipment and the sale of customer bases in certain cities based upon our determination that it was no longer cost effective for us to provide access services. Cash used in investing activities was $298,583 for the nine months ended September 30, 2001. The cash used during 2001 was primarily related to leasehold improvements for our new office space and construction on our network operations center, which was completed during the first quarter 2001 and capital expenditures related to business acquisitions.

         Net cash used by financing activities consisting primarily of principal payments on notes payable and capital lease obligations was $122,370 for the nine months ended September 30, 2002. Net cash provided by financing activities was $355,955 for the nine months ended September 30, 2001. The cash provided in 2001 was due primarily to the issuance of interim notes payable and the sale of convertible promissory notes payable.

         The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Our principal capital expenditure requirements will include:

         o   the purchase and installation of a telephone switch in Oklahoma;

         o   mergers and acquisitions; and

         o further development of operations support systems and other automated back office systems.

         As our cost of developing new networks and services, funding other strategic initiatives and operating our business will depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will materially vary from expected amounts and these variations are likely to increase our future capital requirements. Our cash balances as of November 11, 2002 will not be sufficient to fund our current business plan beyond a few months. As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non core assets and to extend vendor payment terms. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity needs. There is no assurance that we will be able to obtain additional capital on satisfactory terms or at all.

         In the event that we are unable to obtain additional capital or to obtain it on acceptable terms or in sufficient amounts, we will be required to delay the development of our network or take other actions. This could have a material adverse effect on our business, operating results and financial condition and our ability to achieve sufficient cash flow to service debt requirements.

         Our ability to fund the capital expenditures and other costs contemplated by our business plan and to make scheduled payments with respect to bank borrowings will depend upon, among other things, our ability to seek and obtain additional financing during 2002. Capital will be needed in order to implement our business plan, deploy our network, expand our operations and obtain and retain a significant number of customers in our target markets. Each of these factors is, to a large extent, subject to economic, financial, competitive, political, and regulatory and other factors, many of which are beyond our control.

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

         On June 28, 2002, we issued a purchase order for the purchase and installation of a telephone switch. This switch will enable us to broaden our product line. The delivery of the switch has been moved from September 2002 to December 2002. A down payment of $14,950 will be due in December 2002 with the remaining balance of $202,200 financed by the supplier at 10% interest to be paid in 18 monthly payments beginning in January 2003. As additional consideration, we will issue the supplier a warrant to purchase 50,000 shares of our common stock for $.01 per share for a period of five years from the date of issuance.

FINANCING ACTIVITIES

         During September 2002, we received $5,000 from the issuance of a five-year 8% convertible note payable. This note is convertible into our common stock at the election of the holder, at a conversion rate of $.15 per share, subject to adjustment under certain circumstances.

         On January 1, April 1 and July 1, 2002, we agreed to issue 11,815 shares of common stock in payment of $35,445 accrued interest on a portion of our convertible debt.

         On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended until December 31, 2001. Through September 30, 2002, we made aggregate payments of principal and interest of $35,834 on this loan. Pursuant to the terms of this loan the balance was due on December 31, 2001 and we have not made payment or negotiated an extension of the loan and the lender has not made any demands. At September 30, 2002, the outstanding principal and interest of the loan was $368,044.

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

         Pursuant to the provisions of the convertible notes payable, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.67 per share on September 15, 2002 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible notes payable and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At September 30, 2002, the outstanding principal and interest of the convertible notes payable was $539,383.

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

         In January 2002, upon initially applying SFAS 142 we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the nine month periods ended September 30, 2002 and 2001 relating to intangible assets was $354,520 and $521,465, respectively.

ITEM 3.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures and have designed these controls and procedures to ensure that material information, financial or otherwise, relating to us and our consolidated subsidiaries are made known to them in their capacity as executive officers, particularly during the period that this Report was prepared. These executive officers have evaluated the effectiveness of our disclosure controls and procedures within the preceding 90 days of this Report, having concluded that our disclosure controls and procedures were fully effective as of the date of this report and have reported this conclusion to our auditors and board of directors. In conducting their evaluation of our disclosure controls and procedures, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our internal controls. Furthermore, there were no significant changes in internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation, and there were no necessary actions taken to correct significant deficiencies and material weaknesses.

                            PART II-OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During September 2002, we received $5,000 from the issuance of a five-year 8% convertible note payable. This note is convertible into our common stock at the election of the holder, at a conversion rate of $.15 per share, subject to adjustment under certain circumstances. Furthermore, on July 1, 2002, we issued 11,815 shares of common stock in payment of $11,815 accrued interest on a portion of our convertible debt. These offerings were pursuant to Rule 506 of Regulation D of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         We are in default on an interim loan which matured December 31, 2001. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Through September 30, 2002, we made aggregate payments of principal and interest of $35,834 on this loan. At September 30, 2002, the outstanding principal and accrued interest of the loan was $368,044. We have not made payment or negotiated an extension of the loan and the lender has not made any demands.

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

         10.19    Stock Option Agreement dated February 29, 2000, issued to
                  Wallace L. Walcher (filed as Exhibit 10.19 to Registrant's
                  Form 10-KSB for the fiscal year ended December 31, 2000).       #

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

         10.35    Promissory Note dated June 2, 2000, issued to Lary Smith        #

         10.36    Promissory Note dated June 15, 2001, issued to
                  higganbotham.com L.L.C.                                         #

         10.37    Promissory Note dated November 19, 2001, issued to Northeast
                  Rural Services                                                  #

         10.38    Promissory Note dated November 19, 2001, issued to Northeast
                  Rural Services                                                  #

         10.39    Form of Convertible Promissory Note dated September 6, 2002     *

         22.1     Subsidiaries of the Registrant                                  #

         99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
                  Timothy J. Kilkenny                                             *

         99.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
                  Roger P. Baresel                                                *

             #  Incorporated by reference.
             *  Filed herewith.

      (b)    Reports on Form 8-K

             Registrant filed no reports on Form 8-K during the three months ended September 30, 2002.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

                                   REGISTRANT:
                          FULLNET COMMUNICATIONS, INC.


         Date:  November 13, 2002   By: /s/ TIMOTHY J. KILKENNY
                                        -----------------------
                                        Timothy J. Kilkenny
                                        President and Chief Executive Officer

         Date:  November 13, 2002   By: /s/ ROGER P. BARESEL
                                        --------------------
                                        Roger P. Baresel
                                        Chief Financial and Accounting Officer

                                 CERTIFICATIONS

I, Timothy J. Kilkenny, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FullNet Communications, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                          FULLNET COMMUNICATIONS, INC.


         Date:  November 13, 2002   By: /s/ TIMOTHY J. KILKENNY
                                        -----------------------
                                        Timothy J. Kilkenny
                                        President and Chief Executive Officer

I, Roger P. Baresel, Chief Financial and Accounting Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FullNet Communications, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                          FULLNET COMMUNICATIONS, INC.


         Date:  November 13, 2002   By: /s/ ROGER P. BARESEL
                                        --------------------
                                        Roger P. Baresel
                                        Chief Financial and Accounting Officer

                                INDEX OF EXHIBITS

       EXHIBIT
       NUMBER                            DESCRIPTION
       -------                           -----------
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

         10.19    Stock Option Agreement dated February 29, 2000, issued to
                  Wallace L. Walcher (filed as Exhibit 10.19 to Registrant's
                  Form 10-KSB for the fiscal year ended December 31, 2000).       #

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

         10.35    Promissory Note dated June 2, 2000, issued to Lary Smith        #

         10.36    Promissory Note dated June 15, 2001, issued to
                  higganbotham.com L.L.C.                                         #

         10.37    Promissory Note dated November 19, 2001, issued to Northeast
                  Rural Services                                                  #

         10.38    Promissory Note dated November 19, 2001, issued to Northeast
                  Rural Services                                                  #

         10.39    Form of Convertible Promissory Note dated September 6, 2002     *

         22.1     Subsidiaries of the Registrant                                  #

         99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
                  Timothy J. Kilkenny                                             *

         99.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
                  Roger P. Baresel                                                *