Form 10KSB
period 2002-12-31
FULLNET COMMUNICATIONS INC
filed 2003-03-28
CIK 1092570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)
         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002

         [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

                        COMMISSION FILE NUMBER: 000-27031

                          FULLNET COMMUNICATIONS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     OKLAHOMA                           73-1473361
         -------------------------------           -------------------

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

                              Title of each class
                              -------------------

                        Common Stock, $0.00001 Par Value

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes     No X
                                      ---    ---

The Registrant's revenues for its most recent fiscal year were $2,425,016

The aggregate market value of the registrant's common stock, $0.00001 par value, held by non-affiliates of the Registrant as of June 28, 2002 was $551,396 based on the closing price of $.10 per share on that date as reported by the NASD Electronic Bulletin Board. As of March 25, 2003, 6,663,135 shares of the registrant's common stock, $0.00001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          FULLNET COMMUNICATIONS, INC.
                                   FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2002


                                TABLE OF CONTENTS


                                                               PART I.

ITEM 1.  DESCRIPTION OF BUSINESS..................................................................................................4
ITEM 2.  DESCRIPTION OF PROPERTY.................................................................................................13
ITEM 3.  LEGAL PROCEEDINGS.......................................................................................................14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................................14

                                                              PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................................................15
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...............................................................17
ITEM 7.  FINANCIAL STATEMENTS....................................................................................................20
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................................21

                                                              PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.........21
ITEM 10. EXECUTIVE COMPENSATION..................................................................................................23
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................................................24
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................................26
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K........................................................................................26
ITEM 14. CONTROLS AND PROCEDURES.................................................................................................30

SIGNATURES.......................................................................................................................31

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

         In 1997 we continued our focus on being a backbone provider by upgrading and acquiring more equipment. We also started offering our own Internet service provider brand access and services to our wholesale customers. As of December 31, 2002, there was one Internet service provider in Oklahoma that used the FullNet brand name for whom we provide the backbone to the Internet. There was also one Internet service provider that used a private label brand name, for whom we are its access backbone and provide on an outsource basis technical support, systems management and operations. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to over 100 businesses in Oklahoma.

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

         With the incorporation of FullTel and the acquisition of FullWeb, our current business strategy is to become the dominant integrated communications provider in Oklahoma, focusing on rural areas. We expect to grow through the acquisition of additional customers for our carrier-neutral co-location space, the acquisition of Internet service providers, as well as through a FullNet brand marketing campaign. During the years ended 2000 and 2001, we completed eight separate acquisitions of Internet service provider companies, with customers in the Oklahoma cities of Tahlequah, Bartlesville, Enid, Nowata, Lawton, Oklahoma City, Adair, Jay, Pryor, Wyandotte, Leach, Colcord and Moseley.

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

Mergers and Acquisitions

         Our acquisition strategy is designed to leverage our existing network backbone and internal operations to enable us to enter new markets in Oklahoma, as well as to expand our presence in existing markets, and to benefit from economies of scale. We acquired four Internet service provider businesses in Oklahoma during 2001.

         On February 28, 2001, we purchased substantially all of the assets of LawtonNet Communications (LAWTONNET), a sole proprietorship, including approximately 700 individual and business Internet access customer accounts. Pursuant to the purchase, we issued LAWTONNET 35,000 shares of our common stock. In addition, we agreed to pay LAWTONNET an amount based upon the future collected revenues received from all active LAWTONNET customers transferred at the time of closing of the purchase until the customers become inactive. During the 30 days following the closing of this purchase, advance payments of $30,000 were made on future collected revenues received. Total amounts due to the seller pursuant to this provision of the purchase agreement were $27,182 and $4,611 for 2001 and 2002, respectively.

         On February 28, 2001, we purchased substantially all of the assets of Computer Concepts & Research, Inc., doing business as SONET Communications (SONET), including approximately 900 individual and business Internet access customer accounts. Pursuant to this purchase, we agreed to issue 30,000 shares of our common stock to SONET. In addition, we agreed to pay SONET an amount based upon the future collected revenues received from all active SONET customers transferred at the time of closing until the customers become inactive. Total amounts due to the seller pursuant to this provision of the purchase agreement were $38,404 and $10,995 for 2001 and 2002, respectively.

         On June 15, 2001, we purchased substantially all of the assets of IPDatacom, a division of Higganbotham.com, LLC (IPDatacom), including approximately 400 individual and business Internet access customer accounts. Pursuant to this purchase, we issued IPDatacom 135,000 shares of our common stock, notes payable in the aggregate principal amount of $58,500 and paid $1,500.

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

These acquisitions were accounted for as purchases. The aggregate purchase price has been allocated to the underlying net assets purchased or net liabilities assumed, including intangible assets which consist primarily of acquired customer bases and covenants not to compete, based on their estimated fair values at the respective acquisition dates. Intangible assets acquired totaled approximately $245,397, which are being amortized based on decreases of acquired customer base

Our Business Strategy

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

Target Strategic Acquisitions

         The goal of our acquisition strategy is to accelerate market penetration by acquiring Internet service providers in Oklahoma communities with populations of 5,000 or more and to acquire strategic Internet service providers in Oklahoma City and Tulsa. Additionally, we will continue to build upon our core competencies and expand our technical, customer service staff and sales force in Oklahoma communities. We evaluate acquisition candidates based on their compatibility with our overall business plan of penetrating rural and outlying markets as well as Oklahoma City and Tulsa. When a candidate is acquired, we will integrate our existing Internet, network connectivity and value-added services with the services offered by the acquired company and use either the local sales force or install our own dealer sales force to continue to increase market share. The types of acquisitions targeted by us include Internet service providers located in markets into which we want to expand or to which we may already provide "private-label" Internet connectivity. Other types of targeted acquisitions include local business-only Internet service providers in markets where we have established points of presence and would benefit from the acquired company's local sale and network solutions sales and technical staff and installed customer base through the potential increase in our network utilization. When assessing an acquisition candidate, we focus on the following criteria:

         o Potential revenue and subscriber growth;

         o Low subscriber turnover or churn rates;

         o Density in the market as defined by a high ratio of subscribers to points of presence ("POPs");

         o Favorable competitive environment;

         o Low density network platforms that can be integrated readily into our backbone network; and

         o Favorable consolidation savings.

Generate Internal Sales Growth

         We intend to expand our customer base by increasing our independent re-seller network as well as our marketing efforts. At December 31, 2002, our direct sales force consisted of one individual in our Oklahoma City office coordinating all our business-to-business solutions sales. We currently have one individual responsible statewide to manage the consumer Internet service provider market, with independent re-sellers responsible for their individual markets. Our sales force is supported in its efforts by technical engineers and, in some instances, our senior management. We intend to increase the size of our independent re-seller network to establish an effective selling presence in all major communities in Oklahoma. In addition, we are exploring other strategies to increase our sales, including developing an inside sales center and other marketing partners such as electric cooperatives. We currently have one of the 20 local Oklahoma electric cooperatives as a marketing partner.

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

Increase Rural Area Market Share

         We believe that the rural areas of Oklahoma are underserved by Internet service providers, and that significant profitable growth can be achieved in serving these markets by providing reliable Internet connectivity at a reasonable cost to the residents and businesses located in these areas. We believe we can obtain a significant Internet service provider and business-to-business market share in Oklahoma. To that end, we, through our wholly-owned subsidiary, FullTel, became a licensed competitive local exchange carrier in Oklahoma. As a competitive local exchange carrier, FullTel is now able to provide local telephone numbers for Internet access since the purchase and installation of a telephone switch in March 2003.

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

Enhance Subscribers' Online Experience

         We intend to maximize our subscriber retention and add new subscribers by enhancing our services in the following ways:

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

         o New Products and Services - Offer subscribers new products and services, such as audio and visual streaming, as the technologies supporting these products and services become standardized, stable and profitable.

         o Co-marketing Opportunities - Develop affinity based marketing programs to offer products and services, such as calling cards and long distance telephone service, to our subscribers in exchange for fee based revenues.

Internet Access Services

         Our core business is the sale of Internet access services to individual and small business subscribers located in Oklahoma. Through FullNet, we provide our customers with a variety of dial-up and dedicated connectivity, as well as direct access to a wide range of Internet applications and resources, including electronic mail. FullNet's full range of services include:

         o Private label retail and business direct dial-up connectivity to the Internet and

         o Secure private networks through our backbone network

         Our branded and private label Internet access services are provided through a statewide network with points-of -presence in 18 communities throughout Oklahoma. Points-of-presence are local telephone numbers through which subscribers can access the Internet. Our business services consist of high-speed Internet access services and other services that enable wholesale customers to outsource their Internet and electronic commerce activities. We had approximately 3,600 subscribers at December 31, 2002. Additionally, FullNet sells Internet access to other Internet service providers, who then resell Internet access to their own customers under their private label or under the "FullNet" brand name.

         We intend to expand our subscriber base through a marketing campaign and through acquisitions. We are focusing our acquisition efforts on companies with forward-looking sales and marketing, high-quality customer service and a solid local market dominance. See "Item 1. Description of Business - Mergers and Acquisitions." Additionally, we are expanding our independent re-seller network in an effort to increase our subscriber base in the markets in which we currently operate.

         Currently, we offer the following two types of Internet connections:

         o Dial-Up Connections

         The simplest connection to the Internet is the dial-up account. This method of service connects the user to the Internet through the use of a modem and standard telephone line. Currently, FullNet users can connect via dial-up at speeds up to 56 Kbps. We support these users through the use of sophisticated modem banks at the point-of-presence that send data through a router and out to the Internet. We support the higher speed 56K, V.92 and Integrated Services Digital Network connections with state-of-the-art digital modems. With a dial-up connection, a user can gain access to the Internet for e-mail, the World Wide Web, file transfer protocol, news groups, and a variety of other useful applications.

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

         We believe that our Internet access services provide customers with the following benefits:

         Fast and Reliable Internet Access-We have implemented a network architecture providing exceptional quality and consistency in Internet services, making us the recognized backbone leader in the Oklahoma Internet service provider industry. We offer unlimited, unrestricted and reliable Internet access at a low monthly price. A user-to-modem ratio of approximately 7:1 assures access with minimal busy signals. Dial-up access is available for the following modem speeds: 14.4K, 28.8K, 33.6K, K56Flex, 56K V.90, ISDN 64K and ISDN 128K. Our dial-up access supports all major platforms and operating systems, including MS Windows, UNIX(R), Mac OS, OS/2 and LINUX. This allows simplified access to all Internet applications, including the World Wide Web, email, news and file transfer protocol.

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

CLEC Operations

         Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. CLECs are new phone companies born out of the Telecommunications Act of 1996 (Telecommunications
Act), which requires the incumbent local exchange carriers or ILECs, such as the regional Bell companies, to provide CLECs access to their local facilities, and to compensate CLECs for traffic originated by ILECs and terminated on the CLECs network. By adding our own telephone switch and infrastructure to the existing telephone network in March 2003, we are now able to offer local services in most of Oklahoma, including local dial-up and digital subscriber line for the Internet access services provided by us. As a CLEC, we may subscribe to and resell all forms of local telephone service in Oklahoma. We intend to build our own network infrastructure, which we believe will reduce our current reliance upon the infrastructures of the ILECs. We believe that our CLEC status, combined with the efficiencies inherent in operating our own network, should result in lower overhead costs and a more predictable infrastructure, both of which should be to the benefit of our customers.

         While Internet access is the core focus of growth for us, we plan to also provide traditional telephone service throughout Oklahoma.

         A core piece of our marketing strategy is the "cross pollination" between our Internet activities and FullTel's local dial-up service. By organizing and funding FullTel, we expect to gain local dial-up Internet access to approximately 80% of Oklahoma. In return, FullTel will gain immediate access to our entire Internet service provider customer base.

         The FullTel data center telephone switching equipment was installed in March 2003. Therefore, FullTel will begin extending local access telephone numbers to every city in which we will market, sell and operate our retail FullNet Internet service provider brand and our business-to-business network design, connectivity, domain and Web hosting businesses. It is anticipated that initially, FullTel will provide us with local telephone access in 35-40 targeted cities where we will either already have Internet service customers or have commenced sales and marketing. However, our ability to fully take advantage of these opportunities will be dependent upon the availability of additional capital.

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

Internet Service Providers

         Our current primary competitors include other Internet service providers with a significant national presence that focus on business customers, such as MCI WorldCom, Cox Communications and SBC. These competitors have greater market share, brand recognition, financial, technical and personnel resources than us. We also compete with regional and local Internet service providers in our targeted markets.

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

Cable Companies, Direct Broadcast Satellite and Wireless Communications
Companies

         Many of the major cable companies are offering Internet connectivity, relying on the viability of cable modems and economical upgrades to their networks, including Media One and Time Warner Cablevision, Inc., Cox Communications and Tele-Communications, Inc. ("TCI").

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

         Changes in the regulatory structure and environment affecting the Internet access market, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood of competition from RBOCs or other telecommunications companies, could have an adverse effect on our business. Although the FCC has decided not to allow local telephone companies to impose per-minute access charges on Internet service providers, and the reviewing court has upheld that decision, further regulatory and legislative consideration of this issue is likely. In addition, some telephone companies are seeking relief through state regulatory agencies. The imposition of access charges would affect our costs of serving dial-up customers and could have a material adverse effect on our business, financial condition and results of operations.

         In addition to our Internet service provider operations, we have recently focused attention on acquiring telecommunications assets and facilities, which is a regulated activity. Fulltel, our wholly owned subsidiary, has received competitive local exchange carrier or CLEC certification in Oklahoma, and an important part of our growth strategy is obtaining CLEC certification in certain other states. The Telecommunications Act requires CLECs not to prohibit or unduly restrict resale of their services; to provide dialing parity, number portability, and nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listings; to afford access to poles, ducts, conduits, and rights-of-way; and to establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic. In addition to federal regulation of CLECs, the states also impose regulatory obligations upon CLECs. While these obligations vary from state to state, most states require CLECs to file a tariff for their services and charges; require CLECs to charge just and reasonable rates for their services, and not to discriminate among similarly-situated customers; to file periodic reports and pay certain fees; and to comply with certain services standards and consumer protection laws. As a provider of domestic basic telecommunications services, particularly competitive local exchange services, we could become subject to further regulation by the FCC and/or another regulatory agency, including state and local entities.

         The Telecommunications Act has caused fundamental changes in the markets for local exchange services. In particular, the Telecommunications Act and the FCC rules issued pursuant to it mandate competition in local markets and require that ILECs interconnect with CLECs. Under the provisions of the Telecommunications Act, the FCC and state public utility commissions share jurisdiction over the implementation of local competition: the FCC was required to promulgate general rules and the state commissions were required to arbitrate and approve individual interconnection agreements. The courts have generally upheld the FCC in its promulgation of rules, including a January 25, 1999 U.S. Supreme Court ruling which determined that the FCC has jurisdiction to promulgate national rules in pricing for interconnection.

         An important issue for CLECs is the right to receive reciprocal compensation for the transport and termination of Internet traffic. We believe that, under the Telecommunications Act, CLECs are entitled to receive reciprocal compensation from ILECs. However, some ILECs have disputed payment of reciprocal compensation for Internet traffic, arguing that Internet service provider traffic is not local traffic. Most states have required ILECs to pay CLECs reciprocal compensation. However, in October 1998, the FCC determined that dedicated digital subscriber line service is an interstate service and properly tariffed at the interstate level. In February 1999, the FCC concluded that at least a substantial portion of dial-up Internet service provider traffic is jurisdictionally interstate. The FCC also concluded that its jurisdictional decision does not alter the exemption from access charges currently enjoyed by Internet service providers. The FCC established a proceeding to consider an appropriate compensation mechanism for interstate Internet traffic. Pending the adoption of that mechanism, the FCC saw no reason to interfere with existing interconnection agreements and reciprocal compensation arrangements. The FCC order has been appealed. In addition, there is a risk that state public utility commissions that have previously considered this issue and ordered the payment of reciprocal compensation by the ILECs to the CLECs may be asked by the ILECs to revisit their determinations, or may revisit their determinations on their own motion. To date, at least one ILEC has filed suit seeking a refund from a carrier of reciprocal compensation that the ILEC had paid to that carrier. There can be no assurance that any future court, state regulatory or FCC decision on this matter will favor our position. An unfavorable result may have an adverse impact on our potential future revenues as a CLEC.

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

         Competition; Technological Obsolescence. The markets that we intend to enter are characterized by intense competition and an increasing number of potential new market entrants who have developed or are developing potentially competitive products and/or services. We will face competition from numerous sources, certain of which may have substantially greater financial, technical, marketing, distribution, personnel and other resources than us, permitting such companies to implement extensive marketing campaigns, both generally and in response to efforts by additional competitors to enter into new markets and market new products and services. In addition, the markets for our proposed products/services are characterized by rapidly changing technology and evolving industry standards that could result in product obsolescence or short product life cycles. Accordingly, our ability to compete will be dependent upon our ability to complete the development of our products and to introduce our products and/or services into the marketplace in a timely manner, to continually enhance and improve our software and to successfully develop and market new products. There can be no assurance that we will be able to compete successfully, that competitors will not develop technologies or products that render our products and/or services obsolete or less marketable or that we will be able to successfully enhance our products or develop new products and/or services.

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

         Potential Government Regulations. We are subject to state commission, Federal Communications Commission and court decisions as they relate to the interpretation and implementation of the Telecommunications Act, the interpretation of Competitive Local Exchange Carrier interconnection agreements in general and our interconnection agreements in particular. In some cases, we may become bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to agreements to which we are a party. The results of any of these proceedings could have a material adverse effect on our business, prospects, financial condition and results of operations.

         Dependence on Key Personnel. Our success depends in large part upon the continued successful performance of our current executive officers and key employees, Messrs. Timothy J. Kilkenny, Roger P. Baresel and Jason Ayers, for our continued research, development, marketing and operation. Although we have employed, and will employ in the future, additional qualified employees as well as retaining consultants having significant experience, if Messrs. Kilkenny, Baresel or Ayers fail to perform any of their duties for any reason whatsoever, our ability to market, operate and support our products/services will be adversely affected. While we are located in areas where the available pool of people is substantial, there is also significant competition for qualified personnel.

         Limited Public Market. During February 2000, our common stock began trading on the NASD Electronic Bulletin Board under the symbol FULO. While our common stock continues to trade on the Electronic Bulletin Board, there can be no assurance that stockholders will be able to sell their shares should they desire to do so. Any market for the common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the price may be volatile.

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

Customers

         In 2002 and 2001, we had one customer that represented 27% and 26%, respectively, of our gross revenues. In June 2000, pursuant to an agreement that ends on December 31,2005, we began providing co-location services to KMC Telecom V, Inc. ("KMC"), a facilities-based competitive local exchange carrier. Under the terms of this agreement, we receive $42,275 per month to provide co-location and support services for KMC's telecommunications equipment at our network operations center in Oklahoma City, Oklahoma. KMC moved into our network operations center and began making payments during the third quarter of 2000.

Employees

         As of December 31, 2002, we had 19 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.

ITEM 2. DESCRIPTION OF PROPERTY

         We maintain our executive office in approximately 13,000 square feet at 201 Robert S. Kerr Avenue, suite 210 in Oklahoma City, at an effective annual rental rate of $10.20 per square foot. These premises are occupied pursuant to a ten-year lease that expires December 31, 2009.

         We also lease space in a number of private facilities in which our equipment is housed. The monthly lease payments for such private facilities are approximately $1,300.

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

                                                                Common Stock
                                                             Closing Sale Prices
                                                             -------------------
                                                              High          Low
                                                             ------        -----
2002 -Calendar Quarter Ended:
March 31                                                     $  .06        $ .05
June 30                                                         .10          .10
September 30                                                    .06          .06
December 31                                                     .05          .05
2001 -Calendar Quarter Ended:
March 31                                                     $ 1.03        $ .69
June 30                                                        1.01          .60
September 30                                                    .70          .43
December 31                                                     .45          .11

Number of stockholders

         The number of beneficial holders of record of our common stock as of the close of business on March 25, 2003 was approximately 112.

Dividend Policy

         To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.

Recent Sales of Unregistered Securities

         In February, March, June and September 2000, we obtained interim loans totaling $505,000 through the issuance of promissory notes bearing interest at 14% per annum to 14 accredited investors. This offering was pursuant to Rule 506 of Regulation D of the Securities Act. Net proceeds were approximately $478,500, after payment of placement fees and commissions totaling $26,500 and other offering expenses. The terms of the financing additionally provided for the issuance of five-year warrants exercisable for the purchase of 250,000 shares of our common stock at $0.01 per share and provided for certain registration rights. The promissory notes required monthly interest payments, matured in six months and were extendible for two 90-day periods upon issuance of additional warrants exercisable for the purchase of 250,000 shares at $0.01 per share for each extension. In August 2000, we extended the terms of ten of the interim loans for an additional 90 days and in connection therewith, issued warrants exercisable for the purchase of 137,500 shares of common stock. As of December 31, 2002, we had issued 287,500 shares of common stock pursuant to exercise of these warrant for proceeds of $2,875.

         In March 2000, we obtained interim loans totaling $500,000 through the issuance of promissory notes bearing interest at 14% per annum to two accredited investors. This offering was pursuant to Rule 506 of Regulation D of the Securities Act. Net proceeds were approximately $460,000, after payment of placement fees and commissions totaling $40,000 and other offering expenses. The terms of the financing additionally provided for the issuance of five-year warrants to purchase 100,000 shares of our common stock at $0.01 per share, and provided for certain registration rights. The promissory notes required quarterly interest payments, matured in six months and initially were extendible for two 90-day periods upon issuance of additional warrants exercisable for the purchase of 10,000 shares of common stock at $0.01 per share for each extension. In October 2000, the terms of the two interim loans were amended to provide that, in the event of a second 90-day extension, we would issue warrants exercisable for the purchase of 160,000 shares of common stock. On March 8, 2000, the interim loan investors exercised their warrants and we issued 100,000 shares of our common stock for net proceeds of $1,000. In August 2000, we extended the terms of the two interim loans for an additional 90 days, and, in connection therewith, issued warrants exercisable for the purchase of 10,000 shares, and as of December 31, 2002, we had issued 5,000 shares of common stock pursuant to exercise for net proceeds of $50.

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

         On September 29, 2000, we began offering through a private placement a minimum of $700,000 and a maximum of $2.0 million in the form of three-year term convertible promissory notes bearing interest at 11% per annum (the "Notes"), which can be increased to $2.5 million at the election of the placement agent. The initial closing of $700,000 occurred on November 9, 2000. The second closing of $62,500 occurred on December 1, 2000. Net proceeds were approximately $667,500, after payment of placement fees and commissions totaling $95,000 and other offering expenses. Each of the Notes is convertible into our common stock at the election of the holder thereof, at a conversion rate of $1.00 per share of our common stock, subject to adjustment under certain circumstances. The Notes are accompanied by warrants exercisable for the purchase of the number of shares of our common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00 and provide for certain registration rights. These warrants may be exercised at any time after the date of grant for five years at a price of $0.01 per share. Additionally, $1,005,000 of interim loans, as discussed above, was converted to the Notes on November 9, 2000. As of December 31, 2000, 267,500 shares of our common stock have been issued pursuant to warrant exercise for net proceeds of $2,675. Because we failed to timely file a registration statement covering the common stock underlying the Notes and the warrants the interest rate of the Notes increased to 12.5% per annum and at December 31, 2002, the conversion price was reduced to $.63 per share in accordance with the terms of the Notes. This offering was pursuant to Rule 506 of Regulation D of the Securities Act.

         On January 5, 2001, we obtained an interim loan for $250,000 from an unrelated third party. In connection with this loan, we issued warrants exercisable for the purchase of 125,000 shares of our common stock at $.01 per share. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received from our private placement of convertible notes payable. On March 31, 2001, this loan was increased to $320,000 and the due date for the unpaid principal and interest was extended to July 31, 2001, which was subsequently extended to December 31, 2001. Through December 31, 2002, we had made payments of principal and interest aggregating $35,834 and the past due principal and accrued interest was $376,110 at December 31, 2002. These warrants were exercised on January 22, 2001. This offering was pursuant to Rule 506 of Regulation D of the Securities Act.

          Pursuant to two separate acquisitions of assets on February 28, 2001, we agreed to issue 30,000 shares of our common stock to Sonet Communications and issued 35,000 shares of our common stock to LawtonNet Communications. These offerings were pursuant to Rule 506 of Regulation D of the Securities Act.

          On May 31, 2001, we exchanged 2,064,528 shares of our common stock and warrants (exercisable for the purchase of 436,748 shares of common stock at $2.00 per share) for convertible notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. These warrants expire on May 31, 2006. At December 31, 2002, the remaining outstanding principal and interest of the convertible notes payable was $541,922.

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

          On July 1, 2001 and October 1, 2001, we agreed to issue 3,853 and 11,815 shares of common stock, respectively, in payment of $15,668 accrued interest on a portion of our convertible debt. This offering was pursuant to Rule 506 of Regulation D of the Securities Act.

          Pursuant to the provisions of the private placement of our convertible notes payable, as of December 31, 2002, warrants to purchase an aggregate 506,575 shares of common stock have been exercised at an aggregate exercise price of $5,066.

          On January 1, 2002, we agreed to issue 11,815 shares of common stock in payment of $11,815 accrued interest on a portion of our convertible debt. This offering was pursuant to Rule 506 of Regulation D of the Securities Act.

          During September 2002, we received $5,000 from the issuance of a five-year 8% convertible note payable. This note is convertible into our common stock at the election of the holder, at a conversion rate of $.15 per share, subject to adjustment under certain circumstances. This offering was pursuant to Rule 506 of Regulation D of the Securities Act.

          During December 2002, we agreed to issue 1,500 shares of common stock in settlement of a note payable. This offering was pursuant to Rule 506 of Regulation D of the Securities Act.

          With respect to each of the foregoing common stock and warrant sale transactions, we relied on Sections 4(2) and 3(b) of the Securities Act of 1933 and applicable registration exemptions of Rules 504 and 506 of Regulation D and applicable state securities laws.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 7 of this Report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see "Item 1. Description of Business -- Additional Factors to Consider" and our other periodic reports and documents filed with the Securities and Exchange Commission.

         The following table sets forth certain statement of operations data as a percentage of revenues for the years ended December 31, 2002 and 2001:

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                        2002                        2001
                                               -----------------------     -----------------------
                                                  AMOUNT       PERCENT        AMOUNT       PERCENT
                                               ------------    -------     ------------    -------
Revenues:
Access service revenues                        $  1,421,699       58.6%    $  1,392,711       60.5%
Co-location and other revenues                    1,003,317       41.4          908,301       39.5
                                               ------------    -------     ------------    -------
Total revenues                                    2,425,016      100.0        2,301,012      100.0
Cost of access service revenues                     834,338       34.4          833,766       36.2
Cost of co-location and other revenues               98,371        4.1          112,876        4.9
Selling, general and administrative expenses      1,315,827       54.3        2,136,295       92.8
Loss (gain) on sale of assets                       (33,827)      (1.4)           8,166         .4
Depreciation and amortization                       660,870       27.2          855,973       37.2
Impairment expense                                       --         --          741,295       32.2
                                               ------------    -------     ------------    -------
Total operating costs and expenses                2,875,579      118.6        4,688,371      203.7
                                               ------------    -------     ------------    -------
Loss from operations                               (450,563)     (18.6)      (2,387,359)    (103.7)
Interest expense                                   (372,417)     (15.3)        (558,998)     (24.3)
Debt conversion expense                                  --         --         (370,308)     (16.1)
Other expense                                            --         --           (8,165)       (.4)
                                               ------------    -------     ------------    -------
Net loss                                       $   (822,980)     (33.9)%   $ (3,324,830)    (144.5)%
                                               ============    =======     ============    =======

      YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Revenues

         Access service revenues increased $28,988 or 2.1% to $1,421,699 for the year ended December 31, 2002 from $1,392,711 for the year 2001. This increase was the result of the acquisition of two Internet service providers during 2001 resulting in a full year of revenue in 2002 compared to a partial year in 2001.

         Co-location and other revenues increased $95,016 or 10.5% to $1,003,317 for the year ended December 31, 2002 from $908,301 for the year 2001. This increase was primarily attributable to selling additional services to existing customers.

Operating Costs and Expenses

         Cost of access service revenues remained essentially unchanged at $834,338 for the year ended December 31, 2002 compared to $833,766 for the year 2001.

         Cost of co-location other revenues decreased $14,505 or 12.9% to $98,371 for the year ended December 31, 2002 from $112,876 for the year 2001, as a result of a reduction in certain non-recurring services that we provided to certain co-location customers.

         Selling, general and administrative expenses decreased $820,468 or 38.4% to $1,315,827 for the year ended December 31,2002 from $2,136,295 for the year 2001. This decrease was primarily due to decreases in professional fees and employee costs. Professional fees decreased $540,765 during the year ended December 31, 2002 compared to the year 2001 primarily due to non-recurring fees associated with the private placement offering of convertible notes payable in 2001. Professional fees include legal, accounting, investment banking and consulting fees. Approximately $3,937 and $408,338 of the $47,827 and $588,598 professional fees for the years ended December 31, 2002 and 2001, respectively, were attributable to noncash expenses relating to the fair value of common stock, options and warrants issued in payment of professional services. Employee costs decreased $224,317 for the year ended December 31, 2002 from the prior year primarily due to a decrease in the number of employees to 23 during the first quarter of 2002, 17 during the second quarter of 2002, 17 during the third quarter of 2002 and an increase to 19 during the fourth quarter of 2002 as compared to 28, 26, 23 and 18, respectively during the same periods of 2001. Advertising, rent and bad debt expense decreased $20,384, $23,940 and $26,736, respectively, for the year ended December 31, 2002 from the prior year. These decreases were offset primarily by an increase in insurance expense of $14,673 for the year ended December 31, 2002 over the prior year. Selling, general and administrative expenses as a percentage of total revenues decreased to 54.3% during 2002 from 92.8% during 2001.

         During the year ended December 31, 2002, we recorded a gain on sale of assets of $33,827. This gain was primarily attributable to the sale of customer bases in certain cities based upon our determination that it was no longer cost effective for us to provide access services.

         Depreciation and amortization expense decreased $195,103or 22.8% to $660,870 for the year ended December 31, 2002 from $855,973 for the prior year. In January 2002, upon initially applying SFAS 142 we reassessed useful lives of our acquired customer bases and we began amortizing these intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases. Amortization expense for the years ended December 31, 2002 and 2001 relating to intangible assets was $448,579 and $706,249, respectively.

         During December 2001, due to a decline in customer base we assessed recoverability of intangible assets relating to the Harvest merger. The effect of this assessment for the year ended December 31, 2001 was to record impairment expense of $741,295. The impairment expense increased basic and diluted loss per share by $.13.

Interest Expense

         Interest expense decreased $186,581 or 33.4% to $372,417 for the year ended December 31, 2002 from $558,998 for the year 2001. This decrease was primarily attributable to the elimination of $463,095 of the loan discount associated with our interim financing issued with warrants and the future amortization of this discount. The elimination of the loan discount occurred in May 2001 as a result of the exchange of our common stock and warrants for our interim financing debt in the recorded amount of $1,283,893 (face amount of $1,746,988).

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

Liquidity and Capital Resources

         At December 31, 2002, we had a deficit working capital of $1,929,308, while at December 31, 2001 we had a deficit working capital of $1,521,090. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

         Cash provided by operations was $57,761 for the year ended December 31, 2002. This was an increase from cash used in operations of $12,889 during the prior year. As of December 31, 2002, we had $26,955 in cash and $2,114,969 in current liabilities, including $401,552 of deferred revenues that will not require settlement in cash.

         Net cash provided by investing activities was $84,726 for the year ended December 31, 2002. The cash provided during 2002 was primarily related to the sale of excess equipment and the sale of customer bases in certain cities based upon our determination that it was no longer cost effective for us to provide access services. Cash used in investing activities was $307,790 for the year ended December 31, 2001. The cash used during 2001 was primarily related to leasehold improvements for our new office space and construction on our network operations center, which was completed during the first quarter 2001 and capital expenditures related to business acquisitions.

         Net cash used by financing activities consisting primarily of principal payments on notes payable and capital lease obligations was $172,107 for the year ended December 31, 2002. Net cash provided by financing activities was $364,104 for the year ended December 31, 2001. The cash provided in 2001 was due primarily to the issuance of interim notes payable and the sale of convertible promissory notes payable.

         The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. In June 2002, the Company issued a purchase order for the purchase and installation of a telephone switch that will enable the Company to broaden its product line. This switch was delivered in February 2003. A down payment of $14,950 was paid upon delivery of the switch and the supplier financed the remaining balance of $202,000 at 10% interest to be paid in 18 monthly payments beginning in March 2003. As additional consideration we issued the supplier a warrant exercisable for the purchase 50,000 shares of our common stock for $.01 per share on or before February 7, 2008.

         Our additional principal capital expenditure requirements will include:

         o mergers and acquisitions and

         o further development of operations support systems and other automated back office systems.

         As our cost of developing new networks and services, funding other strategic initiatives and operating our business will depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will materially vary from expected amounts and these variations are likely to increase our future capital requirements. Our cash balances as of March 28, 2003 will not be sufficient to fund our current business plan beyond a few months. As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non core assets and to extend vendor payment terms. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity needs. There is no assurance that we will be able to obtain additional capital on satisfactory terms or at all.

         In the event that we are unable to obtain additional capital or to obtain it on acceptable terms or in sufficient amounts, we will be required to delay the development of our network or take other actions. This could have a material adverse effect on our business, operating results and financial condition and our ability to achieve sufficient cash flow to service debt requirements.

         Our ability to fund the capital expenditures and other costs contemplated by our business plan and to make scheduled payments with respect to bank borrowings will depend upon, among other things, our ability to seek and obtain additional financing during 2003. Capital will be needed in order to implement our business plan, deploy our network, expand our operations and obtain and retain a significant number of customers in our target markets. Each of these factors is, to a large extent, subject to economic, financial, competitive, political, and regulatory and other factors, many of which are beyond our control.

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

Certain Accounting Matters

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect SFAS No. 143 to have a material effect on our financial position or results of operations.

         In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issues No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Statement is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. We estimate that the new standard will not have a material effect on our financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123 (SFAS 148). This statement amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 will be effective for us in the first quarter of 2003. We estimate that the new standard will not have a material effect on our financial statements but are still in the evaluation process.

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. Fin 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN 45 were effective immediately in 2002. We are required to adopt the recognition and measurement provisions of FIN 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. We do not believe the adoption of the recognition and measurement provisions of FIN 45 will have a material effect on our consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected residual losses on returns if they occur, or both. The Interpretation will be effective for us in the third quarter of 2003. Management has not yet determined the effect, if any, of FIN 46, on our financial position or results of operations. Certain disclosures concerning variable interest entities are required in financial statements initially issued after January 31, 2003. We are evaluating the effect of FIN 46 on our financial statements.

ITEM 7. FINANCIAL STATEMENTS

         Our financial statements, prepared in accordance with Regulation S-B, are set forth in this Report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 30, 2003, we engaged BUXTON & CLOUD, P.C. as our new independent accountants, commencing with the audit for the fiscal year ended December 31, 2002, and thereby dismissed Grant Thornton LLP. The decision to change independent accountants was approved by our Board of Directors.

The reports of Grant Thornton LLP on our financial statements for the past two years ended December 31, 2001 and December 31, 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principle. The reports of Grant Thornton LLP on our financial statements for the past two years ended December 31,2001 and December 31, 2000 did however contain explanatory paragraphs describing an uncertainty about our ability to continue as a going concern.

In connection with the audits for the fiscal years ended December 31, 2001 and December 31, 2000 and all interim periods preceding the dismissal, there have been no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused them to make reference thereto in their report on the financial statements for such years.

During the fiscal years ended December 31, 2001 and December 31, 2000 and all subsequent interim periods and to January 30, 2003, the date of dismissal, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(v)).

During the fiscal years ended December 31, 2001 and December 31, 2000 and to January 30, 2003, we did not consult with BUXTON & CLOUD, P.C. on any items concerning the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on our financial statements, or the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-B Item 304(a)(2)).


                           PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following information is furnished as of March 25, 2003 for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of two members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

         Name                    Age                         Position
         ----                    ---                         --------
Timothy J. Kilkenny               44      Chairman of the Board of Directors, President and CEO
Roger P. Baresel                  47      Director, Chief Financial Officer and Secretary
Jason C. Ayers                    28      Vice President of Operations
Patricia R. Shurley               46      Vice President of Finance

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

         Jason C. Ayers has been our Vice President of Operations since December 8, 2000 and prior to that served as President of Animus, a privately-held web hosting company. Mr. Ayers received a BS degree from Southern Nazarene University in Bethany, Oklahoma in May 1996 with a triple major in Computer Science, Math and Physics. Upon graduating, he was a co-founder of Animus. On April 1, 1998, we acquired Animus and Mr. Ayers assumed the role of President of our wholly owned subsidiary, renamed FullWeb.

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

Key Employees

         Michael D Tomas, 30, has been Information Systems Manager since June 1999 and our employee since July 1996. Mr. Tomas currently is completing his studies at the University of Oklahoma for a degree in Management Information Systems. Mr. Tomas has formal training with Cisco, Win 3.1, Win95/98, and Windows NT 4.0 as well as LAN/WAN setup, including experience with wireless networking and is Lucent certified.

Audit Committee Financial Expert

         Because our board of directors only consists of two directors, each of whom does not qualify as an independent director, our board performs the functions of an audit committee. Our board of directors has determined that Roger P. Baresel, our Chief Financial Officer qualifies as a "financial expert." This determination was based upon Mr. Baresel's

o understanding of generally accepted accounting principles and financial statements;

o ability to assess the general application of generally accepted accounting principles in connection with the accounting for estimates, accruals and reserves;

o experience preparing, auditing, analyzing or evaluating financial statements that present the breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities;

o understanding of internal controls and procedures for financial reporting; and

o understanding of audit committee functions.

         Mr. Baresel's experience and qualification as a financial expert were acquired through the active supervision of a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions and overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements.

         Mr. Baresel is not an independent director. We have been unable to attract a person to serve as one of our directors and that would qualify both as an independent director and as a financial expert because of inability to compensate our directors and provide liability insurance protection. Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Requirements

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission ("SEC") and each exchange on which our securities are listed, reports of ownership and subsequent changes in ownership of our common stock and our other securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during 2002 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met, except for the late filing of Form 4 for Jason C. Ayers and Patricia R. Shurley.

Code of Ethics

         On March 25, 2003, our board of directors adopted our code of ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the portion of this code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions may be obtained by written request addressed to Mr. Roger P. Baresel, Corporate Secretary, Fullnet Communications, Inc., 201 Robert
S. Kerr, Suite 210, Oklahoma City, Oklahoma 73102.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth, for the last three fiscal years, the cash compensation paid by us to our Chairman and Chief Executive Officer (the "Named Executive Officer"). None of our executive officers earned annual compensation in excess of $100,000 during fiscal 2002.

                                                                             Long-Term
                                                 Annual Compensation        Compensation
                                            -----------------------------   ------------
                                                                              Securities
                                                                              Underlying
                                                                             Options and
                              Fiscal                            Other          Warrants
Name and Principal Position    Year           Salary         Compensation       (#)(1)
---------------------------   ------        ----------       ------------    -----------
Timothy J. Kilkenny            2002         $75,000(2)        $ 12,614(3)       80,000
Chairman, President and CEO    2001          75,000(2)           7,748(4)      132,000
                               2000          75,000(2)          12,480(5)      100,000

(1) Options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant.

(2)      Includes $25,000 of deferred compensation.

(3) Represents $6,331 of expense reimbursement for business use of Mr. Kilkenny's automobile and $6,283 of insurance premiums paid by us for the benefit of Mr. Kilkenny. We also provide use of an automobile to Mr. Kilkenny, the value of which is not greater than $5,000 annually.

(4) Represents $360 of expense reimbursement for business use of Mr. Kilkenny's automobile and $7,388 of insurance premiums paid by us for the benefit of Mr. Kilkenny. We also provide use of an automobile to Mr. Kilkenny, the value of which is not greater than $5,000 annually.

(5) Represents $1,200 of expense reimbursement for business use of Mr. Kilkenny's automobile and $11,280 of insurance premiums paid by us for the benefit of Mr. Kilkenny. We also provide use of an automobile to Mr. Kilkenny, the value of which is not greater than $5,000 annually.

Stock Options Granted

         We do not have a written stock option plan. However, the Board of Directors granted to our employees stock options exercisable for the purchase of 488,830 shares of our common stock during 2002. The following table shows stock options granted to Mr. Kilkenny during 2002.


                                                                    Individual Grants
                                     -----------------------------------------------------------------------------
                                        Number of              % of Total
                                       Securities            Options Granted          Exercise or
                                       Underlying            To Employees in          Base price        Expiration
Name                                 Options Granted           Fiscal Year              ($/sh)             Date
----                                 ---------------         ---------------          -----------       ----------
Timothy J. Kilkenny                     80,000(1)               16.4%(2)                 $.05            03/18/12
Chairman, President and CEO

(1) Options were granted pursuant to an individual stock option agreement. These options are subject to a three year vesting schedule, subject to certain exceptions, with one-third became or will become exercisable on March 18 of each of 2002, 2003 and 2004. The options expire on March 18, 2012 and have an exercise price of $.05 per share, which was the fair value per share price of our common stock on the grant date.

(2) All options granted during 2002 are nonqualified stock options. During 2002, an aggregate of 488,830 options were granted outside of a formal plan to employees. Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.

2002 Year End Option Values

         The following table sets forth information related to the exercise of stock options during 2002 and the number and value of options held by the following Named Executive Officer at December 31, 2002. During 2002, the Named Executive Officer did not exercise any options, nor did we reprice any outstanding options. For the purposes of this table, the "value" of an option is the difference between the estimated fair market value at December 31, 2002 of the shares of common stock subject to the option and the aggregate exercise price of such option.

                                            Number of Unexercised                 Value of Unexercised In-the-
                                                  Options at                            Money Options at
                                              December 31, 2002                       December 31, 2002(1)
                                      ---------------------------------        ---------------------------------

              Name                    Exercisable         Unexercisable        Exercisable         Unexercisable
              ----                    -----------         -------------        -----------         -------------
Timothy J. Kilkenny                     180,667              81,333                $ --                $ --
Chairman, President and CEO

(1) Based on the December 31, 2002 estimated fair value of our common stock of $.05 per share.

Director Compensation

         During the fiscal year ended December 31, 2002, our directors did not receive any compensation for serving in such capacities.

Employment Agreements and Lack of Keyman Insurance

         On July 31, 2002, we entered into employment agreements with Timothy J. Kilkenny and Roger P. Baresel. Each agreement is effective January 1, 2002, and has a term of two years; however, the term is automatically extended for additional one-year terms, unless we or the employee gives six-month advance notice of termination. These agreements provide, among other things, (i) an annual base salary of at least $75,000 for Mr. Kilkenny (of which he has voluntarily agreed to defer $25,000) and $65,000 for Mr. Baresel (of which he has voluntarily agreed to defer $15,000), (ii) bonuses at the discretion of the Board of Directors, (iii) entitlement to fringe benefits including medical and insurance benefits as may be provided to our other senior officers; and (iv) eligibility to participate in our incentive, bonus, benefit or similar plans. These agreements require the employee to devote the required time and attention to our business and affairs necessary to carry out his responsibilities and duties. These agreements may be terminated under certain circumstances and upon termination provide for (i) the employee to be released from personal liability for our debts and obligations, and (ii) the payment of any amounts we owe the employee.

         We do not maintain any keyman insurance covering the death or disability of our executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership

         The following table sets forth information as of March 25, 2003, concerning the beneficial ownership of our Common Stock by each person (other than our directors and executive officers) who is known by us to own more than 5% of the outstanding shares of our Common Stock. The information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the Securities and Exchange Commission or other information provided to us by the beneficial owner or our stock transfer agent.

                                                                Common Stock
                                                       ------------------------------
                                                       Number of           Percent of
Beneficial Owner(1)                                     Shares             Class(1)
---------------------                                  ---------           ----------
Generation Capital Associates(2)                        695,007                9.9%
Rupinder Sidu(3)                                        628,685                9.1%
Alexander M. Eaton Trust(4)                             610,851                9.1%
Peter Rettman(5)                                        490,296                7.1%
Laura L. Kilkenny(6)                                    465,000                7.0%

(1) Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder's ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 6,663,135 outstanding shares of common stock as of March 25, 2003.

(2) Generation Capital Associates' address is 333 Sandy Springs Circle, Suite 230 Atlanta, GA 30328. Generation Capital Associates holds 267,608 shares of our common stock. The number of shares includes 427,399 shares of our common stock that are subject to currently exercisable common stock purchase warrants. Amounts shown do not include 162,601 shares of our common stock that are subject to common stock purchase warrants that are not currently exercisable because they contain a provision prohibiting their exercise to the extent that they would increase Generation Capital Associates' percentage ownership beyond 9.9% of our outstanding shares of common stock.

(3) Rupinder Sidu's address is 10229 Tavistock Road, Orlando, FL 32827. Mr. Sidu holds 344,018 shares of our common stock. The number of shares includes 284,667 shares of our common stock that are subject to currently exercisable common stock purchase warrants.

(4) The Alexander M. Eaton Trust's address is 4102 Evans Avenue, Fort Meyers, FL 33901. The Trust holds 503,018 shares of our common stock. The number of shares includes 107,833 shares of our common stock that are subject to currently exercisable common stock purchase warrants.

(5) Peter Rettman's address is 1001 Fourth Avenue, Seattle, WA 98154. Mr. Rettman holds 163,078 shares of our common stock. The number of shares includes 206,250 shares of our common stock that are subject to currently exercisable common stock purchase warrants and 120,968 shares of our common stock that are subject to a currently convertible promissory note.

(6) Laura L. Kilkenny's address is 12720 Southwest 58th Street, Mustang, OK 73064. Ms. Kilkenny is the ex-wife of Timothy J. Kilkenny, our Chairman of the Board and Chief Executive Officer. Ms. Kilkenny holds 415,000 shares of our common stock. The number of shares includes 50,000 shares of our common stock that are subject to currently exercisable common stock purchase options.

         The following table sets forth information as of March 25, 2003, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading "Item 9. Directors and Executive Officers, Promoters and Control Persons" and all of our directors and executive officers as a group. There are no family relationships amongst our executive officers and directors. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

                                                 Common Stock
                                              Beneficially Owned
                                            -----------------------
                                             Number of   Percent of
Beneficial Owner(1)                           Shares      Class(1)
-------------------                         ----------   ----------
Timothy J. Kilkenny*(2)(3)                   1,195,667         17.5%
Roger P. Baresel*(2)(4)                        281,184          4.2%
Jason C. Ayers(2)(5)                           112,529          1.7%
Patricia R. Shurley(2)(6)                       93,834          1.4%
                                            ----------   ----------
All executive officers and directors as a
group (6 persons)                            1,683,214         23.4%

*        Director

(1) Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder's ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 6,663,135 shares being outstanding at March 25, 2003.

(2) Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.

(3) Timothy J. Kilkenny holds 1,015,000 shares of our common stock. The number of shares includes 180,667 shares of our common stock that are subject to currently exercisable stock options held by Mr. Kilkenny. Amounts shown do not include options, held by Mr. Kilkenny, to purchase 33,334 shares of our common stock exercisable at $1.00 per share beginning December 8, 2003, 21,333 shares of our common stock exercisable at $.11 per share beginning November 16, 2003, and 26,666 shares of our common stock exercisable at $.05 per share beginning March 18, 2004.

(4) Roger P. Baresel and Judith A. Baresel, husband and wife, each hold 34,408 and 42,659 shares of our common stock, respectively. They hold 31,250 shares of our common stock as joint tenants. The number of shares includes 107,915 shares of our common stock subject to currently exercisable stock options held by Mr. Baresel, 52,452 shares of our common stock subject to currently exercisable stock options held by Mrs. Baresel, and 12,500 currently exercisable common stock purchase warrants held jointly. Amounts shown do not include options, held by Mr. Baresel, to purchase 15,830 shares of our common stock exercisable at $.11 per share beginning November 16, 2003, and options held by Mrs. Baresel, to purchase 40,000 shares of our common stock exercisable at $.05 per share beginning June 3, 2003.

(5) Jason C. Ayers holds 25,865 shares of our common stock. The number of shares includes 86,664 shares of our common stock that are subject to currently exercisable common stock options held by Mr. Ayers. Amounts shown do not include options, held by Mr. Ayers, to purchase 9,000 shares exercisable at $.08 per share beginning June 4, 2003, 5,000 shares of our common stock exercisable at $.11 per share beginning November 16, 2003, 15,000 shares exercisable at $1.00 per share beginning December 8, 2003 and 6,666 shares exercisable at $.05 per share beginning March 18, 2004.

(6) The number of shares includes 93,834 shares of our common stock that are subject to currently exercisable common stock purchase options held by Ms. Shurley. Amounts shown do not include options to purchase 5,000 shares of our common stock exercisable at $.11 per share beginning November 16, 2003, 6,666 shares exercisable at $.05 per share beginning March 18, 2004 and 25,000 shares exercisable at $1.00 per share beginning May 16, 2004.

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

         In connection with his employment, during March 2002, we granted stock options exercisable for the purchase of 80,000 shares of our common stock to Timothy J. Kilkenny, our Chairman of the Board and Chief Executive Officer, which were one-third vested and exercisable immediately and will vest and become exercisable one-third on each annual anniversary of the issue. The options have an exercise price of $.05 per share and expire during March 2012.

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

         In connection with the employment of Roger P. Baresel, during March 2002, we granted stock options exercisable for the purchase of 60,000 shares of our common stock to Mr. Baresel that were one-third vested and exercisable immediately and will vest and become exercisable one-third on each annual anniversary of the issue. These options have an exercise price of $.05 per share and expire during March 2012.

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

    10.35     Promissory Note dated June 2, 2000, issued to Lary Smith                 #

    10.36     Promissory Note dated June 15, 2001, issued to higganbotham.com
              L.L.C.                                                                   #

    10.37     Promissory Note dated November 19, 2001, issued to Northeast Rural
              Services                                                                 #

    10.38     Promissory Note dated November 19, 2001, issued to Northeast Rural
              Services                                                                 #

    10.39     Form of Convertible Promissory Note dated September 6, 2002              #

    10.40     Employment Agreement with Timothy J. Kilkenny dated July 31, 2002        *

    10.41     Employment Agreement with Roger P. Baresel dated July 31, 2002           *

    10.42     Letter from Grant Thornton LLP to the Securities and Exchange
              Commission dated January 30, 2003                                        #

    22.1      Subsidiaries of the Registrant                                           #

    99.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
              Timothy J. Kilkenny                                                      *

    99.2      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger
              P. Baresel                                                               *

----------

         #  Incorporated by reference.

         *  Filed herewith.

(b) Reports on Form 8-K

         Form 8-K dated January 30, 2003 reporting change in certifying accountant to Buxton & Cloud, P.C. commencing with the audit for the fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures and have designed these controls and procedures to ensure that material information, financial or otherwise, relating to us and our consolidated subsidiaries are made known to them in their capacity as executive officers, particularly during the period that this Report was prepared. These executive officers have evaluated the effectiveness of our disclosure controls and procedures within the preceding 90 days of this Report, having concluded that our disclosure controls and procedures were fully effective as of the date of this report and have reported this conclusion to our auditors and board of directors. There have been significant changes in internal controls and in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT:
                          FULLNET COMMUNICATIONS, INC.


Date: March 28, 2003    By: /s/ TIMOTHY J. KILKENNY
                            -----------------------

                            Timothy J. Kilkenny
                            President and Chief Executive Officer



Date: March 28, 2003    By: /s/ ROGER P. BARESEL
                            --------------------

                            Roger P. Baresel
                            Chief Financial and Accounting Officer

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: March 28, 2003    By: /s/ TIMOTHY J. KILKENNY
                            -----------------------

                            Timothy J. Kilkenny,
                            Chairman of the Board and Director



Date: March 28, 2003    By: /s/ ROGER P. BARESEL
                            --------------------

                            Roger P. Baresel, Director

                                 CERTIFICATIONS


I, Timothy J. Kilkenny, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of FullNet Communications, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the year in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       FULLNET COMMUNICATIONS, INC.


     Date: March 28, 2003              By: /s/ TIMOTHY J. KILKENNY
                                           -----------------------
                                           Timothy J. Kilkenny
                                           President and Chief Executive Officer

I, Roger P. Baresel, Chief Financial and Accounting Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of FullNet Communications, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the year in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                      FULLNET COMMUNICATIONS, INC.


     Date: March 28, 2003             By: /s/ ROGER P. BARESEL
                                          --------------------
                                          Roger P. Baresel
                                          Chief Financial and Accounting Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
FullNet Communications, Inc.

We have audited the accompanying consolidated balance sheet of FullNet Communications, Inc. (an Oklahoma corporation) and Subsidiaries, as of December 31, 2002 and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of FullNet Communications, Inc. and Subsidiaries, as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2002 financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $822,980 for the year ended December 31, 2002 and, as of that date, the Company's current liabilities exceeded its current assets by $1,929,308. These factors, among others, as discussed in Note A to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The 2002 financial statements do not include any adjustments that might result from the outcome of this uncertainty.






BUXTON & CLOUD, P.C.

Oklahoma City, Oklahoma
March 14, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
FullNet Communications, Inc.

We have audited the accompanying consolidated balance sheet of FullNet Communications, Inc. (an Oklahoma corporation) and Subsidiaries, as of December 31, 2001, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FullNet Communications, Inc. and Subsidiaries, as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2001 financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $3,324,830 for the year ended December 31, 2001 and, as of that date, the Company's current liabilities exceeded its current assets by $1,521,090. These factors, among others, as discussed in Note A to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The 2001 financial statements do not include any adjustments that might result from the outcome of this uncertainty.






GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 9, 2002

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                  ASSETS                                              2002            2001
                                                                                  ------------    ------------
CURRENT ASSETS
     Cash                                                                         $     26,955    $     56,575
     Accounts receivable, net                                                          122,569         189,369
     Prepaid expenses and other current assets                                          36,137          90,286
                                                                                  ------------    ------------

                    Total current assets                                               185,661         336,230

PROPERTY AND EQUIPMENT, net                                                            978,249       1,152,565

INTANGIBLE ASSETS, net                                                                 506,273         954,852

OTHER ASSETS                                                                            28,323          42,875
                                                                                  ------------    ------------

TOTAL                                                                             $  1,698,506    $  2,486,522
                                                                                  ============    ============

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable - trade                                                     $    413,037    $    518,306
     Accrued and other current liabilities                                             382,677         265,613
     Notes payable, current portion                                                    865,057         549,219
     Capital lease obligations, current portion                                         52,646          55,537
     Deferred revenue                                                                  401,552         468,645
                                                                                  ------------    ------------

                    Total current liabilities                                        2,114,969       1,857,320

NOTES PAYABLE, less current portion                                                    435,386         866,366

CAPITAL LEASE OBLIGATIONS, less current portion                                         47,949          30,693

OTHER                                                                                  142,808         126,786

STOCKHOLDERS' DEFICIT
     Commonstock - $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 6,592,878 shares in 2002
           and 2001                                                                         66              66
     Common stock issuable, 70,257 shares in 2002 and 56,942
           shares in 2001                                                               57,596          45,781
     Additional paid-in capital                                                      8,127,293       7,964,091
     Accumulated deficit                                                            (9,227,561)     (8,404,581)
                                                                                  ------------    ------------

                    Total stockholders' deficit                                     (1,042,606)       (394,643)
                                                                                  ------------    ------------

TOTAL                                                                             $  1,698,506    $  2,486,522
                                                                                  ============    ============

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                           2002            2001
                                                       ------------    ------------
REVENUES
        Access service revenues                        $  1,421,699    $  1,392,711
        Co-location and other revenues                    1,003,317         908,301
                                                       ------------    ------------

                 Total revenues                           2,425,016       2,301,012


OPERATING COSTS AND EXPENSES
        Cost of access service revenues                     834,338         833,766
        Cost of co-location and other revenues               98,371         112,876
        Selling, general and administrative expenses      1,315,827       2,136,295
        Loss (gain) on sale of assets                       (33,827)          8,166
        Depreciation and amortization                       660,870         855,973
        Impairment expense                                       --         741,295
                                                       ------------    ------------

                 Total operating costs and expenses       2,875,579       4,688,371
                                                       ------------    ------------


LOSS FROM OPERATIONS                                       (450,563)     (2,387,359)

INTEREST EXPENSE                                           (372,417)       (558,998)
DEBT CONVERSION EXPENSE                                          --        (370,308)
OTHER EXPENSE                                                    --          (8,165)
                                                       ------------    ------------

NET LOSS                                               $   (822,980)   $ (3,324,830)
                                                       ============    ============

Net loss per common share
     Basic and diluted                                 $       (.12)   $       (.59)
                                                       ============    ============

Weighted average number of common shares outstanding
     Basic and diluted                                    6,661,205       5,680,424
                                                       ============    ============

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

                     Years ended December 31, 2002 and 2001


                                                           Common stock         Common    Additional
                                                       ---------------------    stock      paid-in     Accumulated
                                                         Shares      Amount    issuable    capital       deficit         Total
                                                       ----------   --------   --------   ----------   -----------    -----------
Balance at January 1, 2001                              3,942,775         39         --    5,250,026    (5,079,751)       170,314
Issuance of common stock in conjunction with
   Acquisitions                                           170,000          2     30,000      129,498            --        159,500
Warrant exercise                                          414,075          4        113        4,137            --          4,254
Intrinsic value of beneficial conversion feature
   on debt                                                     --         --         --      363,386            --        363,386
Warrants issued related to financing                           --         --         --      188,336            --        188,336
Common stock and warrants issued in exchange
   for services                                             1,500         --         --      396,538            --        396,538
Common stock issuable in payment of accrued interest           --         --     15,668           --            --         15,668
Conversion of debt to equity                            2,064,528         21         --    1,632,170            --      1,632,191
Net loss                                                       --         --         --           --    (3,324,830)    (3,324,830)
                                                       ----------   --------   --------   ----------   -----------    -----------
Balance at December 31, 2001                            6,592,878   $     66   $ 45,781   $7,964,091   $(8,404,581)   $  (394,643)
                                                       ==========   ========   ========   ==========   ===========    ===========
Intrinsic value of beneficial conversion feature
   on debt                                                     --         --         --      157,564            --        157,564
Common stock issuable in exchange for debt                     --         --         --          105            --            105
Common stock issuable in payment of accrued interest           --         --     11,815           --            --         11,815
Options and warrants issued in exchange
   for compensation and services                               --         --         --        5,533            --          5,533
Net loss                                                       --         --         --           --      (822,980)      (822,980)
                                                       ----------   --------   --------   ----------   -----------    -----------
Balance at December 31, 2002                            6,592,878   $     66   $ 57,596   $8,127,293   $(9,227,561)   $(1,042,606)
                                                       ==========   ========   ========   ==========   ===========    ===========

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                                                    2002            2001
                                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                   $   (822,980)   $ (3,324,830)
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities
          Depreciation and amortization                                                              660,870         855,973
          Stock issued for services                                                                       --           1,125
          Options and warrants issued for compensation and services                                    5,533         385,720
          Amortization of discount and costs relating to financing                                   178,568         261,170
          Debt conversion expense                                                                         --         370,308
          Impairment expense                                                                              --         741,295
          Accrued interest converted to equity                                                        11,815         172,851
          Loss (gain) on sale of assets                                                              (33,827)          8,166
          Provision for uncollectible accounts receivable                                               (812)        (19,130)
          Net (increase) decrease in
               Accounts receivable                                                                    67,612         (28,527)
               Prepaid expenses and other current assets                                              51,839         (55,071)
               Other assets                                                                           (2,645)         25,828
          Net increase (decrease) in
               Accounts payable - trade                                                             (105,269)         82,498
               Accrued and other liabilities                                                         128,690         194,588
               Deposits                                                                              (14,540)         25,000
               Deferred revenue                                                                      (67,093)        290,147
                                                                                                ------------    ------------

                    Net cash provided by (used in) operating activities                               57,761         (12,889)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                              (8,288)       (244,709)
     Proceeds from sale of assets, net of closing costs                                               93,014           4,944
     Acquisitions of businesses, net of cash acquired                                                     --         (68,025)
                                                                                                ------------    ------------

                    Net cash provided by (used in) investing activities                               84,726        (307,790)

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on borrowings under notes payable                                            (94,579)       (133,739)
     Principal payments on note payable to related party                                              (8,888)         (4,684)
     Principal payments on capital lease obligations                                                 (73,640)        (39,501)
     Proceeds from issuance of interim financing and warrants, net of offering costs                      --         350,000
     Proceeds from exercise of warrants                                                                   --           4,254
     Proceeds from issuance of notes payable                                                              --          54,235
     Proceeds from issuance of convertible notes payable                                               5,000         162,500
     Convertible debt issue costs                                                                         --         (28,961)
                                                                                                ------------    ------------

                    Net cash (used in) provided by financing activities                             (172,107)        364,104
                                                                                                ------------    ------------

NET (DECREASE) INCREASE IN CASH                                                                      (29,620)         43,425
Cash at beginning of year                                                                             56,575          13,150
                                                                                                ------------    ------------
Cash at end of year                                                                             $     26,955    $     56,575
                                                                                                ============    ============

                                                                     (continued)

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                             Year ended December 31,


                                                        2002           2001
                                                    ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                              $     67,574   $    102,814

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable to equity                         --      1,138,468
Assets acquired through issuance of capital lease         88,005         81,491

LawtonNet Asset Purchase
     Fair value of common stock issued              $         --   $     35,000
     Fair value of intangible assets                          --        (65,000)
                                                    ------------   ------------
     Cash paid to purchase LawtonNet assets         $         --   $    (30,000)
                                                    ============   ============

Sonet Asset Purchase
     Fair value of assets acquired                                 $    (23,978)
     Fair value of common stock issuable                      --         30,000
     Fair value of intangible assets                          --        (42,547)
                                                    ------------   ------------
     Cash paid to purchase Sonet assets             $         --   $    (36,525)
                                                    ============   ============

IPDatacom Asset Purchase
     Fair value of net assets acquired              $         --   $    (11,650)
     Fair value of common stock issued                        --         94,500
     Fair value of intangible assets                          --       (142,850)
     Note payable issued                                      --         58,500
                                                    ------------   ------------
     Cash paid to purchase IPDatacom assets         $         --   $     (1,500)
                                                    ============   ============

                                                                     (concluded)

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

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

The Company operates and grants credit, on an uncollateralized basis, to customers in Oklahoma and surrounding states. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across different industries. However, the Company has one primary customer for its carrier-neutral telecommunications premise co-location services.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial net losses in 2002 and 2001. In addition, at December 31, 2002 current liabilities exceed current assets by $1,929,308.

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

2. Revenue Recognition

Access service revenues are recognized on a monthly basis over the life of each contract as services are provided. Contract periods range from monthly to yearly. Deferred revenues are calculated for those contracts that require prepayment and continue subsequent to the current year-end. Carrier-neutral telecommunications co-location revenues are recognized on a monthly basis over the life of the contract as services are provided.

3. Accounts Receivable

Accounts receivable consist of the following as of December 31:

                                               2002          2001
                                            ----------    ----------
Accounts receivable                         $  131,630    $  199,240
     Less allowance for doubtful accounts       (9,069)       (9,871)
                                            ----------    ----------
                                            $  122,569    $  189,369
                                            ==========    ==========

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

6. Long-Lived Assets

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets in determining impairment losses on long-term assets. All long-lived assets held and used by the Company, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset.

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

8. Loss Per Common Share

Loss per common share is calculated based on the weighted average number of shares outstanding during the year, including common shares issuable without additional consideration. Basic and diluted loss per share were the same for the years ended December 31, 2002 and 2001 because the following were not dilutive:

                                                             2002         2001
                                                          ----------   ----------
Common shares attributable to convertible notes payable      810,535      654,662
Employee common stock options                              1,589,252    1,437,196
Other common stock options and warrants                    2,151,681    2,099,681
                                                          ----------   ----------

                                                           4,551,468    4,191,539
                                                          ==========   ==========

9. Stock Options and Warrants

The Company's employee stock options are accounted for under APB Opinion No. 25 and related interpretations. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share in 2002 and 2001 would have been increased to the pro forma amounts indicated below:

                                       2002            2001
                                   ------------    ------------
Net loss
          As reported              $   (822,980)   $ (3,324,830)
          Pro forma                $ (1,074,967)   $ (4,006,240)

Basic and diluted loss per share
          As reported              $       (.12)   $       (.59)
          Pro forma                $       (.16)   $       (.71)

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

The following weighted average assumptions were used:

                             2002      2001
                            ------    ------
Risk free interest rate        5.1%      5.3%
Expected lives (in years)        5         5
Expected volatility          143.2%      134%
Dividend yield                   0%        0%

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

10. Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. Advertising expense for the years ended December 31, 2002 and 2001 was $9,224 and $29,608, respectively.

11. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

12. Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial position or results of operations.

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issues No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Statement is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. The Company estimates that the new standard will not have a material effect on its financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123 (SFAS 148). This statement amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 will be effective for the Company in the first quarter of 2003. The Company estimates that the new standard will not have a material effect on its financial statements but is still in the evaluation process.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. Fin 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN 45 were effective immediately in 2002. The Company is required to adopt the recognition and measurement provisions of FIN 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The Company does not believe the adoption of the recognition and measurement provisions of FIN 45 will have a material effect on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected residual losses on returns if they occur, or both. The Interpretation will be effective for the Company in the third quarter of 2003. Management has not yet determined the effect, if any, of FIN 46, on the Company's financial position or results of operations. Certain disclosures concerning variable interest entities are required in financial statements initially issued after January 31, 2003. The Company estimates that FIN 46 will have no material effect on its financial statements.

13. Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                         2002            2001
                                     ------------    ------------
Computers and equipment              $    752,584    $    752,966
Leasehold improvements                    921,827         921,827
Software                                   50,187          75,427
Furniture and fixtures                     19,153          17,506
                                     ------------    ------------
                                        1,743,751       1,767,726
     Less accumulated depreciation       (765,502)       (615,161)
                                     ------------    ------------
                                     $    978,249    $  1,152,565
                                     ============    ============

Depreciation expense for the years ended December 31, 2002 and 2001 was $212,291 and $149,724, respectively.

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

                                             December 31,
                                     ----------------------------
                                         2002            2001
                                     ------------    ------------
LAWTONNET acquisition                $     65,000    $     65,000
SONET acquisition                          42,547          42,547
IPDatacom acquisition                     137,849         137,849
FOT acquisition                            93,649          93,649
FOB acquisition                           194,780         194,780
FON acquisition                           139,650         139,650
Harvest merger                          2,009,858       2,009,858
Animus acquisition                        318,597         318,597
Tulsa acquisition                          70,000          70,000
                                     ------------    ------------
                                        3,071,930       3,071,930
     Less accumulated amortization     (2,565,657)     (2,117,078)
                                     ------------    ------------
                                     $    506,273    $    954,852
                                     ============    ============

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

The following information presents net loss as adjusted to reflect adjustments for changes in amortization periods for the Company's intangible assets pursuant to SFAS 142 for the years ended December 31, 2002 and 2001:

                                              2002            2001
                                          ------------    ------------
Reported net loss                         $   (822,980)   $ (3,324,830)
Adjust: intangible amortization
                                                    --        (201,503)
                                          ------------    ------------
   Adjusted net loss                      $   (822,980)   $ (3,526,333)
                                          ============    ============

Basic and diluted loss per common share
Reported net loss                         $       (.12)   $       (.59)
Intangible amortization
                                                    --            (.03)
                                          ------------    ------------
   Adjusted net loss                      $       (.12)   $       (.62)
                                          ============    ============

Amortization expense for the years ended December 31, 2002 and 2001 relating to intangible assets was $448,579 and $706,249, respectively.

During December 2001, due to a decline in customer base the Company assessed recoverability of intangible assets relating to the Harvest merger. The effect of this assessment for the year ended December 31, 2001 was to record impairment expense of $741,295.

NOTE E - NOTES PAYABLE

On January 5, 2001, the Company obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible notes payable. On March 31, 2001, the principal balance of the note was increased to $320,000 and the due date was extended to July 31, 2001. Subsequently, the due date was extended until December 31, 2001. Through December 31, 2002, the Company had made aggregate payments of principal and interest of $35,834 on this loan. At December 31, 2002, the past due principal and accrued interest totaled $376,110. Pursuant to the terms of this loan the balance was due on December 31, 2001 and the Company has not made payment or negotiated an extension of the note and the lender has not made any demands.

During February and April 2001, the Company received $100,000 and $62,500, respectively, of subscriptions to the Company's private placement offering of convertible notes payable. These notes bear interest at an annual rate of 12.5%, as adjusted, and become due three years following issuance. These notes are convertible into the Company's common stock at the rate of one share of common stock for each $1.00, subject to adjustment under certain circumstances, of principal and accrued unpaid interest at the option of the holders. Subsequently, these notes were exchanged for common stock on May 31, 2001,which is discussed below.

During February 2001, the Company converted accounts payable of $94,680 to a note with terms substantially equivalent to the terms of the Company's convertible notes payable. Subsequently, this note was exchanged for common stock on May 31, 2001,which is discussed below.

Effective February 1, 2001, the holders exchanged their non-interest bearing acquisition note payable for a note bearing interest at 10% per annum commencing January 1, 2001, and a six-month deferral of payments of principal and interest from April 2001 to September 2001. Payments of principal and interest resumed in October 2001, and this note matures in June 2002.

During March 2001, the Company converted acquisition notes payable of $232,944 to notes with terms substantially equivalent to the Company's convertible notes payable. Subsequently, these notes were exchanged for common stock on May 31, 2001,which is discussed below.

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

Pursuant to the provisions of the November and December 2000 convertible notes payable, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.63 per share on December 15, 2002 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible notes payable and underlying warrants on December 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At December 31, 2002, the outstanding principal and interest of the convertible notes payable was $577,367.

On July 1 and October 1, 2001, the Company recorded 3,853 and 11,815 shares of common stock issuable, respectively, in payment of $15,668 accrued interest on a portion of the Company's convertible notes payable.

Notes payable consist of the following at December 31:


                                                                  2002         2001

Three notes payable to a bank, payable in monthly
installments aggregating $10,010, including interest ranging from 9.5% to 11.5%, maturing September 2008; collateralized
by property and equipment, accounts receivable and Company
common stock owned by the founder and CEO of the Company;
guaranteed by the founder and CEO of the Company; partially
guaranteed by the Small Business Administration                $  474,523   $  526,886

Interim loan, interest at 10%, requires payments equal to
50% of the net proceeds received by the Company from its
private placement of convertible notes payable, matured
December 2001; unsecured                                          320,000      320,000

Convertible notes payable; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and $505,000
and $5,636 mature in 2003 and 2004, respectively; $510,636
face amount less unamortized discount of $196,271 ($199,799
for 2001); effective rate of 20% (convertible into
approximately 810,535 and 654,662 shares at December 31,
2002 and 2001, respectively)                                      314,365      310,837

Note payable to a bank, payable in monthly installments of
$1,277 until paid in full, including interest at a variable
rate (prime plus 2.25%; 7.0% at December 31, 2002), matures
September 2014; collateralized by substantially all assets
acquired in conjunction with the acquisition of Harvest
Communications, Inc. A former officer of the Company who was the sole stockholder of Harvest Communications, Inc. is a
co-maker on this note and it is partially guaranteed by the
Small Business Administration                                      37,060       49,278

Note payable to the Company's founder and CEO, payable in
monthly installments of $1,034 including interest at 8.5%,
maturing May 2006; unsecured                                       36,492       45,380

Other notes payable(1)                                            118,003      163,204
                                                               ----------   ----------
                                                                1,300,443    1,415,585
      Less current portion                                        865,057      549,219
                                                               ----------   ----------
                                                               $  435,386   $  866,366
                                                               ==========   ==========

(1) Includes three notes with past due principal and accrued interest totaling $51,229 at December 31, 2002. The Company has not made payment or negotiated an extension of the notes and the lenders have not made any demands.

Aggregate future maturities of notes payable at December 31, 2002 are as follows:

Year ending December 31
    2003                    $ 1,059,147
    2004                        106,823
    2005                        105,774
    2006                        106,486
    2007                        109,117
    Thereafter                    9,367
                            -----------
                              1,496,714
Less unamortized discount      (196,271)
                            -----------
                            $ 1,300,443
                            ===========

NOTE F - LEASE AGREEMENTS

Capital Leases

The Company has various capital leases for equipment. The lease terms range from 24 to 36 months. Additionally, annual lease rental payments for each lease range from $1,387 to $23,236 per year.

The property and equipment accounts include $186,436 and $98,431 for leases that have been capitalized at December 31, 2002 and 2001, respectively. Related accumulated amortization amounted to $46,550 and $16,353 at December 31, 2002 and 2001, respectively.

The schedule of future minimum lease payments below reflects all payments under capital leases in effect at December 31, 2002.

Year ending December 31
     2003                                     $ 66,089
     2004                                       36,431
     2005                                       17,313
                                              --------
Total minimum lease payments                  $119,833
Less amount representing interest               19,238
                                              --------
Present value of net minimum lease payments   $100,595
Less current portion                            52,646
                                              --------
Long-term capital lease obligations           $ 47,949
                                              ========

Operating Leases

The Company leases certain office facilities used in its operations under noncancellable operating leases expiring at various dates through 2009. Future minimum lease payments required at December 31,2002 under noncancellable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
     2003                 $  163,749
     2004                    163,761
     2005                    170,284
     2006                    176,807
     2007                    183,330
     Thereafter              386,229
                          ----------
                          $1,244,160
                          ==========

Rental expense for all operating leases for the years ended December 31, 2002 and 2001 was approximately $306,759 and $408,000, respectively.

Certain of the Company's long-term noncancellable operating leases include scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred credit of $72,956 and $57,286 at December 31, 2002 and 2001, respectively, which is reflected in Other Long-term Liabilities on the Balance Sheet to reflect the net excess of rental expense over cash payments since inception of the leases.

NOTE G - INCOME TAXES

Due to net losses, no provision for income taxes was necessary for 2002 or 2001.

The Company's effective income tax rate on net loss differed from the federal statutory rate of 34% as follows at December 31:

                                                 2002            2001
                                             ------------    ------------
Income taxes at federal statutory rate       $   (280,000)   $ (1,130,000)
Change in valuation allowance                     159,000         443,000
Nondeductible expenses                            169,000         733,000
State income taxes, net of federal benefit        (46,000)       (125,000)
Other                                              (2,000)         79,000
                                             ------------    ------------
                  Total tax expense          $         --    $         --
                                             ============    ============

The components of deferred income tax assets were as follows at December 31:

                                                      2002            2001
                                                  ------------    ------------
Deferred income tax assets
         Basis difference in intangible assets    $    165,000    $    107,500
         Deferred revenue                              157,000         177,000
         Net operating loss                          1,014,000         939,000
             Other                                      94,000          65,000
         Valuation allowance                        (1,430,000)     (1,271,000)
                                                  ------------    ------------

                  Net deferred income tax asset   $         --    $     17,500
                                                  ============    ============

Increase in valuation allowance                   $    159,000    $    474,000
                                                  ============    ============

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2002, the Company has a net operating loss carryforward of approximately $2,700,000 that will expire at various dates through 2021. As such carryforward can only be used to offset future taxable income of the Company, management has provided a valuation allowance until it is more likely than not that taxable income will be generated.

NOTE H - STOCKHOLDERS' (DEFICIT) EQUITY

COMMON STOCK - During January 2002, the Company agreed to issue 11,815 shares valued at $11,815 in payment of accrued interest on a portion of the Company's convertible debt. At December 31, 2002 these shares are shown as Common Stock Issuable.

During December 2002, the Company agreed to issue 1,500 shares valued at $105 in settlement of a note payable. At December 31, 2002 these shares are shown as

Common Stock Issuable. During 2001, the Company issued 170,000 shares valued at $129,500 in conjunction with the completion of two acquisitions and has an obligation to issue 30,000 shares valued at $30,000 in conjunction with a third acquisition.

Warrants exercisable for the purchase of 425,349 shares of stock were exercised during 2001 for an aggregate price of $4,254. Of these shares, 414,075 of these shares were issued and 11,274 shares are issuable at December 31, 2002.

During April 2001, 1,500 shares were issued as partial compensation for consulting services performed. Consulting services expense of $1,125 was recorded based on an estimated fair value of $.75 per share.

COMMON STOCK OPTIONS - The following table summarizes the Company's employee stock option activity for the years ended December 31, 2002 and 2001:

                                                          Weighted                       Weighted
                                                          Average                        Average
                                            2002       Exercise Price      2001       Exercise Price
                                         ----------    --------------   ----------    --------------
Options outstanding, beginning of year    1,437,196    $         1.08    1,041,034    $         1.40
Options granted during the year             488,830               .07      800,063               .79
Options exercised during the year                --                --           --                --
Options cancelled during the year          (336,774)              .81     (403,901)             1.33
                                         ----------    --------------   ----------    --------------
Options outstanding, end of year          1,589,252    $          .80    1,437,196    $         1.08
                                         ==========    ==============   ==========    ==============
Options exercisable at end of year        1,106,090    $          .97      871,368    $         1.06
                                         ==========    ==============   ==========    ==============
Weighted average fair value of
options granted during the year                        $          .06                 $          .45
                                                       ==============                 ==============

The following table summarizes information about employee stock options outstanding at December 31, 2002:

                                   Options outstanding                                 Options exercisable
                    --------------------------------------------------        ------------------------------------
                                     Weighted-
                                      average
                      Number         remaining           Weighted-                Number             Weighted-
Range of exercise   outstanding     contractual       average exercise        exercisable at      average exercise
      prices        at 12/31/02        life                price                 12/31/02              price
-----------------   -----------     -----------       ----------------        --------------      ----------------
  $0.01 - $0.70         790,829      9.04 years             $0.27                  450,001               $0.41
  $1.00 - $1.50         674,290      7.86 years             $1.07                  543,956               $1.09
  $1.81 - $3.00         124,133      7.32 years             $2.62                  112,133               $2.66
                      ---------                                                  ---------
                      1,589,252      8.32 years             $1.08                1,106,090               $ .97
                      =========                                                  =========

The Company's employee stock options are accounted for under APB Opinion No. 25 and related interpretations. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share in 2002 and 2001 would have been increased to the pro forma amounts indicated below:

                                       2002            2001
                                   ------------    ------------
Net loss
          As reported              $   (822,980)   $ (3,324,830)
          Pro forma                $ (1,074,967)   $ (4,006,240)

Basic and diluted loss per share
          As reported              $       (.12)   $       (.59)
          Pro forma                $       (.16)   $       (.71)

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

The following weighted average assumptions were used:

                             2002      2001
                            ------    ------
Risk free interest rate        5.1%      5.3%
Expected lives (in years)        5         5
Expected volatility          143.2%      134%
Dividend yield                   0%        0%

COMMON STOCK WARRANTS AND CERTAIN STOCK OPTIONS - A summary of common stock purchase warrant and certain stock option activity for the years ended December 31, 2002 and 2001 follows:

                                                                                         Number of
                                                                                          shares
                                                                                         ---------
Issued during 2002
          For professional services (weighted average exercise price $.08 per share)        52,000
                                                                                         ---------

                                   Total issued during 2002                                 52,000
                                                                                         =========

Issued during 2001
          In connection with interim financing (weighted average exercise price
               $.51 per share)                                                             250,000
          For professional services (weighted average exercise price $.28 per share)       739,000
          In connection with the issuance of convertible notes payable (exercise price
               $.01 per share)                                                             122,532
          In connection with the exchange of convertible notes (exercise price
               $2.00 per share)                                                            436,748
                                                                                         ---------

                         Total issued during 2001                                        1,548,280
                                                                                         =========

Outstanding common stock purchase warrants and certain stock options outstanding at December 31, 2002 are as follows:

                 Number     Exercise   Expiration
                of shares    price        year
                ---------   --------   ----------
                   57,375   $   1.25         2002
                   25,000       2.77         2003
                   10,000       2.55         2005
                   70,000       1.00         2005
                  560,000        .01         2005
                  436,748       2.00         2006
                  311,000       1.00         2006
                   73,500        .13         2006
                  100,000        .11         2006
                  456,058        .01         2006
                    6,000        .12         2007
                   14,000        .10         2007
                   12,000        .08         2007
                   20,000        .05         2007
                ---------
                2,151,681
                =========

The following table summarizes the Company's common stock purchase warrant and certain stock option activity for the years ended December 31, 2002 and 2001:

                                                                                  Weighted                   Weighted
                                                                                  Average                    Average
                                                                                  Exercise                   Exercise
                                                                       2002        Price         2001         Price
                                                                    ----------   ----------   ----------    ----------
Warrants and certain stock options outstanding, beginning of year    2,099,681   $      .69    1,076,750    $      .32
Warrants and certain stock options issued during the year               52,000          .08    1,548,280          1.46
Warrants and certain stock options exercised during the year                --           --     (425,349)          .01
Warrants and certain stock options cancelled during the year                --           --     (100,000)         1.00
                                                                    ----------   ----------   ----------    ----------
Warrants and certain stock options outstanding, end of year          2,151,681   $      .68    2,099,681    $      .69
                                                                    ==========   ==========   ==========    ==========

NOTE I - RELATED PARTY TRANSACTIONS

In connection with his employment, during March 2002, the Company issued stock options exercisable for the purchase of 80,000 shares of common stock to the founder and CEO of the Company that were one-third vested and exercisable immediately and will vest and become exercisable one-third on each annual anniversary of the issue. These options have an exercise price of $.05 per share and expire during March 2012.

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

In connection with his employment, during March 2002, the Company issued stock options exercisable for the purchase of 60,000 shares of common stock to one of its officers and directors that were one-third vested and exercisable immediately and will vest and become exercisable one-third on each annual anniversary of the issue. These options have an exercise price of $.05 per share and expire during March 2012.

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

NOTE J - ACQUISITIONS

On February 28, 2001, the Company purchased substantially all of the assets of LawtonNet Communications (LAWTONNET), a sole proprietorship, including approximately 700 individual and business Internet access customer accounts. Pursuant to the purchase, the Company issued LAWTONNET 35,000 shares of its common stock. In addition, the Company agreed to pay LAWTONNET an amount based upon the future collected revenues received from all active LAWTONNET customers transferred at the time of closing of the purchase until the customers become inactive. During the 30 days following the closing of this purchase, advance payments of $30,000 were made on the future collected revenues received. Total amounts due to the seller pursuant to this provision of the purchase agreement were $27,182 and $4,611 for the years ended December 31, 2001 and 2002, respectively.

On February 28, 2001, the Company purchased substantially all of the assets of Computer Concepts & Research, Inc., doing business as SONET Communications (SONET), including approximately 900 individual and business Internet access customer accounts. Pursuant to this purchase, the Company agreed to issue 30,000 shares of its common stock to SONET. In addition, the Company agreed to pay SONET an amount based upon the future collected revenues received from all active SONET customers transferred at the time of closing of this purchase until the customers become inactive. Total amounts due to the seller pursuant to this provision of the purchase agreement were $38,404 and $10,995 for the years ended December 31, 2001 and 2002, respectively.

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

These acquisitions were accounted for as purchases. The aggregate purchase price has been allocated to the underlying net assets purchased or net liabilities assumed, including intangible assets, which consist primarily of acquired customer bases and covenants not to compete, based on their estimated fair values at the respective acquisition dates. Intangible assets acquired totaled approximately $245,397, which are being amortized based on decreases of acquired customer base.

The unaudited pro forma combined historical results, as if the entities listed above had been acquired at the beginning of the period presented, are included in the table below.

                                       2001
                                   ------------
Revenue                            $  2,511,000
Net loss                           $ (3,323,000)
Basic and diluted loss per share   $       (.58)

The pro forma results above include amortization of intangible assets acquired and interest expense on debt assumed or issued to finance the acquisitions. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

NOTE K - COMMITMENTS AND CONTINGENCIES

In June 2002, the Company issued a purchase order for the purchase and installation of a telephone switch that will enable the Company to broaden its product line. This switch was delivered in February 2003. A down payment of $14,950 was paid upon delivery of the switch and the remaining balance of $202,200 was financed by the supplier at 10% interest to be paid in 18 monthly payments beginning in March 2003. As additional consideration the Company issued the supplier a warrant on February 7, 2003 to purchase 50,000 shares of its common stock for $.01 per share for a period of five years from the date of issuance.

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments are held for purposes other than trading. The estimated fair value of notes payable is the discounted amount of future cash flows using the estimated current rate for similar borrowings.

                                  2002                      2001
                        -----------------------   -----------------------
                         Carrying       Fair       Carrying       Fair
                          amount       value        amount       value
                        ----------   ----------   ----------   ----------
Financial liabilities
    Notes payable       $1,300,000   $  811,000   $1,416,000   $1,246,000

NOTE M - SIGNIFICANT CUSTOMER

During the years ended December 31, 2002 and 2001, the Company had one customer that comprised approximately 27% and 26%, respectively, of total revenues.

                                Index of Exhibits

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

    10.35     Promissory Note dated June 2, 2000, issued to Lary Smith                 #

    10.36     Promissory Note dated June 15, 2001, issued to higganbotham.com
              L.L.C.                                                                   #

    10.37     Promissory Note dated November 19, 2001, issued to Northeast Rural
              Services                                                                 #

    10.38     Promissory Note dated November 19, 2001, issued to Northeast Rural
              Services                                                                 #

    10.39     Form of Convertible Promissory Note dated September 6, 2002              #

    10.40     Employment Agreement with Timothy J. Kilkenny dated July 31, 2002        *

    10.41     Employment Agreement with Roger P. Baresel dated July 31, 2002           *

    10.42     Letter from Grant Thornton LLP to the Securities and Exchange
              Commission dated January 30, 2003                                        #

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

----------

# Incorporated by reference

* Filed herewith