Form 10QSB
period 2003-03-31
FULLNET COMMUNICATIONS INC
filed 2003-05-13
CIK 1092570

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________ to ______________.



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




CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [__]


The number of shares outstanding of the Issuer's Common Stock, $.00001 par value, as of May 8, 2003 was 6,663,135.

Transitional Small Business Disclosure Format (Check one):   YES [__]  NO  [X]

                                  FORM 10-QSB

                                TABLE OF CONTENTS


                                                                                                   Page
PART I          FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Balance Sheets - March 31, 2003 (Unaudited) and December 31, 2002       3

                Consolidated Statements of Operations - Three months ended March 31, 2003 and
                2002 (Unaudited) ..............................................................      4

                Consolidated Statement of Stockholders' Deficit  - Three months ended March 31,
                2003 (Unaudited) ..............................................................      5

                Consolidated Statements of Cash Flows - Three months ended March 31, 2003 and
                2002 (Unaudited) ..............................................................      6

                Notes to Consolidated Financial Statements (Unaudited) ........................      7

       Item 2.  Management's Discussion and Analysis or Plan of Operation .....................     12

       Item 3.  Controls and Procedures .......................................................     18

PART II         OTHER INFORMATION

       Item 2.  Changes in Securities and Use of Proceeds .....................................     19

       Item 3.  Defaults Upon Senior Securities ...............................................     19

       Item 4.  Submission of Matters to a Vote of Security Holders ...........................     19

       Item 6.  Exhibits and Reports on Form 8-K ..............................................     19

       Signatures .............................................................................     24

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  ASSETS                                              MARCH 31,       DECEMBER 31,
                                                                                        2003             2002
                                                                                    -----------      -----------
                                                                                    (Unaudited)
CURRENT ASSETS
     Cash                                                                           $    11,335      $    26,955
     Accounts receivable, net                                                           172,463          122,569
     Prepaid expenses and other current assets                                           14,498           36,137
                                                                                    -----------      -----------

                    Total current assets                                                198,296          185,661

PROPERTY AND EQUIPMENT, net                                                           1,170,534          978,249

INTANGIBLE ASSETS, net                                                                  433,404          506,273

OTHER ASSETS                                                                             21,745           28,323
                                                                                    -----------      -----------

TOTAL                                                                               $ 1,823,979      $ 1,698,506
                                                                                    ===========      ===========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable - trade                                                       $   562,447      $   413,037
     Accrued and other current liabilities                                              415,737          382,677
     Notes payable, current portion                                                     983,892          865,057
     Capital lease obligations, current portion                                          48,305           52,646
     Deferred revenue                                                                   404,874          401,552
                                                                                    -----------      -----------

                    Total current liabilities                                         2,415,255        2,114,969

NOTES PAYABLE, less current portion                                                     497,487          435,386

CAPITAL LEASE OBLIGATIONS, less current portion                                          37,908           47,949

OTHER                                                                                   138,119          142,808

STOCKHOLDERS' DEFICIT
     Common stock - $.00001 par value; authorized, 10,000,000 shares; issued and
           outstanding, 6,592,878 shares in 2003 and 2002                                    66               66
     Common stock issuable, 70,257 shares in 2003 and 2002                               57,596           57,596
     Additional paid-in capital                                                       8,185,244        8,127,293
     Accumulated deficit                                                             (9,507,696)      (9,227,561)
                                                                                    -----------      -----------

                    Total stockholders' deficit                                      (1,264,790)      (1,042,606)
                                                                                    -----------      -----------

TOTAL                                                                               $ 1,823,979      $ 1,698,506
                                                                                    ===========      ===========

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                              ------------------
                                                        MARCH 31, 2003   MARCH 31, 2002
                                                        --------------   --------------
REVENUES
        Access service revenues                          $   283,170      $   403,086
        Co-location and other revenues                       258,612          215,268
                                                         -----------      -----------

                 Total revenues                              541,782          618,354


OPERATING COSTS AND EXPENSES
        Cost of access service revenues                      245,601          261,431
        Cost of co-location and other revenues                33,466           23,830
        Selling, general and administrative expenses         286,563          352,654
        Loss on sale of assets                                 4,697           21,311
        Depreciation and amortization                        130,140          175,702
                                                         -----------      -----------

                 Total operating costs and expenses          700,467          834,928
                                                         -----------      -----------


LOSS FROM OPERATIONS                                        (158,685)        (216,574)

INTEREST EXPENSE                                            (121,450)         (81,961)
                                                         -----------      -----------

NET LOSS                                                 $  (280,135)     $  (298,535)
                                                         ===========      ===========

Net loss per common share
     Basic and diluted                                   $      (.04)     $      (.04)
                                                         ===========      ===========

Weighted average number of common shares outstanding
     Basic and diluted                                     6,663,135        6,659,666
                                                         ===========      ===========

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                        THREE MONTHS ENDED MARCH 31, 2003



                                                  Common stock         Common       Additional
                                                  ------------         stock         paid-in      Accumulated
                                                Shares      Amount    issuable       capital        Deficit             Total
                                                ------      ------    --------       -------        -------             -----

Balance at January 1, 2003                     6,592,878     $ 66     $57,596     $ 8,127,293     $(9,227,561)     $(1,042,606)

Intrinsic value of beneficial conversion
  feature on debt                                     --       --          --          55,548              --           55,548

Warrants issued related to financing                  --       --          --           2,403              --            2,403

Net loss                                              --       --          --              --        (280,135)        (280,135)
                                               ---------     ----     -------     -----------     -----------      -----------

Balance at March 31, 2003                      6,592,878     $ 66     $57,596     $ 8,185,244     $(9,507,696)     $(1,264,790)
                                               =========     ====     =======     ===========     ===========      ===========

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                ------------------
                                                                                        MARCH 31, 2003       MARCH 31, 2002
                                                                                        --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                          $(280,135)               $(298,535)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating Activities
          Depreciation and amortization                                                  130,140                  175,702
          Warrants issued related to financing                                             2,403                       --
          Amortization of discount and costs relating to financing                        73,508                   34,104
          Accrued interest converted to equity                                                --                   11,815
          Loss on sale of assets                                                           4,697                   21,311
          Provision for uncollectible accounts receivable                                  2,428                   (2,983)
          Net (increase) decrease in
               Accounts receivable                                                       (52,322)                  71,408
               Prepaid expenses and other current assets                                  21,639                   14,540
               Other assets                                                                2,279                    3,939
          Net increase (decrease) in
               Accounts payable - trade                                                  149,410                  (71,187)
               Accrued and other liabilities                                              28,371                   47,732
               Deposits                                                                       --                    9,960
               Deferred revenue                                                            3,322                  (33,278)
                                                                                       ---------                ---------

                    Net cash provided by (used in) operating activities                   85,740                  (15,472)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                 (54,469)                  (2,268)
     Proceeds from sale of assets, net of closing costs                                    2,416                   12,972
                                                                                       ---------                ---------

                    Net cash (used in) provided by investing activities                  (52,053)                  10,704

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on borrowings under notes payable                                (32,583)                 (34,178)
     Principal payments on note payable to related party                                  (2,342)                  (2,152)
     Principal payments on capital lease obligations                                     (14,382)                 (13,184)
                                                                                       ---------                ---------

                    Net cash used in financing activities                                (49,307)                 (49,514)
                                                                                       ---------                ---------

NET DECREASE IN CASH                                                                     (15,620)                 (54,282)
Cash at beginning of period                                                               26,955                   56,575
                                                                                       ---------                ---------
Cash at end of period                                                                  $  11,335                $   2,293
                                                                                       =========                =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                                 $  21,069                $  25,066
Assets financed through note payable                                                     202,200                       --

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       UNAUDITED INTERIM FINANCIAL STATEMENTS

         The unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2002.

         The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2003. Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.

2.       USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

3.       LOSS PER COMMON SHARE

         Loss per common share is calculated based on the weighted average number of shares outstanding during the period, including common shares issuable without additional consideration. Basic and diluted loss per share were the same for each period in 2003 and 2002 because the outstanding convertible notes payable, stock options and warrants were not dilutive.

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

         Amortization expense for the three months ended March 31, 2003 and 2002 relating to intangible assets was $72,870 and $122,198, respectively.

  5.     NOTES PAYABLE

         Notes payable consist of the following:

                                                                             March 31,    December 31,
                                                                               2003           2002
                                                                            ----------     ----------
Three notes payable to a bank, payable in monthly installments aggregating $10,010, including interest ranging from 9.5% to 11.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and
CEO of the Company; guaranteed by the founder and CEO of the Company;
partially guaranteed by the Small Business Administration                   $  453,719     $  474,523

Interim loan, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of
convertible notes payable, matured December 2001; unsecured (1)                320,000        320,000

Convertible notes payable; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and $505,000 and $5,636 mature in
2003 and 2004, respectively; $510,636 face amount less unamortized discount of $182,611 ($196,271 for 2002); effective rate of 20%
(convertible into approximately 865,487 and 810,535 shares at March 31,
2003 and December 31, 2002, respectively) (2)                                  328,025        314,365

Note payable to a bank, payable in monthly installments of $1,277 until paid in full, including interest at a variable rate (prime plus 2.25%;
6.5% at March 31, 2003), matures September 2014; collateralized by substantially all assets acquired in conjunction with the acquisition of Harvest Communications, Inc. A former officer of the Company who was the sole stockholder of Harvest Communications, Inc. is a co-maker on this note and it is partially guaranteed by the Small Business
Administration                                                                  33,829         37,060

Note payable to the Company's founder and CEO, payable in monthly installments of $1,034 including interest at 8.5%, maturing May
2006; unsecured                                                                 34,150         36,492

Note payable, interest at 10%,  requires monthly installments of
$9,330 for 12 months then $18,209 for the remainder of the note,
maturing August 2004, secured by a telephone switch (3)                        194,555             --

Other notes payable (4)                                                        117,101        118,003
                                                                            ----------     ----------
                                                                             1,481,379      1,300,443
                                                                            ----------     ----------
   Less current portion                                                        983,892        865,057
                                                                            ----------     ----------
                                                                            $  497,487     $  435,386
                                                                            ==========     ==========

(1) This loan and accrued interest of $64,000 was past due on March 31, 2003; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.

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

         Pursuant to the provisions of the convertible notes payable, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.59 per share on March 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible notes payable and underlying warrants on December 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At March 31, 2003, the outstanding principal and interest of the convertible notes payable was $590,988.

         On January 1, 2002, the Company recorded 11,815 shares of common stock issuable in payment of $11,815 accrued interest on a portion of the Company's convertible notes payable.

         (3) During February 2003, upon the receipt and installation of a telephone switch the Company made a down payment of $14,950. The remaining balance of $202,200 was financed by the supplier at 10% interest to be paid in 18 monthly payments beginning in March 2003.

         (4) Includes three notes with past due principal and accrued interest totaling $52,284 at March 31, 2003. The Company has not made payment or negotiated an extension of the notes and the lenders have not made any demands.

6.       COMMON STOCK OPTIONS AND WARRANTS

         The Company's employee stock options are accounted for under APB Opinion No. 25 and related interpretations. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share for the three months ended March 31, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

                                                             March 31, 2003            March 31, 2002
                                                             --------------            --------------
         Net loss
                   As reported                                 $(280,135)                $(298,535)
                   Pro forma                                   $(329,391)                $(363,079)

         Basic and diluted loss per share
                   As reported                                  $ (.04)                   $ (.04)
                   Pro forma                                    $ (.05)                   $ (.05)

         The fair value of each option grant prior to February 2000 was estimated on the date of grant using the minimum value method because there was no public trading market for the Company's securities. During February 2000, the Company's common stock began trading on the OTC Bulletin Board under the symbol FULO. The fair values of the options granted subsequent to February 2000 have been estimated at the date of grant using the Black-Scholes option pricing model.

         The following table summarizes the Company's employee stock option activity for the three months ended March 31, 2003:

                                                                Three Months Ended          Weighted Average
                                                                  March 31, 2003             Exercise Price
                                                                  --------------             --------------
        Options outstanding, beginning and end of
           Period                                                   1,589,252                     $ .80
                                                                    =========                     =====

         The following table summarizes the Company's common stock purchase warrant and certain stock option activity for the three months ended March 31, 2003:

                                                                Three Months Ended          Weighted Average
                                                                 March 31, 2003              Exercise Price
                                                                 --------------              --------------
        Warrants and certain stock options outstanding,
           beginning of the period                                  2,151,681                     $ .68

        Warrants and certain stock options issued during
           the period                                                  50,000                       .01
                                                                    ---------                     -----

        Warrants and certain stock options outstanding,
           end of the period                                        2,201,681                     $ .66
                                                                    =========                     =====

7.       RECENTLY ISSUED ACCOUNTING STANDARDS

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

8.       MANAGEMENT'S PLANS

         The Company sustained substantial net losses through March 31, 2003. In addition, at March 31, 2003, current liabilities exceed current assets by $2,216,959.

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

         The Company's business plan includes, among other things, expansion of its Internet access services through mergers and acquisitions and the development of its web hosting and co-location services. Execution of the Company's business plan will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Current cash balances will not be sufficient to fund the

         Company's current business plan. As a consequence, the Company is currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. The Company continues to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund the Company's liquidity. There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.

9.       SUBSEQUENT EVENT

         Subsequent to the date of these financial statements, the Company sold a block of its access service revenue business. The block of business was located in a part of Oklahoma that was outside the Company's primary geographic area of focus. The Company received an initial down payment of $10,000 on March 18, 2003, and a final payment of $38,450 on April 15, 2003 when the sale was consummated. The block of business sold represented 4.2% of the Company's access service revenues for the month of March 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion is qualified in its entirety by the more detailed information in our Form 10-KSB and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2002 (collectively referred to as the "Disclosure Documents"). Certain forward-looking statements contained herein and in such Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, such as those inherent generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this report include our subsidiaries: FullNet, Inc. ("FullNet"), FullTel, Inc. ("FullTel") and FullWeb, Inc. ("FullWeb").

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

         Our principal executive offices are located at 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102, and our telephone number is
(405) 236-8200. We also maintain an Internet site on the World Wide Web ("WWW") at www.fullnet.net. Information contained on our Web site is not and should not be deemed to be, a part of this Report.

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

         In 1997 we continued our focus on being a backbone provider by upgrading and acquiring more equipment. We also started offering our own Internet service provider brand access and services to our wholesale customers. As of March 31, 2003, there was one Internet service provider in Oklahoma that used the FullNet brand name for whom we provide the backbone to the Internet. There was also one Internet service provider that used a private label brand name, for whom we are its access backbone and provide on an outsource basis technical support, systems management and operations. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to over 100 businesses in Oklahoma.

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

         With the incorporation of FullTel and the acquisition of FullWeb, our current business strategy is to become the dominant integrated communications provider in Oklahoma, focusing on rural areas. We expect to grow through the acquisition of additional customers for our carrier-neutral co-location space, the acquisition of Internet service providers, as well as through a FullNet brand marketing campaign. During 2000 and 2001, we completed eight separate acquisitions of Internet service provider companies, with customers in the Oklahoma cities of Tahlequah, Bartlesville, Enid, Nowata, Lawton, Oklahoma City, Adair, Jay Pryor, Wyandotte, Leach, Colcord and Moseley.

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

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2003 and 2002:


                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                       MARCH 31, 2003                MARCH 31, 2002
                                                       --------------                --------------
                                                   AMOUNT         PERCENT         AMOUNT         PERCENT
                                                   ------         -------         ------         -------
Revenues:
Access service revenues                          $ 283,170            52.3%     $  403,086            65.2%
Co-location and other revenues                     258,612            47.7         215,268            34.8
                                                 ---------      ----------      ----------      ----------
Total revenues                                     541,782           100.0         618,354           100.0

Cost of access service revenues                    245,601            45.3         261,431            42.3

Cost of co-location and other revenues              33,466             6.2          23,830             3.9

Selling, general and administrative expenses       286,563            52.9         352,654            57.0

Loss on sale of assets                               4,697             0.9          21,311             3.4

Depreciation and amortization                      130,140            24.0         175,702            28.4
                                                 ---------      ----------      ----------      ----------
Total operating costs and expenses                 700,467           129.3         834,928           135.0
                                                 ---------      ----------      ----------      ----------

Loss from operations                              (158,685)          (29.3)       (216,574)          (35.0)

Interest expense                                  (121,450)          (22.4)        (81,961)          (13.3)
                                                 ---------      ----------      ----------      ----------
Net loss                                         $(280,135)          (51.7)%    $ (298,535)          (48.3)%
                                                 =========      ==========      ==========      ==========

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Revenues

         Access service revenues decreased $119,916 or 29.7% to $283,170 for the three-month period ended March 31, 2003 from $403,086 for the same period in 2002 primarily due to a net reduction in the number of customers, including the sale of approximately 400 customers during 2002.

         Co-location and other revenues increased $43,344 or 20.1% to $258,612 for the three-month period ended March 31, 2003 from $215,268 for the same period in 2002. This increase was primarily attributable to selling additional services to existing customers.

Operating Costs and Expenses

         Cost of access service revenues decreased $15,830 or 6.1% to $245,601 for the three-month period ended March 31, 2003 from $261,431 for the same period in 2002. This decrease was primarily due to the restructuring of our network in order to operate in a more cost effective manner. During the three-month period ended March 31, 2003 we received approximately $75,000 in back billings from Southwestern Bell. We are in the process of reviewing these bills and at March 31, 2003 they had been accrued but not paid.

         Cost of co-location and other revenues increased $9,636 or 40.4% to $33,466 for the period ended March 31, 2003 over $23,830 for the same period in 2002. This increase was primarily due to an increase in cost of equipment related to co-location services.

         Selling, general and administrative expenses decreased $66,091 or 18.8% to $286,563 for the period ended March 31, 2003 from $352,654 for the same period in 2002. This decrease was primarily due to a decrease in employee costs. Employee costs decreased $54,225 for the period ended March 31, 2003 from the same period in 2002 primarily due to a decrease in the number of employees to 17 during the period ended March 31, 2003 from 23 during the same period in 2002. The balance of the decrease was primarily a result of our overall focus on cost cutting opportunities in insurance, supplies, professional services and telephone expenses. Selling, general and administrative expenses as a percentage of total revenues decreased to 53.8% during 2003 from 60.4% during 2002.

         During the three months ended March 31, 2003 and 2002 we recorded a loss on sale of assets of $4,697 and $21,311, respectively. These losses were attributable to the sale of non-core assets.

         Depreciation and amortization expense decreased $45,562 or 25.9% to $130,140 for the period ended March 31, 2003 from $175,702 for the same period in 2002. In January 2002, upon initially applying SFAS 142 we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the periods ended March 31, 2003 and 2002 relating to intangible assets was $72,870 and $122,198, respectively.

Interest Expense

         Interest expense increased $39,489 or 48.1% to $121,450 for the period ended March 31, 2003 from $81,961 for the same period in 2002. This increase was primarily attributable to the increase in amortization of the discount on our convertible notes payable. Pursuant to the provisions of the convertible notes payable, the conversion price decreased from $.75 at March 31, 2002 to $.59 at March 31, 2003. Reductions in conversion price are recognized as an interest expense at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible notes payable.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, we had a deficit working capital of $2,216,959, while at December 31, 2002 we had a deficit working capital of $1,929,308. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

         Cash provided by operations was $85,740 for the three months ended March 31, 2003. This was an increase from cash used in operations of $15,472 for the three months ended March 31, 2002. As of March 31, 2003, we had $11,335 in cash and $2,415,255 in current liabilities, including $404,874 of deferred revenues that will not require settlement in cash.

         Net cash used in investing activities was $52,053 for the three months ended March 31, 2003. Cash used for the purchases of equipment was $54,469 and $2,268, respectively, for the three months ended March 31, 2003 and 2002. Cash provided by the sales of excess non core equipment was $2,416 and $12,972, respectively, for the three months ended March 31, 2003 and 2002.

         Cash used for principal payments on notes payable and capital lease obligations was $49,307 and $49,514, respectively, for the three months ended March 31, 2003 and 2002.

         The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Our principal capital expenditure requirements will include:

         -        mergers and acquisitions and

         - further development of operations support systems and other automated back office systems.

         As our cost of developing new networks and services, funding other strategic initiatives and operating our business will depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will materially vary from expected amounts and these variations are likely to increase our future capital requirements. Our cash balances as of May 13, 2003 will not be sufficient to fund our current business plan beyond a few months. As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity needs. There is no assurance that we will be able to obtain additional capital on satisfactory terms or at all.

         In the event that we are unable to obtain additional capital or to obtain it on acceptable terms or in sufficient amounts, we will be required to delay the development of our network or take other actions. This could have a material adverse effect on our business, operating results and financial condition and our ability to achieve sufficient cash flows to service debt requirements.

         Our ability to fund the capital expenditures and other costs contemplated by our business plan and to make scheduled payments with respect to bank borrowings will depend upon, among other things, our ability to seek and obtain additional financing during 2003. Capital will be needed in order to implement our business plan, deploy our network, expand our operations and obtain and retain a significant number of customers in our target markets. Each of these factors is, to a large extent, subject to economic, financial, competitive, political, regulatory, and other factors, many of which are beyond our control.

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

         Subsequent to the date of these financial statements, we sold a block of our access service revenue business. The block of business was located in a part of Oklahoma that was outside our primary geographic area of focus. We received an initial down payment of $10,000 on March 18, 2003, and a final payment of $38,450 on April 15, 2003 when the sale was consummated. The block of business sold represented 4.2% of our access service revenues for the month of March 2003.

FINANCING ACTIVITIES

         During February 2003, upon the receipt and installation of a telephone switch we made a down payment of $14,950. The remaining balance of $202,200 was financed by the supplier at 10% interest to be paid in 18 monthly payments beginning in March 2003. As additional consideration we issued the supplier a warrant to purchase 50,000 shares of our common stock for $.01 per share for a period of five years from the date of issuance.

         On January 1, 2002, we agreed to issue 11,815 shares of common stock in payment of $11,815 accrued interest on a portion of our convertible debt.

         On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through March 31, 2003, we had made aggregate payments of principal and interest of $35,834 on this loan. Pursuant to the terms of this loan the balance was due on December 31, 2001 and we have not made payment or negotiated an extension of the loan and the lender has not made any demands. At March 31, 2003, the outstanding principal and interest of the loan was $384,000.

         Pursuant to the provisions of the convertible notes payable, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.59 per share on March 15, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible notes payable and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At March 31, 2003, the outstanding principal and interest of the convertible notes payable was $590,988.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected residual losses on returns if they occur, or both. The Interpretation will be effective for us in the third quarter of 2003. Certain disclosures concerning variable interest entities are required in financial statements initially issued after January 31, 2003. We estimate that FIN 46 will have no material effect on our financial statements.

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

       We periodically review the carrying value of our intangible assets when events and circumstances warrant such a review. One of the methods used for this review is performed using estimates of future cash flows. If the carrying value of our intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible assets exceeds it fair value. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of such cash flows and fair value, however, could affect the calculation and result in additional impairment charges in future periods.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       We are in default on an interim loan that matured December 31, 2001. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Through March 31, 2003, we had made aggregate payments of principal and interest of $35,834 on this loan. At March 31, 2003, the outstanding principal and accrued interest of the loan was $384,000. We have not made payment or negotiated an extension of the loan and the lender has not made any demands.

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

             10.36 Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C. #

             10.37     Promissory Note dated November 19, 2001, issued to
                       Northeast Rural Services                                                 #

             10.38     Promissory Note dated November 19, 2001, issued to
                       Northeast Rural Services                                                 #

             10.39     Form of Convertible Promissory Note dated September 6,
                       2002                                                                     #

             10.40     Employment Agreement with Timothy J. Kilkenny dated July
                       31, 2002                                                                 #

             10.41     Employment Agreement with Roger P. Baresel dated July 31,
                       2002                                                                     #

             10.42     Letter from Grant Thornton LLP to the Securities and
                       Exchange Commission dated January 30, 2003                               #

             10.43     Form 8-K dated January 30, 2003 reporting the change in
                       certifying accountant                                                    #

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

                                           REGISTRANT:
                                  FULLNET COMMUNICATIONS, INC.


Date:  May 13, 2003               By: /s/ TIMOTHY J. KILKENNY
                                      -----------------------

                                      Timothy J. Kilkenny
                                      President and Chief Executive Officer



Date:  May 13, 2003               By: /s/ ROGER P. BARESEL
                                      --------------------

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


                                     FULLNET COMMUNICATIONS, INC.


Date:  May 13, 2003                  By: /s/ TIMOTHY J. KILKENNY
                                         -------------------------------------
                                         Timothy J. Kilkenny
                                         President and Chief Executive Officer

I, Roger P. Baresel, Chief Financial and Accounting Officer, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of FullNet Communications, Inc. (the "registrant");

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


                                    FULLNET COMMUNICATIONS, INC.


Date:  May 13, 2003                 By: /s/ ROGER P. BARESEL
                                        --------------------------------------
                                        Roger P. Baresel
                                        Chief Financial and Accounting Officer

                               INDEX TO EXHIBITS


           Exhibit
           Number                            Description
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

             10.36 Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C. #

             10.37     Promissory Note dated November 19, 2001, issued to
                       Northeast Rural Services                                                 #

             10.38     Promissory Note dated November 19, 2001, issued to
                       Northeast Rural Services                                                 #

             10.39     Form of Convertible Promissory Note dated September 6,
                       2002                                                                     #

             10.40     Employment Agreement with Timothy J. Kilkenny dated July
                       31, 2002                                                                 #

             10.41     Employment Agreement with Roger P. Baresel dated July 31,
                       2002                                                                     #

             10.42     Letter from Grant Thornton LLP to the Securities and
                       Exchange Commission dated January 30, 2003                               #

             10.43     Form 8-K dated January 30, 2003 reporting the change in
                       certifying accountant                                                    #

             22.1      Subsidiaries of the Registrant                                           #

             99.1      Certification Pursuant to 18 U.S.C. Section 1350, as
                       Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                       of 2002 by Timothy J. Kilkenny                                           *

             99.2      Certification Pursuant to 18 U.S.C. Section 1350, as
                       Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                       of 2002 by Roger P. Baresel                                              *

-------------------------------------------------

#    Incorporated by reference.

*    Filed herewith.