Form 10QSB
period 2003-06-30
FULLNET COMMUNICATIONS INC
filed 2003-08-13
CIK 1092570

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

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

The number of shares outstanding of the Issuer's Common Stock, $.00001 par value, as of August 8, 2003 was 6,663,135.

Transitional Small Business Disclosure Format (Check one): YES [ ]  NO [X]

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                                         Page
                                                                                                                         ----
PART I.         FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Balance Sheets - June 30, 2003 (Unaudited) and December 31, 2002.........................     3

                Consolidated Statements of Operations - Three and six months ended June 30, 2003
                and 2002 (Unaudited)..................................................................................     4

                Consolidated Statement of Stockholders' Deficit - Six months ended June 30, 2003
                (Unaudited)...........................................................................................     5

                Consolidated Statements of Cash Flows - Six months ended June 30, 2003 and 2002
                (Unaudited)...........................................................................................     6

                Notes to Consolidated Financial Statements (Unaudited)................................................     7

       Item 2.  Management's Discussion and Analysis or Plan of Operation.............................................    12

       Item 3.  Controls and Procedures...............................................................................    19

PART II.        OTHER INFORMATION

       Item 2.  Changes in Securities and Use of Proceeds.............................................................    20

       Item 3.  Defaults Upon Senior Securities.......................................................................    20

       Item 4.  Submission of Matters to a Vote of Security Holders...................................................    20

       Item 6.  Exhibits and Reports on Form 8-K......................................................................    20

       Signatures.....................................................................................................    25

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                           JUNE 30,            DECEMBER 31,
                                                                                             2003                 2002
                                                                                         ----------------------------------
                                                                                         (Unaudited)
                       ASSETS
CURRENT ASSETS
     Cash                                                                                $    11,952           $    26,955
     Accounts receivable, net                                                                167,052               122,569
     Prepaid expenses and other current assets                                                57,786                36,137
                                                                                         -----------           -----------

                    Total current assets                                                     236,790               185,661

PROPERTY AND EQUIPMENT, net                                                                1,112,640               978,249

INTANGIBLE ASSETS, net                                                                       361,734               506,273

OTHER ASSETS                                                                                  15,336                28,323
                                                                                         -----------           -----------

TOTAL                                                                                    $ 1,726,500           $ 1,698,506
                                                                                         ===========           ===========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable - trade                                                            $   521,826           $   413,037
     Accrued and other current liabilities                                                   459,234               382,677
     Notes payable, current portion                                                        1,057,201               865,057
     Capital lease obligations, current portion                                               44,192                52,646
     Deferred revenue                                                                        378,460               401,552
                                                                                         -----------           -----------

                    Total current liabilities                                              2,460,913             2,114,969

NOTES PAYABLE, less current portion                                                          421,135               435,386

CAPITAL LEASE OBLIGATIONS, less current portion                                               27,995                47,949

OTHER                                                                                        164,312               142,808

STOCKHOLDERS' DEFICIT
     Common stock - $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 6,592,878 shares in 2003
           and 2002                                                                               66                    66
     Common stock issuable, 70,257 shares in 2003 and 2002                                    57,596                57,596
     Additional paid-in capital                                                            8,232,326             8,127,293
     Accumulated deficit                                                                  (9,637,843)           (9,227,561)
                                                                                         -----------           -----------

                    Total stockholders' deficit                                           (1,347,855)           (1,042,606)
                                                                                         -----------           -----------

TOTAL                                                                                    $ 1,726,500           $ 1,698,506
                                                                                         ===========           ===========

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         ------------------------------      -------------------------------
                                                         JUNE 30, 2003     JUNE 30, 2002     JUNE 30, 2003     JUNE 30, 2002
                                                         -------------     -------------     -------------     -------------
REVENUES

        Access service revenues                           $   264,246       $   378,702       $   547,416       $   781,788
        Co-location and other revenues                        255,328           238,321           513,940           453,589
                                                          -----------       -----------       -----------       -----------

                 Total revenues                               519,574           617,023         1,061,356         1,235,377

OPERATING COSTS AND EXPENSES
        Cost of access service revenues                       117,859           234,385           363,460           495,816
        Cost of co-location and other revenues                 27,379            26,877            60,845            50,707
        Selling, general and administrative expenses          270,699           318,941           557,262           671,596
        Loss (gain) on sale of assets                         (35,697)            6,110           (31,000)           27,420
        Depreciation and amortization                         125,730           181,423           255,870           357,125
                                                          -----------       -----------       -----------       -----------

                 Total operating costs and expenses           505,970           767,736         1,206,437         1,602,664
                                                          -----------       -----------       -----------       -----------

INCOME (LOSS) FROM OPERATIONS                                  13,604          (150,713)         (145,081)         (367,287)

INTEREST EXPENSE                                             (143,751)          (89,301)         (265,201)         (171,262)
                                                          -----------       -----------       -----------       -----------

NET LOSS                                                  $  (130,147)      $  (240,014)      $  (410,282)      $  (538,549)
                                                          ===========       ===========       ===========       ===========

Net loss per common share
     Basic and diluted                                    $      (.02)      $      (.04)      $      (.06)      $      (.08)
                                                          ===========       ===========       ===========       ===========

Weighted average number of common shares outstanding
     Basic and diluted                                      6,663,135         6,671,481         6,663,135         6,665,573
                                                          ===========       ===========       ===========       ===========

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                         SIX MONTHS ENDED JUNE 30, 2003

                                                       Common stock          Common
                                                       ------------           stock       Additional      Accumulated
                                                   Shares        Amount     issuable    paid-in capital     Deficit        Total
                                                 ----------------------------------------------------------------------------------
Balance at January 1, 2003                         6,592,878  $        66  $    57,596    $ 8,127,293     $(9,227,561)  $(1,042,606)

Intrinsic value of beneficial conversion
  feature on debt                                          -            -            -        102,417               -       102,417

Warrants issued related to financing                       -            -            -          2,403               -         2,403

Options issued in exchange for compensation                -            -            -            213               -           213

Net loss                                                   -            -            -              -        (410,282)     (410,282)
                                                 -----------  -----------  -----------  ---------------   -----------   -----------

Balance at June 30, 2003                           6,592,878  $        66  $    57,596    $ 8,232,326     $(9,637,843)  $(1,347,855)
                                                 ===========  ===========  ===========  ===============   ===========   ===========

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                              JUNE 30, 2003     JUNE 30, 2002
                                                                              -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $(410,282)        $(538,549)
     Adjustments to reconcile net loss to net cash provided by operating activities
          Depreciation and amortization                                           255,870           357,125
          Warrants issued related to financing                                      2,403             1,328
          Options issued in exchange for compensation                                 213                 -
          Amortization of discount and costs relating to financing                168,364            74,623
          Accrued interest converted to equity                                          -            23,630
          (Gain) loss on sale of assets                                           (31,000)           27,420
          Provision for uncollectible accounts receivable                             331            (1,118)
          Net (increase) decrease in
               Accounts receivable                                                (44,814)           66,327
               Prepaid expenses and other current assets                          (26,003)           40,311
               Other assets                                                         8,743             4,439
          Net increase (decrease) in
               Accounts payable - trade                                           108,789           (41,541)
               Accrued and other liabilities                                       66,779            61,959
               Deferred revenue                                                   (16,945)          (19,273)
                                                                                ---------         ---------

                    Net cash provided by operating activities                      82,448            56,681

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                          (43,872)           (6,030)
     Proceeds from sale of assets, net of closing costs                            56,485            22,000
                                                                                ---------         ---------

                    Net cash provided by investing activities                      12,613            15,970

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on borrowings under notes payable                         (76,921)          (62,916)
     Principal payments on note payable to related party                           (4,735)           (4.350)
     Principal payments on capital lease obligations                              (28,408)          (36,842)
                                                                                ---------         ---------

                    Net cash used in financing activities                        (110,064)         (104,108)
                                                                                ---------         ---------

NET DECREASE IN CASH                                                              (15,003)          (31,457)

Cash at beginning of period                                                        26,955            56,575
                                                                                ---------         ---------
Cash at end of period                                                           $  11,952         $  25,118
                                                                                =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                                          $  41,628         $  51,357
Assets financed through note payable                                              202,200                 -
Assets acquired through capital lease                                                   -            52,128

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

         Amortization expense for the three months ended June 30, 2003 and 2002 relating to intangible assets was $63,633 and $127,789, respectively. Amortization expense for the six months ended June 30, 2003 and 2002 relating to intangible assets was $136,503 and $249,987, respectively.

5.       NOTES PAYABLE

         Notes payable consist of the following:

                                                                                   June 30,   December 31,
                                                                                     2003         2002
                                                                                  ----------  ------------
Three notes payable to a bank, payable in monthly installments aggregating $10,010, including interest ranging from 9.5% to 11.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and
CEO of the Company; guaranteed by the founder and CEO of the Company;
partially guaranteed by the Small Business Administration                         $  435,922   $  474,523

Interim loan, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of
convertible notes payable, matured December 2001; unsecured (1)                      320,000      320,000

Convertible notes payable; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and $505,000 and $5,636 mature in
2003 and 2004, respectively; $510,636 face amount less unamortized discount of $138,959 ($196,271 for 2002); effective rate of 20%
(convertible into approximately 911,850 and 810,535 shares at June 30,
2003 and December 31, 2002, respectively) (2)                                        371,677      314,365

Note payable to an individual, payable in monthly installments of
$1,277 until paid in full, including interest at a variable rate (prime plus 2.25%; 6.5% at June 30, 2003), matures September 2014;
collateralized by substantially all assets acquired in conjunction with
the acquisition of Harvest Communications, Inc.                                       30,534       37,060

Note payable to the Company's founder and CEO, payable in monthly
installments of $1,034 including interest at 8.5%, maturing May 2006; unsecured       31,757       36,492

Note payable, interest at 10%, requires monthly installments of $9,330 for 12 months then $18,209 for the remainder of the note, maturing
August 2004, secured by a telephone switch (3)                                       171,236            -

Other notes payable (4)                                                              117,210      118,003
                                                                                  ----------   ----------
                                                                                   1,478,336    1,300,443
                                                                                  ----------   ----------

   Less current portion                                                            1,057,201      865,057
                                                                                  ----------   ----------
                                                                                  $  421,135   $  435,386
                                                                                  ==========   ==========

         (1) This loan and accrued interest of $71,978 was past due on June 30, 2003; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.

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

         Pursuant to the provisions of the convertible notes payable, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.56 per share on June 30, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible notes payable and underlying warrants on December 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At June 30, 2003, the outstanding principal and interest of the convertible notes payable was $466,247.

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

         (4) Includes three notes with past due principal and accrued interest totaling $53,368 at June 30, 2003. The Company has not made payment or negotiated an extension of the notes and the lenders have not made any demands.

6.       COMMON STOCK OPTIONS AND WARRANTS

         The Company's employee stock options are accounted for under APB Opinion No. 25 and related interpretations. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share for the three and six months ended June 30, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

                                         Three Months       Three Months        Six Months         Six Months
                                             Ended              Ended              Ended              Ended
                                         June 30, 2003      June 30, 2002      June 30, 2003      June 30, 2002
Net loss
          As reported                     $  (130,147)       $  (240,014)       $  (410,282)       $  (538,549)
          Pro forma                       $  (153,815)       $  (304,756)       $  (483,206)       $  (667,835)

Basic and diluted loss per share

          As reported                     $      (.02)       $      (.04)       $      (.06)       $      (.08)
          Pro forma                       $      (.02)       $      (.05)       $      (.07)       $      (.10)

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

         The following table summarizes the Company's employee stock option activity for the three and six months ended June 30, 2003:

                                             Three Months       Weighted       Six Months       Weighted
                                                Ended            Average          Ended          Average
                                             June 30, 2003   Exercise Price   June 30, 2003   Exercise Price
                                             -------------   --------------   -------------   --------------
Options outstanding, beginning of period       1,589,252          $.80          1,589,252          $.80

Options issued during the period                  85,100           .04             85,100           .04
                                               ---------          ----          ---------          ----

Options outstanding, end of period             1,674,352          $.76          1,674,352          $.76
                                               =========          ====          =========          ====


         The following table summarizes the Company's common stock purchase warrant and certain stock option activity for the three and six months ended June 30, 2003:

                                             Three Months       Weighted       Six Months       Weighted
                                                Ended            Average          Ended          Average
                                             June 30, 2003   Exercise Price   June 30, 2003   Exercise Price
                                             -------------   --------------   -------------   --------------
Warrants and certain stock options
  outstanding, beginning of the period         2,201,681          $.66          2,151,681         $.68

Warrants and certain stock options issued
  during the period                                    -             -             50,000          .01
                                               ---------          ----          ---------         ----
Warrants and certain stock options
   outstanding, end of the period              2,201,681          $.66          2,201,681         $.66
                                               =========          ====          =========         ====

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

8.       MANAGEMENT'S PLANS

         The Company sustained substantial net losses through June 30, 2003. In addition, at June 30, 2003, current liabilities exceed current assets by $2,224,123.

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

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2003 and 2002:

                                                                    THREE MONTHS ENDED
                                     ----------------------------------------------------------------------------
                                               JUNE 30, 2003                               JUNE 30, 2002
                                     --------------------------------          ----------------------------------
                                       AMOUNT                  PERCENT           AMOUNT                  PERCENT
Revenues:
  Access service revenues            $   264,246                 50.9%         $   378,702                   61.4%
  Co-location and other revenues         255,328                 49.1              238,321                   38.6
                                     -----------                -----          -----------              ---------
Total revenues                           519,574                100.0              617,023                  100.0

Cost of access service revenues          117,859                 22.7              234,385                   37.9
Cost of co-location and other
  revenues                                27,379                  5.3               26,877                    4.4
Selling, general and
  administrative expenses                270,699                 52.1              318,941                   51.7
Loss (gain) on sale of assets            (35,697)                (6.9)               6,110                    1.0
Depreciation and amortization            125,730                 24.2              181,423                   29.4
                                     -----------               ------          -----------              ---------

Total operating costs and expenses       505,970                 97.4              767,736                  124.4
                                     -----------               ------          -----------              ---------

Income (loss) from operations             13,604                 (2.6)            (150,713)                 (24.4)

Interest expense                        (143,751)               (27.7)             (89,301)                 (14.5)
                                     -----------               ------          -----------              ---------
Net loss                             $  (130,147)               (25.1)%        $  (240,014)                 (38.9)%
                                     ===========               ======          ===========              =========


                                                                     SIX MONTHS ENDED
                                     ----------------------------------------------------------------------------
                                                 JUNE 30, 2003                             JUNE 30, 2002
                                     --------------------------------          ----------------------------------
                                       AMOUNT                  PERCENT           AMOUNT                  PERCENT
Revenues:
  Access service revenues            $   547,416                 51.6%         $   781,788                   63.3%
  Co-location and other revenues         513,940                 48.4              453,589                   36.7
                                     -----------               ------          -----------              ---------
Total revenues                         1,061,356                100.0            1,235,377                  100.0

Cost of access service revenues          363,460                 34.3              495,816                   40.1
Cost of co-location and other
  revenues                                60,845                  5.7               50,707                    4.1
Selling, general and
  administrative expenses                557,262                 52.5              671,596                   54.4
Loss (gain) on sale of assets            (31,000)                (2.9)              27,420                    2.2
Depreciation and amortization            255,870                 24.1              357,125                   28.9
                                     -----------               ------          -----------              ---------

Total operating costs and expenses     1,206,437                113.7            1,602,664                  129.7
                                     -----------               ------          -----------              ---------

Income (loss) from operations           (145,081)               (13.7)            (367,287)                 (29.7)

Interest expense                        (265,201)               (25.0)            (171,262)                 (13.9)
                                     -----------               ------          -----------              ---------
Net loss                             $  (410,282)               (38.7)%        $  (538,549)                 (43.6)%
                                     ===========               ======          ===========              =========

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenues

         Access service revenues decreased $114,456 or 30.2% to $264,246 for the three-month period ended June 30, 2003 from $378,702 for the same period in 2002 primarily due to a net reduction in the number of customers, including the sale of approximately 160 and 400 customers, respectively, during 2003 and 2002.

         Co-location and other revenues increased $17,007 or 7.1% to $255,328 for the three-month period ended June 30, 2003 from $238,321 for the same period in 2002. This increase was primarily attributable to selling additional services to existing customers.

Operating Costs and Expenses

         Cost of access service revenues decreased $116,526 or 49.7% to $117,859 for the three-month period ended June 30, 2003 from $234,385 for the same period in 2002. This decrease was primarily due to the restructuring of our network in order to operate in a more cost effective manner.

         Cost of co-location and other revenues remained essentially unchanged at $27,379 for the three-month period ended June 30, 2003 compared to $26,877 for the same period in 2002.

         Selling, general and administrative expenses decreased $48,242 or 15.1% to $270,699 for the three-month period ended June 30, 2003 from $318,941 for the same period in 2002. This decrease was primarily due to a decrease in employee costs. Employee costs decreased $32,829 for the period ended June 30, 2003 from the same period in 2002 primarily due to a decrease in the number of employees to 14 during the period ended June 30, 2003 from 17 during the same period in 2002. The balance of the decrease was primarily a result of our overall focus on cost cutting opportunities in insurance, supplies and telephone expenses. Selling, general and administrative expenses as a percentage of total revenues increased to 52.1% during 2003 from 51.7% during 2002.

         During the three months ended June 30, 2003 we recorded a gain on sale of assets of $35,697 primarily attributable to the sale of a block of our access service revenue business that was located in a part of Oklahoma that was outside our primary geographic area of focus. During the same period in 2002 we recorded a loss on the sale of assets of $6,110 from the sale of non-core assets.

         Depreciation and amortization expense decreased $55,693 or 30.7% to $125,730 for the three-month period ended June 30, 2003 from $181,423 for the same period in 2002. In January 2002, upon initially applying Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Intangible Assets ("SFAS 142") we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the periods ended June 30, 2003 and 2002 relating to intangible assets was $63,633 and $127,789, respectively.

Interest Expense

         Interest expense increased $54,450 or 61.0% to $143,751 for the three-month period ended June 30, 2003 from $89,301 for the same period in 2002. This increase was primarily attributable to the increase in amortization of the discount on our convertible notes payable. Pursuant to the provisions of the convertible notes payable, the conversion price decreased from $.75 at June 30, 2002 to $.56 at June 30, 2003. Reductions in conversion price are recognized as an interest expense at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible notes payable.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Revenues

         Access service revenues decreased $234,372 or 30.0% to $547,416 for the six-month period ended June 30, 2003 from $781,788 for the same period in 2002 primarily due to a net reduction in the number of customers, including the sale of approximately 160 and 400 customers, respectively, during 2003 and 2002.

         Co-location and other revenues increased $60,351 or 13.3% to $513,940 for the six-month period ended June 30, 2003 from $453,589 for the same period in 2002. This increase was primarily attributable to selling additional services to existing customers.

Operating Costs and Expenses

         Cost of access service revenues decreased $132,356 or 26.7% to $363,460 for the six-month period ended June 30, 2003 from $495,816 for the same period in 2002. This decrease was primarily due to the restructuring of our network in order to operate in a more cost effective manner. During the six-month period ended June 30, 2003 we received approximately $82,000 in back billings from Southwestern Bell. We are in the process of reviewing these bills and at June 30, 2003 they had been accrued and approximately $10,000 had been paid.

         Cost of co-location and other revenues increased $10,138 or 20.0% to $60,845 for the six-month period ended June 30, 2003 over $50,707 for the same period in 2002. This increase was primarily due to an increase in cost of equipment related to co-location services.

         Selling, general and administrative expenses decreased $114,334 or 17.0% to $557,262 for the six-month period ended June 30, 2003 from $671,596 for the same period in 2002. This decrease was primarily due to a decrease in employee costs. Employee costs decreased $87,054 for the period ended June 30 2003 from the same period in 2002 primarily due to a decrease in the number of employees to 14 during the period ended June 30, 2003 from 17 during the same period in 2002. The balance of the decrease was primarily a result of our overall focus on cost cutting opportunities in insurance, supplies and telephone expenses. Selling, general and administrative expenses as a percentage of total revenues decreased to 52.5% during 2003 from 56.6% during 2002.

         During the six months ended June 30, 2003 we recorded a gain on sale of assets of $31,000 primarily attributable to the sale of a block of our access service revenue business that was located in a part of Oklahoma that was outside our primary geographic area of focus. During the same period in 2002 we recorded a loss on the sale of assets of $27,420 from the sale of non-core assets.

         Depreciation and amortization expense decreased $101,255 or 28.4% to $255,870 for the six-month period ended June 30, 2003 from $357,125 for the same period in 2002. In January 2002, upon initially applying SFAS 142 we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the periods ended June 30, 2003 and 2002 relating to intangible assets was $136,503 and $249,987, respectively.

Interest Expense

         Interest expense increased $93,939 or 54.9% to $265,201 for the six-month period ended June 30, 2003 from $171,262 for the same period in 2002. This increase was primarily attributable to the increase in amortization of the discount on our convertible notes payable. Pursuant to the provisions of the convertible notes payable, the conversion price decreased from $.75 at June 30, 2002 to $.56 at June 30, 2003. Reductions in conversion price are recognized as an interest expense at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible notes payable.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, we had a deficit working capital of $2,224,123, while at December 31, 2002 we had a deficit working capital of $1,929,308. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

         Cash provided by operations was $82,448 and $56,681, respectively, for the six months ended June 30, 2003 and 2002. As of June 30, 2003, we had $11,952 in cash and $2,460,913 in current liabilities, including $378,460 of deferred revenues that will not require settlement in cash.

         Net cash provided by investing activities was $12,613 and $15,970, respectively, for the six months ended June 30, 2003 and 2002. Cash used for the purchases of equipment was $43,872 and $6,030, respectively, for the six months ended June 30, 2003 and 2002. Cash provided by the sales of excess non-core assets was $56,485 and $22,000, respectively, for the six months ended June 30, 2003 and 2002.

         Cash used for principal payments on notes payable and capital lease obligations was $110,064 and $104,108, respectively, for the six months ended June 30, 2003 and 2002.

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

         Because our cost of developing new networks and services, funding other strategic initiatives, and operating our business depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will materially vary from expected amounts and these variations are likely to increase our future capital requirements. Our cash balances as of August 13, 2003 will not be sufficient to fund our current business plan beyond a few months. As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity needs. There is no assurance that we will be able to obtain additional capital on satisfactory terms or at all.

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

         On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through June 30, 2003, we had made aggregate payments of principal and interest of $35,834 on this loan. Pursuant to the terms of this loan the balance was due on December 31, 2001 and we have not made payment or negotiated an extension of the loan and the lender has not made any demands. At June 30, 2003, the outstanding principal and interest of the loan was $391,978.

         Pursuant to the provisions of the convertible notes payable, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.56 per share on June15, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible notes payable and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At June 30, 2003, the outstanding principal and interest of the convertible notes payable was $466,247.

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

ITEM 3. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         Furthermore, our Chief Executive Officer and Chief Financial Officer are responsible for the design and supervision of our internal controls over financial reporting that are then effected by and through our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These policies and procedures (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

         Our Executive Officer and Chief Financial Officer, based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this report, concluded that our disclosure controls and procedures and internal controls over financial reporting were fully effective during and as of the last day of the period covered by this report and reported to our auditors and the audit committee of our board of directors that no change in our disclosure controls and procedures and internal control over financial reporting occurred during the period covered by this report that would materially affected or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation. Because no significant deficiencies or material weaknesses were discovered, no corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.

                           PART II-OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       We are in default on an interim loan that matured December 31, 2001. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Through June 30, 2003, we had made aggregate payments of principal and interest of $35,834 on this loan. At June 30, 2003, the outstanding principal and accrued interest of the loan was $391,978. We have not made payment or negotiated an extension of the loan and the lender has not made any demands.

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

 4.3            Certificate of Correction to Articles II and V of Registrant's Bylaws (filed as
                Exhibit 2.1 to Registrant's Registration Statement on Form 10-SB, file number               #
                000-27031 and incorporated herein by reference).

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

4.15           Form of Warrant Agreement for September 29, 2000, private placement (filed as Exhibit
               4.13 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000 and             #
               incorporated herein by reference).

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

10.6           Master License Agreement For KMC Telecom V, Inc., dated June 20, 2000, by and between
               FullNet Communications, Inc. and KMC Telecom V, Inc. (filed as Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and         #
               incorporated herein by reference).

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

10.40          Employment Agreement with Timothy J. Kilkenny dated July 31, 2002                            #

10.41          Employment Agreement with Roger P. Baresel dated July 31, 2002                               #

10.42          Letter from Grant Thornton LLP to the Securities and Exchange Commission dated
               January 30, 2003                                                                             #

10.43          Form 8-K dated January 30, 2003 reporting the change in certifying accountant                #

22.1           Subsidiaries of the Registrant                                                               #

31.1           Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny               *

31.2           Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel                  *

32.1           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny                                     *

32.2           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel                                        *

                  --------------------

                  # Incorporated by reference.

                  * Filed herewith.

         (b)      Reports on Form 8-K

                  Registrant filed no reports on Form 8-K during the three months ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REGISTRANT:
                                  FULLNET COMMUNICATIONS, INC.

Date: August 13, 2003               By: /s/ TIMOTHY J. KILKENNY
                                        -----------------------

                                Timothy J. Kilkenny
                                President and Chief Executive Officer

Date: August 13, 2003               By: /s/ ROGER P. BARESEL
                                        --------------------

                                Roger P. Baresel
                                Chief Financial and Accounting Officer