Form 10QSB
period 2003-09-30
FULLNET COMMUNICATIONS INC
filed 2003-11-13
CIK 1092570

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________.



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


The number of shares outstanding of the Issuer's Common Stock, $.00001 par value, as of November 8, 2003 was 6,663,135.

Transitional Small Business Disclosure Format (Check one): YES    NO X
                                                              ---   ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                                                      Page

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheets - September 30, 2003 (Unaudited) and December 31, 2002 ...       3

           Consolidated Statements of Operations - Three and nine months ended September 30,
           2003 and 2002 (Unaudited) ............................................................       4

           Consolidated Statement of Stockholders' Deficit  - Nine months ended September
           30, 2003 (Unaudited) .................................................................       5

           Consolidated Statements of Cash Flows - Nine months ended September 30, 2003 and
           2002 (Unaudited) .....................................................................       6

           Notes to Consolidated Financial Statements (Unaudited) ...............................       7

   Item 2. Management's Discussion and Analysis or Plan of Operation ............................      12

   Item 3. Controls and Procedures ..............................................................      19

PART II. OTHER INFORMATION

   Item 2. Changes in Securities and Use of Proceeds ............................................      21

   Item 3. Defaults Upon Senior Securities ......................................................      21

   Item 4. Submission of Matters to a Vote of Security Holders ..................................      21
   Item 6. Exhibits and Reports on Form 8-K .....................................................      21

   Signatures ...................................................................................      26

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                             2003                2002
                                                                        --------------      --------------
                                                                          (Unaudited)

                                     ASSETS

CURRENT ASSETS
     Cash                                                               $        9,469      $       26,955
     Accounts receivable, net                                                  200,409             122,569
     Prepaid expenses and other current assets                                  72,813              36,137
                                                                        --------------      --------------

                    Total current assets                                       282,691             185,661

PROPERTY AND EQUIPMENT, net                                                  1,063,678             978,249

INTANGIBLE ASSETS, net                                                         316,702             506,273

OTHER ASSETS                                                                     7,808              28,323
                                                                        --------------      --------------

TOTAL                                                                   $    1,670,879      $    1,698,506
                                                                        ==============      ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable - trade                                           $      516,142      $      413,037
     Accrued and other current liabilities                                     500,835             382,677
     Notes payable, current portion                                          1,139,225             865,057
     Capital lease obligations, current portion                                 38,194              52,646
     Deferred revenue                                                          367,663             401,552
                                                                        --------------      --------------

                    Total current liabilities                                2,562,059           2,114,969

NOTES PAYABLE, less current portion                                            362,765             435,386

CAPITAL LEASE OBLIGATIONS, less current portion                                 23,338              47,949

OTHER                                                                          153,573             142,808

STOCKHOLDERS' DEFICIT
     Common stock - $.00001 par value; authorized, 10,000,000
           shares; issued and outstanding, 6,592,878 shares in 2003
           and 2002                                                                 66                  66
     Common stock issuable, 70,257 shares in 2003 and 2002                      57,596              57,596
     Additional paid-in capital                                              8,303,230           8,127,293
     Accumulated deficit                                                    (9,791,748)         (9,227,561)
                                                                        --------------      --------------

                    Total stockholders' deficit                             (1,430,856)         (1,042,606)
                                                                        --------------      --------------

TOTAL                                                                   $    1,670,879      $    1,698,506
                                                                        ==============      ==============

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       --------------------------------    --------------------------------
                                                        SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                            2003              2002              2003              2002
                                                       --------------    --------------    --------------    --------------
REVENUES
        Access service revenues                        $      210,797    $      373,780    $      758,213    $    1,155,568
        Co-location and other revenues                        312,519           248,993           826,459           702,582
                                                       --------------    --------------    --------------    --------------

                 Total revenues                               523,316           622,773         1,584,672         1,858,150


OPERATING COSTS AND EXPENSES
        Cost of access service revenues                        78,459           172,938           441,919           668,754
        Cost of co-location and other revenues                 24,050            26,876            84,895            77,583
        Selling, general and administrative expenses          273,646           329,081           830,908         1,000,676
        Gain on sale of assets                                     --           (52,348)          (31,000)          (24,927)
        Depreciation and amortization                         105,006           157,772           360,876           514,897
                                                       --------------    --------------    --------------    --------------

                 Total operating costs and expenses           481,161           634,319         1,687,598         2,236,983
                                                       --------------    --------------    --------------    --------------


INCOME (LOSS) FROM OPERATIONS                                  42,155           (11,546)         (102,926)         (378,833)

INTEREST EXPENSE                                             (196,060)          (95,856)         (461,261)         (267,118)
                                                       --------------    --------------    --------------    --------------

NET LOSS                                               $     (153,905)   $     (107,402)   $     (564,187)   $     (645,951)
                                                       ==============    ==============    ==============    ==============

Net loss per common share
     Basic and diluted                                 $         (.02)   $         (.02)   $         (.08)   $         (.10)
                                                       ==============    ==============    ==============    ==============

Weighted average number of common shares outstanding
     Basic and diluted                                      6,663,135         6,683,296         6,663,135         6,671,481
                                                       ==============    ==============    ==============    ==============

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2003


                                                             Common       Additional
                                      Common stock            stock         paid-in    Accumulated
                                  Shares        Amount       issuable       capital      Deficit          Total
                               ------------  ------------  ------------  ------------  ------------   ------------

Balance at January 1, 2003        6,592,878  $         66  $     57,596  $  8,127,293  $ (9,227,561)  $ (1,042,606)

Intrinsic value of beneficial
   conversion feature on debt            --            --            --       173,321            --        173,321

Warrants issued related to
   financing                             --            --            --         2,403            --          2,403

Options issued in exchange
   for compensation                      --            --            --           213            --            213

Net loss                                 --            --            --            --      (564,187)      (564,187)
                               ------------  ------------  ------------  ------------  ------------   ------------

Balance at September 30, 2003     6,592,878  $         66  $     57,596  $  8,303,230  $ (9,791,748)  $ (1,430,856)
                               ============  ============  ============  ============  ============   ============

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                            SEPTEMBER 30, 2003      SEPTEMBER 30, 2002
                                                                           --------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                              $           (564,187)   $           (645,951)
     Adjustments to reconcile net loss to net cash provided by operating
        Activities
          Depreciation and amortization                                                 360,876                 514,897
          Warrants issued related to financing                                            2,403
          Options and warrants issued in exchange for compensation and
             Services                                                                       213                   4,638
          Amortization of discount and costs relating to financing                      316,047                 121,949
          Accrued interest converted to equity                                               --                  35,445
          Gain on sale of assets                                                        (31,000)                (24,927)
          Provision for uncollectible accounts receivable                                   696                  12,733
          Net (increase) decrease in
               Accounts receivable                                                      (78,536)                (12,236)
               Prepaid expenses and other current assets                                (36,676)                 68,384
               Other assets                                                               7,618                 (12,994)
          Net increase (decrease) in
               Accounts payable - trade                                                  77,970                 (94,999)
               Accrued and other liabilities                                            121,811                 104,428
               Deferred revenue                                                         (26,776)                (64,018)
                                                                           --------------------    --------------------

                    Net cash provided by operating activities                           150,459                   7,349

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                (52,160)                 (8,288)
     Proceeds from sale of assets, net of closing costs                                  56,485                  80,534
     Acquisition of businesses, net of cash required                                         --                 (13,800)
                                                                           --------------------    --------------------

                    Net cash provided by investing activities                             4,325                  58,446

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on borrowings under notes payable                              (123,306)                (79,144)
     Principal payments on note payable to related party                                 (7,178)                 (6,595)
     Bank overdraft                                                                          --                  11,370
     Proceeds from issuance of convertible note payable                                      --                   5,000
     Principal payments on capital lease obligations                                    (41,786)                (53,001)
                                                                           --------------------    --------------------

                    Net cash used in financing activities                              (172,270)               (122,370)
                                                                           --------------------    --------------------

NET DECREASE IN CASH                                                                    (17,486)                (56,575)
Cash at beginning of period                                                              26,955                  56,575
                                                                           --------------------    --------------------

Cash at end of period                                                      $              9,469    $                 --
                                                                           ====================    ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                     $             71,680    $             69,639
Assets financed through note payable                                                    202,200                      --
Assets acquired through capital lease                                                     2,723                  88,005

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

         Amortization expense for the three months ended September 30, 2003 and 2002 relating to intangible assets was $45,033 and $104,533, respectively. Amortization expense for the nine months ended September 30, 2003 and 2002 relating to intangible assets was $181,536 and $354,520, respectively.

5.       NOTES PAYABLE

         Notes payable consist of the following:

                                                                                   September 30,     December 31,
                                                                                        2003             2002
                                                                                   --------------   --------------
         Three notes payable to a bank, payable in monthly installments aggregating $10,010, including interest ranging from 9.5% to 11.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and
         CEO of the Company; guaranteed by the founder and CEO of the Company;
         partially guaranteed by the Small Business Administration                 $      416,794   $      474,523

         Interim loan, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of
         convertible notes payable, matured December 2001; unsecured (1)                  320,000          320,000

         Convertible notes payable; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and $505,000 and $5,636 mature in
         2003 and 2004, respectively; $510,636 face amount less unamortized discount of $66,584 ($196,271 for 2002); effective rate of 20%
         (convertible into approximately 981,992 and 810,535 shares at September
         30, 2003 and December 31, 2002, respectively) (2)                                444,052          314,365

         Note payable to an individual, payable in monthly installments of
         $1,277 until paid in full, including interest at a variable rate (prime plus 2.25%; 6.5% at September 30, 2003), matures September 2014;
         collateralized by substantially all assets acquired in conjunction with
         the acquisition of Harvest Communications, Inc.                                   27,184           37,060

         Note payable to the Company's founder and CEO, payable in monthly installments of $1,034 including interest at 8.5%, maturing May
         2006; unsecured                                                                   29,314           36,492

         Note payable, interest at 10%,  requires monthly installments of
         $9,330 for 12 months then $18,209 for the remainder of the note,
         maturing August 2004, secured by a telephone switch (3)                          147,328               --

         Other notes payable (4)                                                          117,318          118,003
                                                                                   --------------   --------------
                                                                                        1,501,990        1,300,443
                                                                                   --------------   --------------

            Less current portion                                                        1,139,225          865,057
                                                                                   --------------   --------------
                                                                                   $      362,765   $      435,386
                                                                                   ==============   ==============

         (1) This loan and accrued interest of $80,044 was past due on September 30, 2003; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.

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

         Pursuant to the provisions of the convertible notes payable, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.52 per share on September 30, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible notes payable and underlying warrants on December 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At September 30, 2003, the outstanding principal and interest of the convertible notes payable was $552,998.

         On January 1, 2002, the Company recorded 11,815 shares of common stock issuable in payment of $11,815 accrued interest on a portion of the Company's convertible notes payable.

         On November 9, 2003, $455,000 of these convertible notes matured and an additional $50,000 will mature on December 1, 2003. The Company was unable to payoff these notes at maturity and are currently in the process of developing a plan to satisfy these notes which will be subject to the approval of each individual note holder.

         (3) During February 2003, upon the receipt and installation of a telephone switch the Company made a down payment of $14,950. The remaining balance of $202,200 was financed by the supplier at 10% interest to be paid in 18 monthly payments beginning in March 2003.

         (4) Includes four notes with past due principal and accrued interest totaling $92,903 at September 30, 2003. The Company has not made payment or negotiated an extension of the notes and the lenders have not made any demands.

6.       COMMON STOCK OPTIONS AND WARRANTS

         The Company's employee stock options are accounted for under APB Opinion No. 25 and related interpretations. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share for the three and nine months ended September 30, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

                                             Three Months     Three Months       Nine Months       Nine Months
                                                Ended             Ended             Ended             Ended
                                             September 30,    September 30,     September 30,      September 30,
                                                 2003              2002             2003               2002
                                            --------------    --------------    --------------    --------------
         Net loss
                   As reported              $     (153,905)   $     (107,402)   $     (564,187)   $     (645,951)
                   Pro forma                $     (182,134)   $     (172,824)   $     (665,340)   $     (840,659)

         Basic and diluted loss per share
                   As reported              $         (.02)   $         (.02)   $         (.08)   $         (.10)
                   Pro forma                $         (.03)   $         (.03)   $         (.10)   $         (.13)

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

         The following table summarizes the Company's employee stock option activity for the three and nine months ended September 30, 2003:

                                                     Three Months       Weighted        Nine Months      Weighted
                                                        Ended           Average           Ended           Average
                                                    September 30,       Exercise       September 30,     Exercise
                                                         2003             Price             2003           Price
                                                    --------------   --------------   --------------   --------------

         Options outstanding, beginning of period        1,674,352   $          .76        1,589,252   $          .80

         Options issued during the period                       --               --           85,100              .04
                                                    --------------   --------------   --------------   --------------

         Options outstanding, end of period              1,674,352   $          .76        1,674,352   $          .76
                                                    ==============   ==============   ==============   ==============


         The following table summarizes the Company's common stock purchase warrant and certain stock option activity for the three and nine months ended September 30, 2003:

                                                      Three Months       Weighted       Nine Months       Weighted
                                                          Ended          Average           Ended           Average
                                                     September 30,      Exercise       September 30,      Exercise
                                                          2003            Price             2003            Price
                                                     --------------   --------------   --------------   --------------

         Warrants and certain stock options
         outstanding, beginning of the period             2,201,681   $          .66        2,151,681   $          .68

         Warrants and certain stock options issued
         during the period                                       --               --           50,000              .01
                                                     --------------   --------------   --------------   --------------

         Warrants and certain stock options
         outstanding, end of the period                   2,201,681   $          .66        2,201,681   $          .66
                                                     ==============   ==============   ==============   ==============


7.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected residual losses on returns if they occur, or both. The Interpretation is effective for the Company in the third quarter of 2003. Certain disclosures concerning variable interest entities are required in financial statements initially issued after January 31, 2003. There was no material effect on the Company's financial statements as a result of FIN 46.

8.       MANAGEMENT'S PLANS

         The Company sustained substantial net losses through September 30, 2003. In addition, at September 30, 2003, current liabilities exceed current assets by $2,279,368.

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

         In 1997 we continued our focus on being a backbone provider by upgrading and acquiring more equipment. We also started offering our own Internet service provider brand access and services to our wholesale customers. As of September 30, 2003, there was one Internet service provider in Oklahoma that used the FullNet brand name for whom we provide the backbone to the Internet. There was also one Internet service provider that used a private label brand name, for whom we are its access backbone and provide on an outsource basis technical support, systems management and operations. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to over 100 businesses in Oklahoma.

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

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2003 and 2002:

                                                         THREE MONTHS ENDED
                                   -------------------------------------------------------------
                                        SEPTEMBER 30, 2003               SEPTEMBER 30, 2002
                                   ----------------------------     ----------------------------
                                      AMOUNT         PERCENT           AMOUNT         PERCENT
                                   ------------    ------------     ------------    ------------
Revenues:
  Access service revenues          $    210,797            40.3%    $    373,780            60.0%
  Co-location and other revenues        312,519            59.7          248,993            40.0
                                   ------------    ------------     ------------    ------------
Total revenues                          523,316           100.0          622,773           100.0

Cost of access service revenues          78,459            15.0          172,938            27.8
Cost of co-location and other
  revenues                               24,050             4.6           26,876             4.3
Selling, general and
  administrative expenses               273,646            52.3          329,081            52.8
Gain on sale of assets                       --              --          (52,348)           (8.4)
Depreciation and amortization           105,006            20.0          157,772            25.3
                                   ------------    ------------     ------------    ------------
Total operating costs and
  expenses                              481,161            91.9          634,319           101.8
                                   ------------    ------------     ------------    ------------

Income (loss) from operations            42,155             8.1          (11,546)           (1.8)

Interest expense                       (196,060)          (37.5)         (95,856)          (15.4)
                                   ------------    ------------     ------------    ------------

Net loss                           $   (153,905)          (29.4)%   $   (107,402)          (17.2)%
                                   ============    ============     ============    ============


                                                         NINE MONTHS ENDED
                                     -------------------------------------------------------------
                                           SEPTEMBER 30, 2003              SEPTEMBER 30, 2002
                                     ----------------------------     ----------------------------
                                        AMOUNT         PERCENT           AMOUNT          PERCENT
                                     ------------    ------------     ------------    ------------
Revenues:
  Access service revenues            $    758,213            47.8%       1,155,568            62.2%
  Co-location and other revenues          826,459            52.2          702,582            37.8
                                     ------------    ------------     ------------    ------------
Total revenues                          1,584,672           100.0        1,858,150           100.0

Cost of access service revenues           441,919            27.9          668,754            36.0
Cost of co-location and other
  revenues                                 84,895             5.4           77,583             4.2
Selling, general and
  administrative expenses                 830,908            52.4        1,000,676            53.9
Gain on sale of assets                    (31,000)           (2.0)         (24,927)           (1.4)
Depreciation and amortization             360,876            22.8          514,897            27.7
                                     ------------    ------------     ------------    ------------
Total operating costs and
  expenses                              1,687,598           106.5        2,236,983           120.4
                                     ------------    ------------     ------------    ------------

Income (loss) from operations            (102,926)           (6.5)        (378,833)          (20.4)

Interest expense                         (461,261)          (29.1)        (267,118)          (14.4)
                                     ------------    ------------     ------------    ------------

Net loss                             $   (564,187)          (35.6)%   $   (645,951)          (34.8)%
                                     ============    ============     ============    ============




THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

         Access service revenues decreased $162,983 or 43.6% to $210,797 for the three-month period ended September 30, 2003 from $373,780 for the same period in 2002. This decrease was primarily due to a net reduction in the number of customers, including the sale of approximately 160 customers during May 2003 and 400 customers during November 2002. Historically we had been making an estimate regarding a portion of the classification between access service revenues and co-location and other revenues. During September 2003 we completed an improvement in our accounting system that allows us to more accurately classify our revenue between the two categories. This resulted in a cumulative adjustment to correct our year-to-date classification of approximately $36,000 which increased co-location and other revenue and decreased access service revenue during the three-month period ended September 30, 2003 and approximately $26,000 which increased access service revenue and decreased co-location and other revenue during the same period in 2002.

         Co-location and other revenues increased $63,526 or 25.5% to $312,519 for the three-month period ended September 30, 2003 from $248,993 for the same period in 2002. This increase was primarily attributable to selling additional services to existing customers.

Operating Costs and Expenses

         Cost of access service revenues decreased $94,479 or 54.6% to $78,459 for the three-month period ended September 30, 2003 from $172,938 for the same period in 2002. This decrease was primarily due to the restructuring of our network in order to operate in a more cost effective manner.

         Cost of co-location and other revenues remained essentially unchanged at $24,050 for the three-month period ended September 30, 2003 compared to $26,876 for the same period in 2002.

         Selling, general and administrative expenses decreased $55,435 or 16.9% to $273,646 for the three-month period ended September 30, 2003 from $329,081 for the same period in 2002. This decrease was primarily due to a decrease in employee costs. Employee costs decreased $35,345 for the period ended September 30, 2003 from the same period in 2002 primarily due to a decrease in wage rates. Professional fees and bad debt expense decreased $6,350 and $17,067, respectively, for the three-month period ended September 30, 2003 from the comparable period in 2002. Selling, general and administrative expenses as a percentage of total revenues decreased to 52.3% during 2003 from 52.8% during 2002.

         During the third quarter of 2002 we recorded a gain on sale of assets of $52,348. This gain was primarily attributable to the sale of excess equipment and the sale of customer bases in certain cities based upon our determination that it was no longer cost effective for us to provide access services to those cities.

         Depreciation and amortization expense decreased $52,766 or 33.5% to $105,006 for the three-month period ended September 30, 2003 from $157,772 for the same period in 2002. In January 2002, upon initially applying Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Intangible Assets ("SFAS 142") we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the periods ended September 30, 2003 and 2002 relating to intangible assets was $45,033 and $104,533, respectively.

Interest Expense

         Interest expense increased $100,204 or 104.5% to $196,060 for the three-month period ended September 30, 2003 from $95,856 for the same period in 2002. This increase was primarily attributable to the increase in amortization of the discount on our convertible notes payable. Pursuant to the provisions of the convertible notes payable, the conversion price decreased from $.75 at September 30, 2002 to $.52 at September 30, 2003. Reductions in conversion price are recognized as an interest expense at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible notes payable.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

         Access service revenues decreased $397,355 or 34.4% to $758,213 for the nine-month period ended September 30, 2003 from $1,155,568 for the same period in 2002. This decrease was primarily due to a net reduction in the number of customers, including the sale of approximately 160 and 400 customers, respectively, during 2003 and 2002. Historically we had been making an estimate regarding a portion of the classification between access service revenues and co-location and other revenues. During September 2003 we completed an improvement in our accounting system that allows us to more accurately classify our revenue between the two categories. This resulted in a cumulative adjustment to correct our year-to-date classification of approximately $36,000 which increased co-location and other revenue and decreased access service revenue during the nine-month period ended September 30, 2003 and approximately $26,000 which increased access service revenue and decreased co-location and other revenue during the same period in 2002.

         Co-location and other revenues increased $123,877 or 17.6% to $826,459 for the nine-month period ended September 30, 2003 from $702,582 for the same period in 2002. This increase was primarily attributable to selling additional services to existing customers.

Operating Costs and Expenses

         Cost of access service revenues decreased $226,835 or 33.9% to $441,919 for the nine-month period ended September 30, 2003 from $668,754 for the same period in 2002. This decrease was primarily due to the restructuring of our network in order to operate in a more cost effective manner. During the nine-month period ended September 30, 2003 we received approximately $82,000 in back billings from SBC. We are in the process of reviewing these bills and at September 30, 2003 they had been accrued and approximately $10,000 had been paid.

         Cost of co-location and other revenues increased $7,312 or 9.4% to $84,895 for the nine-month period ended September 30, 2003 over $77,583 for the same period in 2002. This increase was primarily due to an increase in cost of equipment related to co-location services.

         Selling, general and administrative expenses decreased $169,768 or 17.0% to $830,908 for the nine-month period ended September 30, 2003 from $1,000,676 for the same period in 2002. This decrease was primarily due to a decrease in employee costs. Employee costs decreased $122,399 for the period ended September 30 2003 from the same period in 2002. This decrease was primarily due to a decrease in the number of employees and a decrease in wage rates. Insurance, telephone and bad expense decreased $13,529, $7,290 and $30,317, respectively for the nine-month period ended September 30, 2003 from the comparable period in 2002. Selling, general and administrative expenses as a percentage of total revenues decreased to 52.4% during 2003 from 53.9% during 2002.

         During the nine months ended September 30, 2003 we recorded a gain on sale of assets of $31,000 primarily attributable to the sale of a block of our access service revenue business that was located in an area outside our primary geographic service area. During the same period in 2002 we recorded a gain on sale of assets of $24,927 primarily attributable to the sale of customer bases in certain cities based upon our determination that it was no longer cost effective for us to provide access services to those cities.

         Depreciation and amortization expense decreased $154,021 or 29.9% to $360,876 for the nine-month period ended September 30, 2003 from $514,897 for the same period in 2002. In January 2002, upon initially applying SFAS 142 we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the periods ended September 30, 2003 and 2002 relating to intangible assets was $181,536 and $354,520, respectively.


Interest Expense

         Interest expense increased $194,143 or 72.7% to $461,261 for the nine-month period ended September 30, 2003 from $267,118 for the same period in 2002. This increase was primarily attributable to the increase in amortization of the discount on our convertible notes payable. Pursuant to the provisions of the convertible notes payable, the conversion price decreased from $.75 at September 30, 2002 to $.52 at September 30, 2003. Reductions in conversion price are recognized as an interest expense at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible notes payable.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, we had a deficit working capital of $2,279,368, while at December 31, 2002 we had a deficit working capital of $1,929,308. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

         Cash provided by operations was $150,459 and $7,349, respectively, for the nine months ended September 30, 2003 and 2002. As of September 30, 2003, we had $9,469 in cash and $2,562,059 in current liabilities, including $367,663 of deferred revenues that will not require settlement in cash.

         Net cash provided by investing activities was $4,325 and $58,446, respectively, for the nine months ended September 30, 2003 and 2002. Cash provided during 2003 of $56,485 was primarily related to the sale of a block of our access service revenue business that was located in a part of Oklahoma that was outside our primarily geographic area of focus and was offset by $52,160 cash used for the purchases of equipment. The cash provided during 2002 was primarily related to the sale of excess equipment and the sale of customer bases in certain cities based upon our determination that it was no longer cost effective for us to provide access services to those cities.

         Cash used for principal payments on notes payable and capital lease obligations was $172,270 and $138,740, respectively, for the nine months ended September 30, 2003 and 2002.

         On November 9, 2003, $455,000 of our convertible notes payable matured and an additional $50,000 will mature on December 1, 2003. We were unable to payoff these notes at maturity and are currently in the process of developing a plan to satisfy these notes which will be subject to the approval of each individual note holder.

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

         Because our cost of developing new networks and services, funding other strategic initiatives, and operating our business depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will materially vary from expected amounts and these variations are likely to increase our future capital requirements. Our cash balances on November 13, 2003 will not be sufficient to fund our current business plan beyond a few months. As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity needs. There is no assurance that we will be able to obtain additional capital on satisfactory terms or at all.

         In the event that we are unable to obtain additional capital or to obtain it on acceptable terms or in sufficient amounts, we will be required to delay the development of our network or take other actions. This could have a material adverse effect on our business, operating results and financial condition and our ability to achieve sufficient cash flows to service debt requirements.

         Our ability to fund the capital expenditures and other costs contemplated by our business plan and to make scheduled payments with respect to bank borrowings will depend upon, among other things, our ability to seek and obtain additional financing in the near term. Capital will be needed in order to implement our business plan, deploy our network, expand our operations and obtain and retain a significant number of customers in our target markets. Each of these factors is, to a large extent, subject to economic, financial, competitive, political, regulatory, and other factors, many of which are beyond our control.

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

FINANCING ACTIVITIES

         During February 2003, upon the receipt and installation of a telephone switch we made a down payment of $14,950. The remaining balance of $202,200 was financed by the supplier at 10% interest payable in 18 monthly payments beginning in March 2003. As additional consideration we issued the supplier a five year warrant exercisable for the purchase of 50,000 shares of our common stock for $.01 per share. At September 30, 2003, the outstanding principal and interest of this loan was $147,732.

         On January 1, 2002, we agreed to issue 11,815 shares of common stock in payment of $11,815 accrued interest on a portion of our convertible debt.

         On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through September 30, 2003, we had made aggregate payments of principal and interest of $35,834 on this loan. Pursuant to the terms of this loan the balance was due on December 31, 2001 and we have not made payment or negotiated an extension of the loan and the lender has not made any demands. At September 30, 2003, the outstanding principal and interest of the loan was $400,044.

         Pursuant to the provisions of the convertible notes payable, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.52 per share on September15, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible notes payable and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At September 30, 2003, the outstanding principal and interest of the convertible notes payable was $552,998. On November 9, 2003, $455,000 of these convertible notes matured and an additional $50,000 will mature on December 1, 2003. We were unable to payoff these notes at maturity and are currently in the process of developing a plan to satisfy these notes which will be subject to the approval of each individual note holder.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected residual losses on returns if they occur, or both. The Interpretation is effective for us in the third quarter of 2003. Certain disclosures concerning variable interest entities are required in financial statements initially issued after January 31, 2003. There was no material effect on our financial statements as a result of FIN 46.

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

PART II-OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         We are in default on an interim loan that matured December 31, 2001. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Through September 30, 2003, we had made aggregate payments of principal and interest of $35,834 on this loan. At September 30, 2003, the outstanding principal and accrued interest of the loan was $400,044. We have not made payment or negotiated an extension of the loan and the lender has not made any demands.

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

      31.1  Certification pursuant to Rules 13a-14(a) and 15d-14(a) of
            Timothy J. Kilkenny                                                *

      31.2  Certification pursuant to Rules 13a-14(a) and 15d-14(a) of
            Roger P. Baresel                                                   *

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
            Timothy J. Kilkenny                                                *

      32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
            Roger P. Baresel                                                   *



---------
                  # Incorporated by reference.

                  * Filed herewith.

         (b)      Reports on Form 8-K

                  Registrant filed no reports on Form 8-K during the three months ended September 30, 2003.

                                 SIGNATURES


         Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                REGISTRANT:
                        FULLNET COMMUNICATIONS, INC.


Date: November 13, 2003                 By: /s/ TIMOTHY J. KILKENNY
                                           --------------------------------
                                        Timothy J. Kilkenny
                                        Chief Executive Officer



Date: November 13, 2003                 By: /s/ ROGER P. BARESEL
                                           --------------------------------
                                        Roger P. Baresel
                                        President and Chief Financial and
                                        Accounting Officer