Form 10KSB
period 2003-12-31
FULLNET COMMUNICATIONS INC
filed 2004-03-29
CIK 1092570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class

Common Stock, $0.00001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The Registrant’s revenues for its most recent fiscal year were $2,121,882

The aggregate market value of the registrant’s common stock, $0.00001 par value, held by non-affiliates of the Registrant as of December 31, 2003 was $275,698 based on the closing price of $.05 per share on that date as reported by the OTC Bulletin Board. As of March 25, 2004, 6,713,135 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☒  No  ☐

FULLNET COMMUNICATIONS, INC.
FORM 10-KSB
For the Fiscal Year Ended December 31, 2003

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-KSB and the information incorporated by reference may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, we direct your attention to Item 1. Description of Business, Item 2. Description of Property, Item 3. Legal Proceedings, Item 6. Management’s Discussion and Analysis or Plan of Operation, and Item 7. Financial Statements and Supplementary Data. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend” and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

     Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations, including the following:

•	We may lose subscribers or fail to grow our subscriber base;

•	We may not successfully integrate new subscribers or assets obtained through acquisitions;

•	We may fail to compete with existing and new competitors;

•	We may not be able to sustain our current growth;

•	We may not adequately respond to technological developments impacting the Internet;

•	We may experience a major system failure;

•	We may not be able to find needed financing.

     This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Report under the caption “Item 1. Description of Business- Additional Factors to Consider,” our other Securities and Exchange Commission filings and our press releases.

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

     References to us in this Report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”), and FullWeb, Inc. (“FullWeb”). Our principal executive offices are located at 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102, and our telephone number is (405) 236-8200. We also maintain an Internet site on the World Wide Web (“WWW”) at www.fullnet.net. Information contained on our Web site is not, and should not be deemed to be, a part of this Report.

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

     In 1998 our gross revenues exceeded $1,000,000 and we made the Metro Oklahoma City Top 50 Fastest Growing Companies list. In 1998 we commenced the process of organizing a competitive local exchange carrier (“CLEC”) through FullTel, and acquired Animus Communications, Inc. (“Animus”), a wholesale Web-service company, which enabled us to become a total solutions provider to individuals and companies seeking a “one-stop shop” in Oklahoma. Animus was renamed FullWeb in January 2000.

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

     In June 2000, we began providing co-location services to KMC Telecom V, Inc. (“KMC”), a facilities-based competitive local exchange carrier pursuant to an agreement that ends on December 31, 2005. Under the terms of this agreement, we receive $42,275 per month to provide co-location and support services for KMC’s telecommunications equipment at our network operations center in Oklahoma City, Oklahoma. We completed our network operations center during the first quarter of 2001. KMC moved into our network operations center and began making payments during the third quarter of 2000. We plan to market additional carrier neutral co-location solutions in our network operations center to other competitive local exchange carriers, Internet service providers and web-hosting companies.

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

Target Strategic Acquisitions

     The goal of our acquisition strategy is to accelerate market penetration by acquiring Internet service providers in Oklahoma communities and to acquire strategic Internet service providers in Oklahoma City and Tulsa. Additionally, we will continue to build upon our core competencies and expand our technical, customer service staff and sales force in Oklahoma communities. We evaluate acquisition candidates based on their compatibility with our overall business plan of penetrating rural and outlying markets as well as Oklahoma City and Tulsa. When a candidate is acquired, we will integrate our existing Internet, network connectivity and value-added services with the services offered by the acquired company and use either the local sales force or install our own dealer sales force to continue to increase market share. The types of acquisitions targeted by us include Internet service providers located in markets into which we want to expand or to which we may already provide “private-label” Internet connectivity. Other types of targeted acquisitions include local business-only Internet service providers in markets where we have established points of presence and would benefit from the acquired company’s local sale and network solutions sales and technical staff and installed customer base through the potential increase in our network utilization. When assessing an acquisition candidate, we focus on the following criteria:

•	Potential revenue and subscriber growth;

•	Low subscriber turnover or churn rates;

•	Density in the market as defined by a high ratio of subscribers to points of presence (“POPs”);

•	Favorable competitive environment;

•	Low density network platforms that can be integrated readily into our backbone network; and

•	Favorable consolidation savings.

Generate Internal Sales Growth

     We intend to expand our customer base by increasing our independent re-seller network as well as our marketing efforts. At December 31, 2003, our direct sales force consisted of one individual in our Oklahoma City office coordinating all our business-to-business solutions sales. We currently have one individual responsible statewide to manage the consumer Internet service provider market, with independent re-sellers responsible for their individual markets. Our sales force is supported in its efforts by technical engineers and, in some instances, our senior management. We intend to increase the size of our independent re-seller network to establish an effective selling presence in all major communities in Oklahoma. In addition, we are exploring other strategies to increase our sales, including other marketing partners such as electric cooperatives. We currently have one of the 20 local Oklahoma electric cooperatives as a marketing partner.

Grow Subscriber Base

     We intend to grow our subscriber base through a combination of internal and acquisition driven growth. We anticipate that this growth will increase the density of our subscriber base within a service area utilizing our available network operations, customer support, back office functions and management overhead without further cost increase or with minimal cost increase. We expect our local markets to generate internal subscriber growth primarily by enhancing subscribers’ online experience, providing a sense of a national presence while maintaining local community content and developing a consumer recognized regional FullNet brand.

Increase Rural Area Market Share

     We believe that the rural areas of Oklahoma are underserved by Internet service providers, and that significant profitable growth can be achieved in serving these markets by providing reliable Internet connectivity at a reasonable cost to the residents and businesses located in these areas. We believe we can obtain a significant Internet service provider and business-to-business market share in Oklahoma. To that end, we, through our wholly-owned subsidiary, FullTel, became a licensed competitive local exchange carrier in Oklahoma. Since March 2003 when we installed our telephone switch, FullTel, as a competitive local exchange carrier, is able to provide local telephone numbers for Internet access.

Enhance Subscribers’ Online Experience

     We intend to maximize our subscriber retention and add new subscribers by enhancing our services in the following ways:

     • Ease of Use – During the first quarter of 2001, we implemented a common, easy to use CD ROM based software package that automatically configures all of the individual Internet access programs after a one time entry by the user of a few required fields of information such as, name, user name and password.

     • New Products and Services – Offer subscribers new products and services. We recently began offering call waiting modem on hold and Postini e-mail spam and virus protection.

Internet Access Services

     Our core business is the sale of Internet access services to individual and small business subscribers located in Oklahoma. Through FullNet, we provide our customers with a variety of dial-up and dedicated connectivity, as well as direct access to a wide range of Internet applications and resources, including electronic mail. FullNet’s full range of services includes:

•	Private label retail and business direct dial-up connectivity to the Internet and

•	Secure private networks through our backbone network

     Our branded and private label Internet access services are provided through a statewide network with points-of -presence in 178 communities throughout Oklahoma. Points-of-presence are local telephone numbers through which subscribers can access the Internet. Our business services consist of high-speed Internet access services and other services that enable wholesale customers to outsource their Internet and electronic commerce activities. We had approximately 2,700 subscribers at December 31, 2003. Additionally, FullNet sells Internet access to other Internet service providers, who then resell Internet access to their own customers under their private label or under the “FullNet” brand name.

     We intend to expand our subscriber base through a marketing campaign and through acquisitions. We are focusing our acquisition efforts on companies with forward-looking sales and marketing, high-quality customer service and a solid local market dominance. See “Item 1. Description of Business – Mergers and Acquisitions.” Additionally, we are expanding our independent re-seller network in an effort to increase our subscriber base in the markets in which we currently operate.

     Currently, we offer the following two types of Internet connections:

•	Dial-Up Connections

     The simplest connection to the Internet is the dial-up account. This method of service connects the user to the Internet through the use of a modem and standard telephone line. Currently, FullNet users can connect via dial-up at speeds up to 56 Kbps. We support these users through the use of sophisticated modem banks located in our facility in Oklahoma City that send data through a router and out to the Internet. We support the higher speed 56K, V.92 MOH and Integrated Services Digital Network connections with state-of-the-art digital modems. With a dial-up connection, a user can gain access to the Internet for e-mail, the World Wide Web, file transfer protocol, news groups, and a variety of other useful applications.

•	Leased Line Connections

     Many businesses and some individuals have a need for more bandwidth to the Internet to support a network of users or a busy Web site. We have the capacity to sell a leased line connection to users. This method of connection gives the user a full-time high-speed (up to 1.5 mbps) connection to the Internet. The leased line solution comes at greater expense to the user. These lines are leased through the telephone companies at a high installation and monthly fee.

     We believe that our Internet access services provide customers with the following benefits:

     Fast and Reliable Internet Access-We have implemented a network architecture providing exceptional quality and consistency in Internet services, making us the recognized backbone leader in the Oklahoma Internet service provider industry. We offer unlimited, unrestricted and reliable Internet access at a low monthly price. A user-to-modem ratio of approximately 7:1 assures access with minimal busy signals. Dial-up access is available for the following modem speeds: 14.4K, 28.8K, 33.6K, K56Flex, 56K V.90, v.92 MOH, ISDN 64K and ISDN 128K. Our dial-up access supports all major platforms and operating systems, including MS Windows, UNIX®, Mac OS, OS/2 and LINUX. This allows simplified access to all Internet applications, including the World Wide Web, email, and news and file transfer protocol.

     Cost-Effective Access-We offer high quality Internet connectivity and enhanced business services at price points that are generally lower than those charged by other Internet service providers with national coverage. Additionally, we offer pre-bundled access services packages under monthly or prepaid plans.

     Superior Customer Support-We provide superior customer service and support, with customer care and technical personnel available by telephone and on-line 24 hours per day, 365 days per year.

CLEC Operations

     Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. CLECs are new phone companies born out of the Telecommunications Act of 1996 (Telecommunications Act), which requires the incumbent local exchange carriers or ILECs, such as the regional Bell companies, to provide CLECs access to their local facilities, and to compensate CLECs for traffic originated by ILECs and terminated on the CLECs network. By adding our own telephone switch and infrastructure to the existing telephone network in March 2003, we are now able to offer certain local services in most of Oklahoma, including local dial-up and digital subscriber lines for the Internet access services provided by us. As a CLEC, we may subscribe to and resell all forms of local telephone service in Oklahoma. We intend to build our own network infrastructure, which we believe will reduce our current reliance upon the infrastructures of the ILECs. We believe that our CLEC status, combined with the efficiencies inherent in operating our own network, should result in lower overhead costs and a more predictable infrastructure, both of which should be to the benefit of our customers.

     While Internet access is the core focus of growth for us, we plan to also provide traditional telephone service throughout Oklahoma.

     A core piece of our marketing strategy is the “cross pollination” between our Internet activities and FullTel’s local dial-up service. By organizing and funding FullTel, we expect to gain local dial-up Internet access to approximately 80% of Oklahoma. In return, FullTel will gain immediate access to our entire Internet service provider customer base.

     The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service and our business-to-business network design, connectivity, domain and Web hosting businesses. At December 31, 2003 FullTel provided us with local telephone access in approximately 178 cities. However, our ability to fully take advantage of these opportunities will be dependent upon the availability of additional capital.

Sales and Marketing

     Although we expect that the bulk of our new subscribers will come through acquisition of Internet service providers, our expanded local sales system is also an integral part of our growth plan. We believe local sales and marketing will develop further recognition of our name brand that will lead to increased subscriber revenues.

     The 15 largest metropolitan areas in the United States comprise only 38% of the U.S. population, leaving the majority of the country’s population in hundreds of smaller markets as potential subscribers. More specifically, predominantly smaller metropolitan and rural markets may have penetration rates of 22% and lower, versus larger markets with penetration rates of around 40%. In addition, in many cases national providers are a long distance phone call in our markets. Finally, since there is not as much competition in the smaller metropolitan and rural markets, monthly churn rates are lower and word-of-mouth referrals are a significant generator of new subscribers. We believe that we have significant opportunities for acquisition and internal sales growth in these market areas.

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

Internet Service Providers

     Our current primary competitors include other Internet service providers with a significant national presence that focuses on business customers, such as Cox Communications and SBC. These competitors have greater market share, brand recognition, financial, technical and personnel resources than us. We also compete with regional and local Internet service providers in our targeted markets.

Telecommunications Carriers

     The major long distance companies, also known as inter-exchange carriers, including AT&T, MCI WorldCom, and Sprint, offer Internet access services and compete with us. Reforms in the federal regulation of the telecommunications industry have created greater opportunities for ILECs, including the Regional Bell Operating Companies or RBOCs, and other competitive local exchange carriers, to enter the Internet connectivity market. In order to address the Internet connectivity requirements of the business customers of long distance and local carriers, we believe that there is a move toward horizontal integration by ILECs and CLECs through acquisitions or joint ventures with, and the wholesale purchase of, connectivity from Internet service providers. The MCI/WorldCom merger (and the prior WorldCom/MFS/UUNet consolidation), GTE’s acquisition of BBN, the acquisition by ICG Communications, Inc. of Netcom, Global Crossing’s acquisition of Frontier Corp. (and Frontier’s prior acquisition of Global Center) and AT&T’s purchase of IBM’s global communications network are indicative of this trend. Accordingly, we expect that we will experience increased competition from the traditional telecommunications carriers. These telecommunication carriers, in addition to their greater network coverage, market presence, financial, technical and personnel resources also have large existing commercial customer bases.

Cable Companies, Direct Broadcast Satellite and Wireless Communications Companies

     Many of the major cable companies are offering Internet connectivity, relying on the viability of cable modems and economical upgrades to their networks, including Media One and Time Warner Cablevision, Inc., Cox Communications and Tele-Communications, Inc. (“TCI”).

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

Online Service Providers

     The dominant online service providers, including Microsoft Network, America Online, Incorporated and Earthlink, have all entered the Internet access business by engineering their current proprietary networks to include Internet access capabilities. We compete to a lesser extent with these service providers, which currently are primarily focused on the consumer marketplace and offer their own content, including chat rooms, news updates, searchable reference databases, special interest groups and shopping.

     However, America Online’s merger with Time-Warner, its acquisition of Netscape Communications Corporation and related strategic alliance with Sun Microsystems enable it to offer a broader array of Internet -based services and products that could significantly enhance its ability to appeal to the business marketplace and, as a result, compete more directly with Internet service providers like us. CompuServe has also announced that it will target Internet connectivity for the small to medium sized business market.

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

     In July 2000, the Eighth Circuit Court issued a decision on the earlier remand from the Supreme Court and rejected, as contrary to the 96 Act, the use of hypothetical network costs, including total element long-run incremental costs methodology (“TELRIC”), which the FCC had used in developing certain of its pricing rules. The Eighth Circuit Court also vacated the FCC’s pricing rules related to UNEs, termination and transport, but upheld its prior decision that ILECs’ universal service subsidies should not be included in the costs of providing network elements. Finally, the Eighth Circuit Court also vacated the FCC’s rules requiring that: (1) ILECs recombine unbundled network elements for competitors in any technically feasible combination; (2) all preexisting interconnection agreements be submitted to the states for review; and (3) the burden of proof for retention of a rural exemption be shifted to the ILEC. The FCC sought review of the Eighth Circuit Court’s invalidation of TELRIC and was granted certiorari. On May 13, 2002, the Supreme Court reversed certain of the Eighth Circuit Court’s findings and affirmed that the FCC’s rules concerning forward looking economic costs, including TELRIC, were proper under the 96 Act. The Supreme Court also restored the FCC’s requirement that the ILEC’s combine UNEs for competitors when they are unable to do so themselves.

     In November 1999, the FCC released an order making unbundling requirements applicable to all ILEC network elements uniformly. UNE-P is created when a competing carrier obtains all the network elements needed to provide service from the ILEC. In December 1999, the FCC released an order requiring the provision of unbundled local copper loops enabling CLECs to offer competitive Digital Subscriber Loop Internet access. The FCC reconsidered both orders in its first triennial review of its policies on UNEs completed in early 2003, as further discussed below.

     On August 21, 2003, the FCC released the text of its Triennial Review Order. In response to the remand of the United States Court of Appeals for the District of Columbia circuit, the FCC adopted new rules governing the obligations of ILECs to unbundle the elements of their local networks for use by competitors. The FCC made national findings of impairment or non-impairment for loops, transport and, most significantly, switching. The FCC delegated to the states the authority to engage in additional fact finding and make alternative impairment findings based on a more granular impairment analysis including evaluation of applicability of FCC-established “triggers.” The FCC created “mass market” and “enterprise market” customer classifications that generally correspond to the residential and business markets, respectively. The FCC found that CLECs were not impaired without access to local circuit switching when serving “enterprise market” customers on a national level. CLECs, however, were found to be impaired on a national level without access to local switching when serving “mass market” customers. State commissions had 90 days to ask the FCC to waive the finding of no impairment without switching for “enterprise market” customers. The FCC presumption that CLECs are impaired without access to transport, high capacity loops and “mass market” switching is subject to a more granular nine month review by state commissions pursuant to FCC- established triggers and other economic and operational criteria.

     The FCC also opened a further notice of proposed rulemaking to consider the “pick and choose” rules under which a competing carrier may select from among the various terms of interconnection offered by an ILEC in its various interconnection agreements. Comments have been filed, but the FCC has not issued a decision.

     The Triennial Review Order also provided that:

•	ILECs are not required to unbundle packet switching as a stand-alone network element.

•     Two key components of the FCC’s TELRIC pricing rules were clarified. First, the FCC clarified that the risk-adjusted cost of capital used in calculating UNE prices should reflect the risks associated with a competitive market. Second, the FCC declined to mandate the use of any particular set of asset lives for depreciation, but clarified that the use of an accelerated depreciation mechanism may present a more accurate method of calculating economic depreciation.

•     CLECs continue to be prohibited from avoiding any liability under contractual early termination clauses in the event a CLEC converts a special access circuit to an UNE.

     We are monitoring the Oklahoma state commission proceedings and participating where necessary as the commission undertakes the 90 day and nine month analyses to establish rules or make determinations as directed by the Triennial Review Order. In addition, numerous petitions and appeals have been filed in the courts and with the FCC challenging many of the findings in the Triennial Review Order and seeking a stay on certain portions of the order. The appeals have been consolidated in the D.C. Circuit Court of Appeals. Oral arguments were heard on January 28, 2004. On March 2, 2004, a three-judge panel in the D.C. Circuit Court of Appeals overturned the FCC’s Triennial Review Order with regard to network unbundling rules. A majority of the FCC Commissioners is seeking a court-ordered stay and plan to appeal the ruling to the Supreme Court. Until all of these proceedings are concluded, the impact of this order, if any, on our CLEC operations cannot be determined.

     An important issue for CLECs is the right to receive reciprocal compensation for the transport and termination of Internet traffic. We believe that, under the Telecommunications Act, CLECs are entitled to receive reciprocal compensation from ILECs. However, some ILECs have disputed payment of reciprocal compensation for Internet traffic, arguing that Internet service provider traffic is not local traffic. Most states have required ILECs to pay CLECs reciprocal compensation. However, in October 1998, the FCC determined that dedicated digital subscriber line service is an interstate service and properly tariffed at the interstate level. In February 1999, the FCC concluded that at least a substantial portion of dial-up Internet service provider traffic is jurisdictionally interstate. The FCC also concluded that its jurisdictional decision does not alter the exemption from access charges currently enjoyed by Internet service providers. The FCC established a proceeding to consider an appropriate compensation mechanism for interstate Internet traffic. Pending the adoption of that mechanism, the FCC saw no reason to interfere with existing interconnection agreements and reciprocal compensation arrangements. The FCC order has been appealed. In addition, there is a risk that state public utility commissions that have previously considered this issue and ordered the payment of reciprocal compensation by the ILECs to the CLECs may be asked by the ILECs to revisit their determinations, or may revisit their determinations on their own motion. To date, at least one ILEC has filed suit seeking a refund from a carrier of reciprocal compensation that the ILEC had paid to that carrier. There can be no assurance that any future court, state regulatory or FCC decision on this matter will favor our position. An unfavorable result may have an adverse impact on our potential future revenues as a CLEC. At the present time, we are reviewing this matter with outside counsel to determine the availability, if any, of reciprocal compensation to us as well as the cost of billing for it and collecting it.

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

Additional Factors to Consider

     This Report includes “forward looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although we believe that our plans, intentions and expectations reflected in such forward looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward looking statements are set forth below and elsewhere in this Annual Report. All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below.

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

     Limited Public Market. During February 2000, our common stock began trading on the OTC Bulletin Board under the symbol FULO. While our common stock continues to trade on the OTC Bulletin Board, there can be no assurance that our stockholders will be able to sell their             shares should they so desire. Any market for the common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the market price may be volatile.

     No Payment of Dividends on Common Stock. We have not paid any dividends on our common stock. For the foreseeable future, we anticipate that all earnings, if any, which may be generated from our operations, will be used to finance our growth and that cash dividends will not be paid to holders of the common stock.

     Penny Stock Regulation. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse), must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that is or becomes subject to the penny stock rules. Our common stock is subject to the penny stock rules at the present time, and consequently our stockholders will find it more difficult to sell their shares.

Customers

     In 2003 and 2002, we had one customer that represented 33% and 27%, respectively, of our gross revenues. In June 2000, pursuant to an agreement that ends on December 31, 2005, we began providing co-location services to KMC Telecom V, Inc. (“KMC”), a facilities-based competitive local exchange carrier. Under the terms of this agreement, we receive $42,275 per month to provide co-location and support services for KMC’s telecommunications equipment at our network operations center in Oklahoma City, Oklahoma. KMC moved into our network operations center and began making payments during the third quarter of 2000.

Employees

     As of December 31, 2003, we had 15 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Our common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol FULO. Prior to February 9, 2000, there was no public trading market for our common stock. The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions. The following table sets forth the high and low closing sale prices of our common stock during the calendar quarters presented as reported by the OTC Bulletin Board.

	Common Stock
	Closing Sale Prices
	High	Low
2003 –Calendar Quarter Ended:
March 31	$.06	$.06
June 30.04		.04
September 30.05		.05
December 31.05		.05
2002 –Calendar Quarter Ended:
March 31	$.06	$.05
June 30.10		.10
September 30.06		.06
December 31.05		.05

Number of stockholders

     The number of beneficial holders of record of our common stock as of the close of business on March 25, 2004 was approximately 113.

Dividend Policy

     To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.

Recent Sales of Unregistered Securities

     During December 2003, we issued 50,000 shares of common stock as a result of the exercise of an option at a price of $.04 per share. This offering was pursuant to Rule 506 of Regulation D of the Securities Act.

     On January 1, 2002, we agreed to issue 11,815 shares of common stock in payment of $11,815 accrued interest on a portion of our convertible promissory notes. This offering was pursuant to Rule 506 of Regulation D of the Securities Act.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

     The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 7 of this Report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Item 1. Description of Business — Additional Factors to Consider” and our other periodic reports and documents filed with the Securities and Exchange Commission.

Overview

     We are an integrated communications provider offering integrated communications and Internet connectivity to individuals, businesses, organizations, educational institutions and government agencies. Through our subsidiaries, we provide high quality, reliable and scalable Internet access, web hosting, and equipment co-location.

     Our overall goal is to become the dominant integrated communications provider for residents and small to medium-sized businesses in Oklahoma. We believe that the rural areas of Oklahoma are underserved by Internet service providers, and that significant profitable growth can be achieved in serving these markets by providing reliable Internet connectivity and value-added services at a reasonable cost to the residents and businesses located in these areas. We believe we can obtain a significant Internet service provider and business-to-business market share in Oklahoma. Our wholly-owned subsidiary, FullTel, is a licensed competitive local exchange carrier in Oklahoma. FullTel, as a competitive local exchange carrier, is able to provide local telephone numbers for Internet access.

     The market for Internet connectivity and related services is extremely competitive. We anticipate that competition will continue to intensify. The tremendous growth and potential market size of the Internet access market has attracted many new start-ups as well as existing businesses from a variety of industries. We believe that a reliable network, knowledgeable salespeople and the quality of technical support currently are the primary competitive factors in our targeted market and that price is usually secondary to these factors.

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of revenues for the years ended December 31, 2003 and 2002:

	For the Years Ended December 31,
	2003		2002
	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$990,769	46.7%	$1,421,699	58.6%
Co-location and other revenues	1,131,113	53.3	1,003,317	41.4

Total revenues	2,121,882	100.0	2,425,016	100.0
Cost of access service revenues	518,049	24.4	834,338	34.4
Cost of co-location and other revenues	109,914	5.2	98,371	4.1
Selling, general and administrative expenses	1,140,905	53.8	1,315,827	54.3
Loss (gain) on sale of assets	(30,218)	(1.4)	(33,827)	(1.4)
Depreciation and amortization	467,483	22.0	660,870	27.2

Total operating costs and expenses	2,206,133	104.0	2,875,579	118.6

Loss from operations	(84,251)	(4.0)	(450,563)	(18.6)
Interest expense	(594,357)	(28.0)	(372,417)	(15.3)

Net loss	$(678,608)	(32.0)%	$(822,980)	(33.9)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

     Access service revenues decreased $430,930 or 30.3% to $990,769 for the year ended December 31, 2003 from $1,421,699 for the year 2002. This decrease was primarily due to a net reduction in the number of customers, including the sale of approximately 160 and 400 customers, respectively, during 2003 and 2002. Historically we had been making an estimate regarding a portion of the classification between access service revenues and co-location and other revenues. During September 2003 we completed an improvement in our accounting system that allows us to more accurately classify our revenue between the two categories. This resulted in a cumulative adjustment to correct our year-to-date classification of approximately $36,000 which increased co-location and other revenue and decreased access service revenue for the year 2003 and approximately $26,000 which increased access service revenue and decreased co-location and other revenue during the year 2002.

     Co-location and other revenues increased $127,796 or 12.7% to $1,131,113 for the year ended December 31, 2003 from $1,003,317 for the year 2002. This net increase was primarily attributable to selling additional services to existing customers and the addition of one large co-location customer during the second quarter of 2002 and one large co-location customer during the third quarter of 2003.

Operating Costs and Expenses

     Cost of access service revenues decreased $316,289 or 37.9% to $518,049 for the year ended December 31, 2003 from $834,338 for the year 2002. This decrease was primarily due to the restructuring of our network in order to operate in a more cost effective manner. During the year ended December 31, 2003 we received approximately $76,000 in back billings from SBC. We are in the process of reviewing these bills and at December 31, 2003 we had paid approximately $10,000, received credit from SBC of approximately $14,000 and accrued the balance of approximately $52,000.

     Cost of co-location and other revenues increased $11,543 or 11.7% to $109,914 for the year ended December 31, 2003 from $98,371 for the year 2002. This increase was primarily due to an increase in cost of equipment related to co-location services.

     Selling, general and administrative expenses decreased $174,922 or 13.3% to $1,140,905 for the year ended December 31, 2003 from $1,315,827 for the year 2002. This decrease was primarily due to a decrease in employee costs. Employee costs decreased $160,972 for the year ended December 31, 2003 from the year 2002. This decrease was primarily due to a decrease in the number of employees from 19 at December 31, 2002 to 15 at December 31, 2003 and a decrease in wage rates. In addition, our five most highly compensated officers have voluntarily agreed to defer a portion of their compensation. For the years ending December 31, 2003 and 2002 the amounts deferred totaled $52,790 and $57,346, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased to 53.8% during 2003 from 54.3% during 2002.

     During the year ended December 31, 2003, we recorded a gain on sale of assets of $30,218 primarily attributable to the sale of a block of customers that were located in an area outside our primary geographic service area. During the same period in 2002 we recorded a gain on sale of assets of $33,827 primarily attributable to the sale of customers in certain cities based upon our determination that it was no longer cost effective for us to provide access services to those cities.

     Depreciation and amortization expense decreased $193,387 or 29.3% to $467,483 for the year ended December 31, 2003 from $660,870 for the prior year. In January 2002, upon initially applying SFAS 142 we reassessed useful lives of our acquired customer bases and we began amortizing these intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases. Amortization expense for the years ended December 31, 2003 and 2002 relating to intangible assets was $236,791 and $448,579, respectively, of which $101,033 and $312,821, respectively, was related to decreases in the number of acquired customers.

Interest Expense

     Interest expense increased $221,940 or 59.6% to $594,357 for the year ended December 31, 2003 from $372,417 for the year 2002. This increase was primarily attributable to the increase in amortization of the discount on our convertible promissory notes. Pursuant to the provisions of the convertible promissory notes, the conversion price decreased from $.63 at December 31, 2002 to $.49 at December 31, 2003. Reductions in conversion price are recognized as an interest expense at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. In 2003 and 2002, $360,139 and $125,696, respectively, of our interest expense was related to the decrease in the conversion price. The majority of these convertible promissory notes matured in 2003, therefore no additional interest from these conversion prices will be recognized.

Liquidity and Capital Resources

     As of December 31, 2003, we had $11,480 in cash and $2,401,373 in current liabilities, including $171,876 of deferred revenues that will not require settlement in cash.

     At December 31, 2003, we had a deficit working capital of $2,300,200, while at December 31, 2002 we had a deficit working capital of $1,929,308. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

     As of December 31, 2003, $428,787 of the $464,903 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts. At December 31, 2003, we had outstanding principal and interest owed on matured notes totaling $1,128,025. We have not made payment or negotiated an extension of the notes and the lenders have not made any demands. We are currently developing a plan to satisfy these notes which will be subject to the approval of each individual note holder.

	For the Years Ended December 31,
	2003	2002
Net cash flows provided by operations	$209,413	$57,761
Net cash flows provided by investing activities	12,103	87,726
Net cash flows used in financing activities	(236,991)	(172,107)

     Net cash provided by investing activities was $12,103 and $87,726, respectively, for the years ended December 31, 2003 and 2002. Cash provided during 2003 of $57,262 was primarily related to the sale of a block of our access service revenue business that was located in a part of Oklahoma that was outside our primarily geographic area of focus and was offset by $45,159 cash used for the purchases of equipment. The cash provided during 2002 was primarily related to the sale of excess equipment and the sale of customer bases in certain cities based upon our determination that it was no longer cost effective for us to provide access services to those cities.

     Cash used for principal payments on notes payable and capital lease obligations was $236,991 and $177,107, respectively, for the years ended December 31, 2003 and 2002.

     The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Our principal capital expenditure requirements will include:

•	mergers and acquisitions and

•	further development of operations support systems and other automated back office systems

     Because our cost of developing new networks and services, funding other strategic initiatives, and operating our business depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will materially vary from expected amounts and these variations are likely to increase our future capital requirements. Our cash balances on March 26, 2004 will not be sufficient to fund our current business plan beyond a few months. As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity needs. There is no assurance that we will be able to obtain additional capital on satisfactory terms or at all.

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

Certain Accounting Matters

     During April 2003, the FASB issued SFAS 149 - “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. We do not participate in such transactions, however, we are evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

     During May 2003, the FASB issued SFAS 150 - “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. We are evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

     During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003 if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The FASB also indicated it would be issuing a modification to FIN 46 prior to the end of 2003. Accordingly, we have deferred the adoption of FIN 46 with respect to VIEs created prior to February 1, 2003. We are currently assessing the impact, if any, FIN 46 may have on us; however, we do not believe there will be any material impact on our consolidated financial statements, results of operations or liquidity resulting from the adoption of this interpretation.

Item 7. Financial Statements

     Our financial statements, prepared in accordance with Regulation S-B, are set forth in this Report beginning on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     On January 30, 2004, we engaged EVANS, GAITHER & ASSOCIATES, PLLC as our new independent accountants, commencing with the audit for the fiscal year ended December 31, 2003, and thereby dismissed Buxton & Cloud PC. The decision to change independent accountants was approved by our Board of Directors. All material correcting adjustments that were identified by EVANS, GAITHER & ASSOCIATES, PLLC, our independent public accountants, in accordance with U.S. generally accepted accounting principles and the rules and regulations of the U.S. Securities and Exchange Commission were made and are reflected in the audited financial statements included in this Report.

     The report of Buxton & Cloud PC on our financial statements for the year ended December 31, 2002 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principle. The report of Buxton & Cloud PC on our financial statements for the past year ended December 31, 2002 did however contain explanatory paragraphs describing an uncertainty about our ability to continue as a going concern.

     In connection with the audit for the fiscal year ended December 31, 2002 and all interim periods preceding the dismissal, there have been no disagreements with Buxton & Cloud PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Buxton & Cloud PC, would have caused them to make reference thereto in their report on the financial statements for such year.

     During the fiscal year ended December 31, 2002 and all subsequent interim periods and to January 30, 2004, the date of dismissal, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(v)).

     During the fiscal year ended December 31, 2002 and all subsequent interim periods and to January 30, 2004, we did not consult with EVANS, GAITHER & ASSOCIATES, PLLC on any items concerning the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on our financial statements, or the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-B Item 304(a)(2)).

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

     The following information is furnished as of March 25, 2004 for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of two members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Position
Timothy J. Kilkenny	45	Chairman of the Board of Directors and CEO
Roger P. Baresel	48	Director, President, Chief Financial Officer and Secretary
Jason C. Ayers	29	Vice President of Operations
Patricia R. Shurley	47	Vice President of Finance
Michael D. Tomas	31	Vice President of Technology
Theodore S. Williams	47	Vice President of Authorized Agent Sales

     Timothy J. Kilkenny has served as our Chief Executive Officer and Chairman of the Board of Directors since our inception in May 1995. Prior to that time, he spent 14 years in the financial planning business as a manager for both MetLife and Prudential. Mr. Kilkenny is a graduate of Central Bible College in Springfield, Missouri.

     Roger P. Baresel became one of our directors and our Chief Financial Officer on November 9, 2000, and our President on October 13, 2003. Mr. Baresel is an accomplished senior executive and consultant who has served at a variety of companies. While serving as President and CFO of Advantage Marketing Systems, Inc., a publicly-held company engaged in the multi-level marketing of healthcare and dietary supplements, from June 1995 to May 2000, annual sales increased from $2.5 million to in excess of $22.4 million and annual earnings increased from $80,000 to more than $l.2 million. Also, during this period Advantage successfully completed two public offerings, four major acquisitions and its stock moved from the over the counter bulletin board to the American Stock Exchange. Mr. Baresel has the following degrees from Central State University in Edmond, Oklahoma: BA Psychology, BS Accounting and MBA Finance, in which he graduated Summa Cum Laude. Mr. Baresel is also a certified public accountant.

     Jason C. Ayers has been our Vice President of Operations since December 8, 2000 and prior to that served as President of Animus, a privately-held web hosting company which we acquired on April 1, 1998. Mr. Ayers received a BS degree from Southern Nazarene University in Bethany, Oklahoma in May 1996 with a triple major in Computer Science, Math and Physics. Upon graduating, he was a co-founder of Animus.

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

     Michael D. Tomas has been our Vice President of Technology since September 2003. Prior to that he was our Information Systems Manager since June 1999 and our employee since July 1996. Mr. Tomas currently is completing his studies at the University of Oklahoma for a degree in Management Information Systems. Mr. Tomas has formal training with Cisco, Win 3.1, Win95/98, and Windows NT 4.0 as well as LAN/WAN setup, including experience with wireless networking and is Lucent certified.

     Theodore S. Williams has been our Vice President of Authorized Agent Sales since June 2003. Prior to that he spent over five years in the wireless industry as Account Manager for both AT&T and Sprint and one year with American Staffcorp as Director of Marketing and Sales.

Audit Committee Financial Expert

     Because our board of directors only consists of two directors, each of whom does not qualify as an independent director; our board performs the functions of an audit committee. Our board of directors has determined that Roger P. Baresel, our President and Chief Financial Officer qualifies as a “financial expert.” This determination was based upon Mr. Baresel’s

•     understanding of generally accepted accounting principles and financial statements;

•     ability to assess the general application of generally accepted accounting principles in connection with the accounting for estimates, accruals and reserves;

•     experience preparing, auditing, analyzing or evaluating financial statements that present the breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities;

•     understanding of internal controls and procedures for financial reporting; and

•     understanding of audit committee functions.

     Mr. Baresel’s experience and qualification as a financial expert were acquired through the active supervision of a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions and overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements.

     Mr. Baresel is not an independent director. We have been unable to attract a person to serve as one of our directors and that would qualify both as an independent director and as a financial expert because of inability to compensate our directors and provide liability insurance protection.

     Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Requirements

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission (“SEC”) and each exchange on which our securities are listed, reports of ownership and subsequent changes in ownership of our common stock and our other securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during 2003 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met, except for the late filing of one Form 4 by each of the following: Jason C. Ayers, Roger P. Baresel, Timothy J. Kilkenny, and Patricia R. Shurley.

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

Item 10. Executive Compensation

     The following table sets forth, for the last three fiscal years, the cash compensation paid by us to our Chairman and Chief Executive Officer (the “Named Executive Officer”). None of our executive officers earned annual compensation in excess of $100,000 during fiscal 2003.

						Long-Term
		Annual Compensation				Compensation
						Securities
						Underlying
						Options and
	Fiscal			Other		Warrants
Name and Principal Position	Year	Salary		Compensation		(#) (1)
Timothy J. Kilkenny	2003	$80,717	(2)	$14,986	(3)	452,000
Chairman and CEO	2002	75,000	(2)	12,614	(4)	80,000
	2001	75,000	(2)	7,748	(5)	132,000

(1)	Options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant.

(2)	Includes $25,000 of deferred compensation.

(3)	Represents $8,400 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,030 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, and $5,556 of insurance premiums paid by us for the benefit of Mr. Kilkenny.

(4)	Represents $6,331 of expense reimbursement for business use of Mr. Kilkenny’s automobile and $6,283 of insurance premiums paid by us for the benefit of Mr. Kilkenny. We also provided use of an automobile to Mr. Kilkenny for a portion of the year, the value of which is not greater than $5,000 annually.

(5)	Represents $360 of expense reimbursement for business use of Mr. Kilkenny’s automobile and $7,388 of insurance premiums paid by us for the benefit of Mr. Kilkenny. We also provide use of an automobile to Mr. Kilkenny, the value of which is not greater than $5,000 annually.

Stock Options Granted

     We do not have a written stock option plan. However, the Board of Directors granted to our employees stock options exercisable for the purchase of 1,478,948 shares of our common stock during 2003. The following table shows stock options granted to Mr. Kilkenny during 2003.

Individual Grants
	Number of	% of Total
	Securities	Options Granted	Exercise or
	Underlying	To Employees in	Base price	Expiration
Name	Options Granted	Fiscal Year	($/sh)	Date
Timothy J. Kilkenny Chairman and CEO	452,000 (1)	30.6% (2)	$.04	10/09/13

(1)	Options were granted pursuant to an individual stock option agreement. Of these options, 120,000 were immediately exercisable, 182,000 will become exercisable on November 16, 2004, and 150,000 are subject to a three year vesting schedule and one-third will become exercisable on October 9 of each of 2004, 2005 and 2006. The options expire on October 9, 2013 and have an exercise price of $.04 per share, which was the fair value per share price of our common stock on the grant date.

(2)	All options granted during 2003 are nonqualified stock options. During 2003, an aggregate of 1,478,948 options were granted outside of a formal plan to employees. Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.

2003 Year End Option Values

     The following table sets forth information related to the exercise of stock options during 2003 and the number and value of options held by the following Named Executive Officer at December 31, 2003. During 2003, the Named Executive Officer did not exercise any options, nor did we reprice any outstanding options. For the purposes of this table, the “value” of an option is the difference between the estimated fair market value at December 31, 2003 of the shares of common stock subject to the option and the aggregate exercise price of such option.

	Number of Unexercised		Value of Unexercised In-the-
	Options at		Money Options at
	December 31, 2003		December 31, 2003 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Timothy J. Kilkenny Chairman and CEO	344,668	369,332	$1,200	$3,320

(1) Based on the December 31, 2003 estimated fair value of our common stock of $.05 per share.

Director Compensation

     During the fiscal year ended December 31, 2003, our directors did not receive any compensation for serving in such capacities.

Employment Agreements and Lack of Key man Insurance

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

     We do not maintain any key man insurance covering the death or disability of our executive officers. However, Mr. Kilkenny’s life insurance carries a death benefit which would pay the three bank notes payable totaling $394,600 at December 31, 2003, which he personally guaranteed.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership

     The following table sets forth information as of March 25, 2004, concerning the beneficial ownership of our Common Stock by each person (other than our directors and executive officers) who is known by us to own more than 5% of the outstanding shares of our Common Stock. The information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the Securities and Exchange Commission or other information provided to us by the beneficial owner or our stock transfer agent.

	Common Stock
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Generation Capital Associates (2)	707,608	9.9%
Rupinder Sidu (3)	628,685	9.0%
Peter Rettman (4)	522,389	7.4%
Laura L. Kilkenny (5)	465,000	6.9%
Rene Miville (6)	441,518	6.6%

(1)	Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 6,713,135 outstanding shares of common stock as of March 25, 2004.

(2)	Generation Capital Associates’ address is 1085 Riverside Trace, Atlanta, GA 30328. Generation Capital Associates holds 267,608 shares of our common stock. The number of shares includes 440,000 shares of our common stock that are subject to currently exercisable common stock purchase warrants. Amounts shown do not include 150,000 shares of our common stock that are subject to common stock purchase warrants that are not currently exercisable because they contain a provision prohibiting their exercise to the extent that they would increase Generation Capital Associates’ percentage ownership beyond 9.9% of our outstanding shares of common stock.

(3)	Rupinder Sidu’s address is 10229 Tavistock Road, Orlando, FL 32827. Mr. Sidu holds 344,018 shares of our common stock. The number of shares includes 284,667 shares of our common stock that are subject to currently exercisable common stock purchase warrants.

(4)	Peter Rettman’s address is 3700 W. Lawton Street, Seattle, WA 98199. Mr. Rettman holds 163,078 shares of our common stock. The number of shares includes 206,250 shares of our common stock that are subject to currently exercisable common stock purchase warrants and 153,061 shares of our common stock that are subject to a currently convertible promissory note.

(5)	Laura L. Kilkenny’s address is 2721 Southwest 123rd Street, Oklahoma City, OK 73170. Ms. Kilkenny is the ex-wife of Timothy J. Kilkenny, our Chairman of the Board and Chief Executive Officer. Ms. Kilkenny holds 415,000 shares of our common stock. The number of shares includes 50,000 shares of our common stock that are subject to currently exercisable common stock purchase options.

(6)	Rene Miville’s address is 17081 Captive Drive, P.O. Box 9, Captiva Island, FL 33924. Ms. Miville holds 441,518 shares of our common stock.

     The following table sets forth information as of March 25, 2004, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 9. Directors and Executive Officers, Promoters and Control Persons” and all of our directors and executive officers as a group. There are no family relationships amongst our executive officers and directors. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock
	Beneficially Owned
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Timothy J. Kilkenny* (2)(3)	1,386,334	19.6%
Roger P. Baresel* (2)(4)	393,750	5.7%
Jason C. Ayers (2)(5)	139,795	2.1%
Patricia R. Shurley (2)(6)	132,000	2.0%
Michael D. Tomas (2)(7)	100,000	1.5%
Theodore S. Williams (2)(8)	25,000	0.4%

All executive officers and directors as a group (6 persons)	2,176,879	28.4%

*	Director

(1)	Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 6,713,135 shares being outstanding at March 25, 2004.

(2)	Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.

(3)	Timothy J. Kilkenny holds 1,015,000 shares of our common stock. The number of shares includes 371,334 shares of our common stock that are subject to currently exercisable stock options held by Mr. Kilkenny. Amounts shown do not include options, held by Mr. Kilkenny, to purchase 150,000 shares of our common stock exercisable at $.04 per share beginning October 9, 2004, 10,666 shares of our common stock exercisable at $.11 per share beginning November 16, 2004, and 182,000 shares of our common stock exercisable at $.04 per share beginning November 16, 2004.

(4)	Roger P. Baresel and Judith A. Baresel, husband and wife, each hold 34,408 and 92,659 shares of our common stock, respectively. They hold 31,250 shares of our common stock as joint tenants. The number of shares includes 115,830 shares of our common stock subject to currently exercisable stock options held by Mr. Baresel, 107,103 shares of our common stock subject to currently exercisable stock options held by Mrs. Baresel, and 12,500 currently exercisable common stock purchase warrants held jointly. Amounts shown do not include options, held by Mr. Baresel, to purchase 75,000 shares of our common stock exercisable at $.04 per share beginning October 9, 2004 and 7,915 shares of our common stock exercisable at $.11 per share beginning November 16, 2004. Amounts shown also do not include options, held by Mrs. Baresel, to purchase 20,000 shares of common stock exercisable at $.05 per share beginning June 3, 2004 and 91,197 shares of our common stock exercisable at $.04 per share beginning November 16, 2004.

(5)	Jason C. Ayers holds 25,865 shares of our common stock. The number of shares includes 113,930 shares of our common stock that are subject to currently exercisable common stock options held by Mr. Ayers. Amounts shown do not include options, held by Mr. Ayers, to purchase 2,500 shares of our common stock exercisable at $.11 per share beginning November 16, 2004, 82,500 shares of our common stock exercisable at $.04 per share beginning November 16, 2004, 6,000 shares exercisable at $.08 per share beginning June 4, 2004, and 75,000 shares of our common stock exercisable at $.04 per share beginning June 27, 2004.

(6)	The number of shares includes 132,000 shares of our common stock that are subject to currently exercisable common stock purchase options held by Ms. Shurley. Amounts shown do not include options to purchase 2,500 shares of our common stock exercisable at $.11 per share beginning November 16, 2004, 82,500 shares of our common stock exercisable at $.04 per share beginning November 16, 2004 and 75,000 shares of our common stock exercisable at $.04 per share beginning May 16, 2005.

(7)	The number of shares includes 100,000 shares of our common stock that are subject to currently exercisable common stock purchase options held by Mr. Tomas. Amounts shown do not include options to purchase 2,500 shares of our common stock exercisable at $.11 per share beginning November 16, 2004, 82,500 shares of our common stock exercisable at $.04 per share beginning November 16, 2004 and 75,000 shares of our common stock exercisable at $.04 per share beginning October 9, 2004.

(8)	The number of shares includes 25,000 shares of our common stock that are subject to currently exercisable common stock purchase options held by Mr. Williams.

Item 12. Certain Relationships and Related Transactions

     In connection with his employment, during October 2003, we issued stock options exercisable for the purchase of 452,000 shares of our common stock to Timothy J. Kilkenny, our Chairman of the Board and Chief Executive Officer, of which 120,000 were 100% vested and exercisable immediately, 182,000 which vest and become exercisable on November 16, 2004 and 150,000 which one-third vest and become exercisable on each of the first three anniversary dates of the issuance. These options had an exercise price of $.04 per share and expire during October 2013.

     In connection with his employment, during October 2003, we issued stock options exercisable for the purchase of 370,848 shares of common stock to Roger P. Baresel, our President and Chief Financial Officer, of which 34,651 were 100% vested and exercisable immediately, 261,197 which vest and become exercisable on November 16, 2004 and 75,000 which one-third vest and become exercisable on each of the first three anniversary dates of the issuance. These options had an exercise price of $.04 per share and expire during October 2013.

     In connection with his employment, during December 2003, we issued stock options exercisable for the purchase of 50,000 shares of common stock to Roger P. Baresel, our President and Chief Financial Officer that were 100% vested and exercisable immediately. These options had an exercise price of $.04 per share and expire during March 2012. Subsequently, Mr. Baresel exercised these options for $2,000.

     In connection with his employment, during March 2002, we issued stock options exercisable for the purchase of 80,000 shares of our common stock to Timothy J. Kilkenny, our Chairman of the Board and Chief Executive Officer, which were one-third vested and exercisable immediately and will vest and become exercisable one-third on each annual anniversary of the issue. The options have an exercise price of $.05 per share and expire during March 2012.

     In connection with his employment, during March 2002, we issued stock options exercisable for the purchase of 60,000 shares of our common stock to Roger P. Baresel, our Chief Financial Officer that were one-third vested and exercisable immediately and will vest and become exercisable one-third on each annual anniversary of the issue. These options have an exercise price of $.05 per share and expire during March 2012.

     On August 2, 2000, we obtained a short-term loan of $100,000 from Timothy J. Kilkenny, our Chairman of the Board and Chief Executive Officer, through the issuance of a 14% promissory note. The terms of the financing additionally provided for the issuance of five-year warrants to purchase 50,000 shares of our common stock at $.01 per share, and provided for certain registration rights. The promissory note required monthly interest payments, matured on the earlier of (i) the date which is within five days of receipt of funds by us of any offering raising gross proceeds to us of at least $1,000,000 or (ii) in three months, and was extendible for two 90-day periods upon issuance of additional warrants exercisable for the purchase of 50,000 shares of our common stock for $.01 per share for each extension. In the fourth quarter of 2000, our founder and CEO agreed to reduce the interest rate on the promissory note to 9% and waive the warrant provisions relating to extensions of the loan. We repaid $50,000 on this note and the note was due in May 2001. In May 2001 Mr. Kilkenny agreed to a replacement note with an interest rate of 8.5% with monthly principal and interest payments and the note will mature in May 2006.

Item 13. Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this Report:

Exhibit
Number	Exhibit
3.1	Certificate of Incorporation, as amended (filed as Exhibit 2.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

3.2	Bylaws (filed as Exhibit 2.2 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference)	#

Exhibit
Number	Exhibit
4.1	Specimen Certificate of Registrant’s Common Stock (filed as Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).	#

4.2	Certificate of Correction to the Amended Certificate of Incorporation and the Ninth Section of the Certificate of Incorporation (filed as Exhibit 2.1 to Registrant’s Registration Statement on form 10-SB, file number 000-27031 and incorporated by reference).	#

4.3	Certificate of Correction to Articles II and V of Registrant’s Bylaws (filed as Exhibit 2.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

4.4	Form of Warrant Agreement for Interim Financing in the amount of $505,000 (filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.5	Form of Warrant Certificate for Florida Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.6	Form of Promissory Note for Florida Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.7	Form of Warrant Certificate for Georgia Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.8	Form of Promissory Note for Georgia Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.5 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.9	Form of Warrant Certificate for Illinois Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.6 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.10	Form of Promissory Note for Illinois Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.7 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.11	Form of Warrant Agreement for Interim Financing in the amount of $500,000 (filed as Exhibit 4.8 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.12	Form of Warrant Certificate for Interim Financing in the amount of $500,000 (filed as Exhibit 4.9 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.13	Form of Promissory Note for Interim Financing in the amount of $500,000 (filed as Exhibit 4.10 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.14	Form of Convertible Promissory Note for September 29, 2000, private placement (filed as Exhibit 4.13 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference).	#

4.15	Form of Warrant Agreement for September 29, 2000, private placement (filed as Exhibit 4.13 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference).	#

4.16	Form of 2001 Exchange Warrant Agreement (filed as Exhibit 4.16 to Registrant’s Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference)	#

Exhibit
Number	Exhibit
4.17	Form of 2001 Exchange Warrant Certificate (filed as Exhibit 4.17 to Registrant’s Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference)	#

10.1	Financial Advisory Services Agreement between the Company and National Securities Corporation, dated September 17, 1999 (filed as Exhibit 10.1 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).	#

10.2	Lease Agreement between the Company and BOK Plaza Associates, LLC, dated December 2, 1999 (filed as Exhibit 10.2 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).	#

10.3	Interconnection agreement between Registrant and Southwestern Bell dated March 19, 1999 (filed as Exhibit 6.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

10.4	Stock Purchase Agreement between the Company and Animus Communications, Inc. (filed as Exhibit 6.2 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

10.5	Registrar Accreditation Agreement effective February 8, 2000, by and between Internet Corporation for Assigned Names and Numbers and FullWeb, Inc. d/b/a FullNic f/k/a Animus Communications, Inc. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

10.6	Master License Agreement For KMC Telecom V, Inc., dated June 20, 2000, by and between FullNet Communications, Inc. and KMC Telecom V, Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).	#

10.7	Domain Registrar Project Completion Agreement, dated May 10, 2000, by and between FullNet Communications, Inc., FullWeb, Inc. d/b/a FullNic and Think Capital (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).	#

10.8	Amendment to Financial Advisory Services Agreement between Registrant and National Securities Corporation, dated April 21, 2000 (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).	#

10.9	Asset Purchase Agreement dated June 2, 2000, by and between FullNet of Nowata and FullNet Communications, Inc. (filed as Exhibit 99.1 to Registrant’s Form 8-K filed on June 20, 2000 and incorporated herein by reference).	#

10.10	Asset Purchase Agreement dated February 4, 2000, by and between FullNet of Bartlesville and FullNet Communications, Inc. (filed as Exhibit 2.1 to Registrant’s Form 8-K filed on February 18, 2000 and incorporated herein by reference).	#

10.11	Agreement and Plan of Merger Among FullNet Communications, Inc., FullNet, Inc. and Harvest Communications, Inc. dated February 29, 2000 (filed as Exhibit 2.1 to Registrant’s Form 8-K filed on March 10, 2000 and incorporated herein by reference).	#

10.12	Asset Purchase Agreement dated January 25, 2000, by and between FullNet of Tahlequah, and FullNet Communications, Inc. (filed as Exhibit 2.1 to Registrant’s Form 8-K filed on February 9, 2000 and incorporated herein by reference).	#

10.13	Promissory Note dated August 2, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.13 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.14	Warrant Agreement dated August 2, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.14 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.15	Warrant Certificate dated August 2, 2000 issued to Timothy J. Kilkenny (filed as Exhibit 10.15 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

Exhibit
Number	Exhibit
10.16	Stock Option Agreement dated December 8, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.16 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.17	Warrant Agreement dated November 9, 2000, issued to Roger P. Baresel (filed as Exhibit 10.17 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.18	Warrant Agreement dated December 29, 2000, issued to Roger P. Baresel (filed as Exhibit 10.18 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.19	Stock Option Agreement dated February 29, 2000, issued to Wallace L Walcher (filed as Exhibit 10.19 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.20	Stock Option Agreement dated February 17, 1999, issued to Timothy J. Kilkenny (filed as Exhibit 3.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

10.21	Stock Option Agreement dated October 19, 1999, issued to Wesdon C. Peacock (filed as Exhibit 10.21 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.22	Stock Option Agreement dated April 14, 2000, issued to Jason C. Ayers (filed as Exhibit 10.22 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.23	Stock Option Agreement dated May 1, 2000, issued to B. Don Turner (filed as Exhibit 10.23 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.24	Form of Stock Option Agreement dated December 8, 2000, issued to Jason C. Ayers, Wesdon C. Peacock, B. Don Turner and Wallace L. Walcher (filed as Exhibit 10.24 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.25	Warrant Certificate Dated November 9, 2000, issued to Roger P. Baresel (filed as Exhibit 10.25 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.26	Warrant Certificate Dated November 9, 2000, issued to Roger P. Baresel (filed as Exhibit 10.26 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.27	Warrant Certificate Dated December 29, 2000, issued to Roger P. Baresel (filed as Exhibit 10.27 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.28	Stock Option Agreement dated October 13, 2000, issued to Roger P. Baresel (filed as Exhibit 10.28 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.29	Stock Option Agreement dated October 12, 1999, issued to Travis Lane (filed as Exhibit 10.29 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.30	Promissory Note dated January 5, 2001, issued to Generation Capital Associates (filed as Exhibit 10.30 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.31	Placement Agency Agreement dated November 8, 2000 between FullNet Communications, Inc. and National Securities Corporation (filed as Exhibit 10.31 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.32	Promissory Note dated January 25, 2000, issued to Fullnet of Tahlequah, Inc.	#

10.33	Promissory Note dated February 7, 2000, issued to David Looper	#

10.34	Promissory Note dated February 29, 2000, issued to Wallace L. Walcher	#

10.35	Promissory Note dated June 2, 2000, issued to Lary Smith	#

10.36	Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C.	#

10.37	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

Exhibit
Number	Exhibit
10.38	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.39	Form of Convertible Promissory Note dated September 6, 2002	#

10.40	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.41	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.42	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 30, 2003	#

22.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

#	Incorporated by reference.

*	Filed herewith.

(b)	Reports on Form 8-K

Form 8-K dated January 30, 2004 reporting change in certifying accountant to Evans, Gaither & Associates, PLLC commencing with the audit for the fiscal year ended December 31, 2003.

Item 14. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

REGISTRANT:
FULLNET COMMUNICATIONS, INC.

Date: March 29, 2004	By:	/s/ TIMOTHY J. KILKENNY

Timothy J. Kilkenny
Chief Executive Officer

Date: March 29, 2004	By:	/s/ ROGER P. BARESEL

Roger P. Baresel
President and Chief Financial and Accounting Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 2004	By:	/s/ TIMOTHY J. KILKENNY

Timothy J. Kilkenny, Chairman of the Board and Director
Date: March 29, 2004	By:	/s/ ROGER P. BARESEL

Roger P. Baresel, Director

Report of Independent Certified Public Accountants

Board of Directors
FullNet Communications, Inc.

We have audited the accompanying consolidated balance sheet of FullNet Communications, Inc. (an Oklahoma corporation) and Subsidiaries, as of December 31, 2003 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of FullNet Communications, Inc. and Subsidiaries, as of December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $678,680 for the year ended December 31, 2003 and, as of that date, the Company’s current liabilities exceeded its current assets by $2,300,220. These factors, among others, as discussed in Note A to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The 2003 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Evans, Gaither & Associates, PLLC

Edmond, Oklahoma
March 19, 2004

Report of Independent Certified Public Accountants

Board of Directors
FullNet Communications, Inc.

We have audited the accompanying consolidated balance sheet of FullNet Communications, Inc. (an Oklahoma corporation) and Subsidiaries, as of December 31, 2002 and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying 2002 financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $822,980 for the year ended December 31, 2002 and, as of that date, the Company’s current liabilities exceeded its current assets by $1,929,308. These factors, among others, as discussed in Note A to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The 2002 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BUXTON & CLOUD, P.C.

Oklahoma City, Oklahoma
March 14, 2003

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2003	2002
ASSETS
CURRENT ASSETS
Cash	$11,480	$26,955
Accounts receivable, net	29,510	34,739
Prepaid expenses and other current assets	60,163	36,137

Total current assets	101,153	97,831
PROPERTY AND EQUIPMENT, net	995,730	978,249
INTANGIBLE ASSETS, net	269,482	506,273
OTHER ASSETS	6,771	28,323

TOTAL	$1,373,136	$1,610,676

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable – trade	$464,903	$413,037
Accrued and other current liabilities	548,027	382,677
Notes payable, current portion	1,184,845	865,057
Capital lease obligations, current portion	31,722	52,646
Deferred revenue	171,876	313,722

Total current liabilities	2,401,373	2,027,139
NOTES PAYABLE, less current portion	330,322	435,386
CAPITAL LEASE OBLIGATIONS, less current portion	17,325	47,949
OTHER	145,329	142,808
STOCKHOLDERS’ DEFICIT
Common stock - $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 6,642,878 shares in 2003 and 6,592,878 shares in 2002	66	66
Common stock issuable, 70,257 shares in 2003 and in 2002	57,596	57,596
Additional paid-in capital	8,327,294	8,127,293
Accumulated deficit	(9,906,169)	(9,227,561)

Total stockholders’ deficit	(1,521,213)	(1,042,606)

TOTAL	$1,373,136	$1,610,676

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,

	2003	2002
REVENUES
Access service revenues	$990,769	$1,421,699
Co-location and other revenues	1,131,113	1,003,317

Total revenues	2,121,882	2,425,016
OPERATING COSTS AND EXPENSES
Cost of access service revenues	518,049	834,338
Cost of co-location and other revenues	109,914	98,371
Selling, general and administrative expenses	1,140,905	1,315,827
Gain on sale of assets	(30,218)	(33,827)
Depreciation and amortization	467,483	660,870

Total operating costs and expenses	2,206,133	2,875,579

LOSS FROM OPERATIONS	(84,251)	(450,563)
INTEREST EXPENSE	(594,357)	(372,417)

NET LOSS	$(678,608)	$(822,980)
Net loss per common share Basic and diluted	$(.10)	$(.12)

Weighted average number of common shares outstanding Basic and diluted	6,665,218	6,661,205

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years ended December 31, 2003 and 2002

	Common stock		Common stock	Additional	Accumulated
	Shares	Amount	issuable	paid-in capital	deficit	Total
Balance at January 1, 2002	6,592,878	$66	$45,781	$7,964,091	$(8,404,581)	$(394,643)
Intrinsic value of beneficial conversion feature on debt	—	—	—	157,564	—	157,564
Common stock issuable in exchange for debt	—	—	—	105	—	105
Common stock issuable in payment of accrued interest	—	—	11,815	—	—	11,815
Options and warrants issued in exchange for compensation and services	—	—	—	5,533	—	5,533
Net loss	—	—	—	—	(822,980)	(822,980)

Balance at December 31, 2002	6,592,878	$66	$57,596	$8,127,293	$(9,227,561)	$(1,042,606)
Intrinsic value of beneficial conversion feature on debt	—	—	—	195,385	—	195,385
Warrants issued related to financing	—	—	—	2,403	—	2,403
Options issued in exchange for compensation	—	—	—	213	—	213
Options exercise	50,000	—	—	2,000	—	2,000
Net loss	—	—	—	—	(678,608)	(678,608)

Balance at December 31, 2003	6,642,878	$66	$57,596	$8,327,294	$(9,906,169)	$(1,521,213)

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(678,608)	$(822,980)
Adjustments to reconcile net loss to net cash provided by operating activities Depreciation and amortization	467,483	660,870
Warrants issued related to financing	2,403	—
Options and warrants issued for compensation and services	213	5,533
Amortization of discount and costs relating to financing	404,960	178,568
Accrued interest converted to equity	—	11,815
Gain on sale of assets	(30,218)	(33,827)
Provision for uncollectible accounts receivable	15,822	(812)
Net (increase) decrease in Accounts receivable	(10,593)	(16,891)
Prepaid expenses and other current assets	(25,547)	51,839
Other assets	8,742	(2,645)
Net increase (decrease) in Accounts payable – trade	26,731	(105,269)
Accrued and other liabilities	165,871	128,690
Deposits	4,000	(14,540)
Deferred revenue	(141,846)	17,410

Net cash provided by operating activities	209,413	57,761
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(45,159)	(8,288)
Proceeds from sale of assets, net of closing costs	57,262	93,014

Net cash provided by investing activities	12,103	84,726
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(173,046)	(94,579)
Principal payments on note payable to related party	(9,674)	(8,888)
Principal payments on capital lease obligations	(54,271)	(73,640)
Proceeds from issuance of convertible note payable	—	5,000

Net cash used in financing activities	(236,991)	(172,107)

NET DECREASE IN CASH	(15,475)	(29,620)
Cash at beginning of year	26,955	56,575

Cash at end of year	$11,480	$26,955

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$91,826	$67,574
NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through issuance of capital lease	2,723	—
Assets acquired through issuance of note payable	202,200	88,005

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE A - ORGANIZATION AND NATURE OF OPERATIONS

FullNet Communications, Inc. and Subsidiaries (the Company) is an integrated communications provider (ICP) offering communications, connectivity and data storage to individuals, businesses, organizations and educational institutions, as well as governmental agencies. Through its subsidiaries, FullNet, Inc., FullTel, Inc. and FullWeb, Inc., the Company provides Internet solutions designed to meet customer needs. Services offered include:

•	Dial-up and direct high-speed connectivity to the Internet through the FullNet brand name;

•	Backbone services to private label Internet services providers (ISPs) and businesses;

•	Carrier-neutral telecommunications premise co-location; and

•	Web page hosting and server co-location.

The Company operates and grants credit, on an uncollateralized basis. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different industries. However, the Company has one primary customer for its carrier-neutral telecommunications premise co-location services.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial net losses in 2003 and 2002. In addition, at December 31, 2003 current liabilities exceed current assets by $2,300,220.

In view of the matters described in the preceding paragraph, the ability of the Company to continue as a going concern is dependent upon continued operations of the Company that in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, to achieve the objectives of its business plan and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company’s business plan includes, among other things, expansion of its Internet access services through mergers and acquisitions and the development of its web hosting and co-location services. Execution of the Company’s business plan will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Current cash balances will not be sufficient to fund the Company’s current business plan beyond the next few months. As a consequence, the Company is currently seeking additional convertible debt and/or equity financing as well as the placement of a credit facility to fund the Company’s liquidity. There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.	Consolidation

The consolidated financial statements include the accounts of FullNet Communications, Inc. and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

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

3.	Accounts Receivable

Accounts receivable consist of the following as of December 31:

	2003	2002
Accounts receivable	$54,393	$43,800
Less allowance for doubtful accounts	(24,883)	(9,061)

	$29,510	$34,739

4.	Property and Equipment

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

7.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following as of December 31:

	2003	2002
Accrued interest	$226,874	$131,035
Accrued deferred compensation	261,515	204,721
Accrued other liabilities	59,638	46,921

	$548,027	$382,677

8.	Income Taxes

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

9.	Loss Per Common Share

Loss per common share is calculated based on the weighted average number of shares outstanding during the year, including common shares issuable without additional consideration. Basic and diluted loss per share were the same for the years ended December 31, 2003 and 2002 because the following were not dilutive:

	2003	2002
Common shares attributable to convertible promissory notes	1,003,659	810,535
Employee common stock options	2,903,366	1,589,252
Other common stock options and warrants	2,201,681	2,151,681

	6,108,706	4,551,468

10.	Stock Options and Warrants

The Company’s employee stock options are accounted for under APB Opinion No. 25 and related interpretations. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company’s net loss and loss per share in 2003 and 2002 would have been increased to the pro forma amounts indicated below:

	2003	2002
Net loss As reported	$(678,608)	$(822,980)
Pro forma	$(805,031)	$(1,074,967)
Basic and diluted loss per share As reported	$(.10)	$(.12)
Pro forma	$(.12)	$(.16)

The fair value of each option grant prior to February 2000 was estimated on the date of grant using the minimum value method because there was no public trading market for the Company’s securities. During February 2000, the Company’s common stock began trading on the NASD Electronic Bulletin Board under the symbol FULO. The fair value of the options granted subsequent to February 2000 have been estimated at the date of grant using the Black-Scholes option pricing model.

The following weighted average assumptions were used:

	2003	2002
Risk free interest rate	4.3%	5.1%
Expected lives (in years)	5	5
Expected volatility	132.5%	143.2%
Dividend yield	0%	0%

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

11.	Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. Advertising expense for the years ended December 31, 2003 and 2002 was $15,546 and $9,224, respectively.

12.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

13.	Recently Issued Accounting Standards

During April 2003, the FASB issued SFAS 149 - “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003 if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The FASB also indicated it would be issuing a modification to FIN 46 prior to the end of 2003. Accordingly, the Company has deferred the adoption of FIN 46 with respect to variable interest entities created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact on its consolidated financial statements, results of operations or liquidity resulting from the adoption of this interpretation.

14.	Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2003	2002
Computers and equipment	$972,866	$752,584
Leasehold improvements	921,827	921,827
Software	50,187	50,187
Furniture and fixtures	19,153	19,153

	1,964,033	1,743,751
Less accumulated depreciation	(968,303)	(765,502)

	$995,730	$978,249

Depreciation expense for the years ended December 31, 2003 and 2002 was $238,728 and $212,291, respectively.

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

	December 31,
	2003	2002
LAWTONNET acquisition	$65,000	$65,000
SONET acquisition	42,547	42,547
IPDatacom acquisition	137,849	137,849
FOT acquisition	93,649	93,649
FOB acquisition	194,780	194,780
FON acquisition	139,650	139,650
Harvest merger	2,009,858	2,009,858
Animus acquisition	318,597	318,597
Tulsa acquisition	70,000	70,000

	3,071,930	3,071,930
Less accumulated amortization	(2,802,448)	(2,565,657)

	$269,482	$506,273

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

The Company’s previously recognized intangible assets consist primarily of customer bases and covenants not to compete relating to those customer bases. Upon initial application of SFAS 142 as of January 1, 2002, the Company reassessed useful lives and began amortizing these intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Management believes that such amortization reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

Amortization expense for the years ended December 31, 2003 and 2002 relating to intangible assets was $236,791 and $448,579, respectively.

NOTE E - NOTES PAYABLE

Notes payable consist of the following at December 31:

	December 31,	December 31,
	2003	2002
Three notes payable to a bank, payable in monthly installments aggregating $10,010, including interest ranging from 9.5% to 11.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and CEO of the Company; guaranteed by the founder and CEO of the Company; partially guaranteed by the Small Business Administration	$394,600	$474,523
Interim loan, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (1)	320,000	320,000
Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and $505,000 and $5,636 mature in 2003 and 2004, respectively; $510,636 face amount less unamortized discount of $1,439 ($196,271 for 2002); effective rate of 20% (convertible into approximately 1,003,659 and 810,535 shares at December 31, 2003 and December 31, 2002, respectively) (2)	509,197	314,365
Note payable to an individual, payable in monthly installments of $1,277 until paid in full, including interest at a variable rate (prime plus 2.25%; 6.5% at December 31, 2003), matures September 2014; collateralized by substantially all assets acquired in conjunction with the acquisition of Harvest Communications, Inc.	23,775	37,060
Note payable to the Company’s founder and CEO, payable in monthly installments of $1,034 including interest at 8.5%, maturing May 2006; unsecured	26,818	36,492
Note payable, interest at 10%, requires monthly installments of $9,330 for 12 months then $18,209 for the remainder of the note, maturing August 2004, secured by a telephone switch (3)	122,818	—
Other notes payable (4)	117,959	118,003

	1,515,167	1,300,443

Less current portion	1,184,845	865,057

	$330,322	$435,386

(1) This loan and accrued interest of $88,110 was past due on December 31, 2003; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.

(2) During 2000 and 2001, the Company issued 11% convertible promissory notes or converted other notes payable or accounts payable to convertible promissory notes in an amount totaling $2,257,624. The terms of the Notes are 36 months with limited prepayment provisions. The Notes may be converted by the holder at any time at $1.00 per share and by the Company upon registration and when the closing price of the Company’s common stock has been at or above $3.00 per share for three consecutive trading days. Additionally, the Notes are accompanied by warrants exercisable for the purchase of the number of shares of Company common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00. These warrants are exercisable at any time during the five years following issuance at an exercise price of $.01 per share. Under the terms of the Notes, the Company was required to register the common stock underlying both the Notes and the detached warrants by filing a registration statement with the Securities and Exchange Commission within 45 days following the Final Expiration Date of the Offering (March 31, 2001). On May 31, 2001, the Company exchanged 2,064,528 shares of its common stock and warrants (exercisable for the purchase of 436,748 shares of common stock at $2.00 per share) for convertible promissory notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. The warrants expire on May 31, 2006. This exchange was accounted for as an induced debt conversion and a debt conversion expense of $370,308 was recorded.

Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on December 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At December 31, 2003, the outstanding principal and interest of the convertible promissory notes was $633,936.

On January 1, 2002, the Company recorded 11,815 shares of common stock issuable in payment of $11,815 accrued interest on a portion of the Company’s convertible promissory notes.

On November 9, 2003, $455,000 of these convertible promissory notes matured and an additional $50,000 matured on December 1, 2003. The Company was unable to pay these notes at maturity and are currently developing a plan to satisfy these notes which will be subject to the approval of each individual note holder.

(3) During February 2003, upon the receipt and installation of a telephone switch the Company made a down payment of $14,950. The remaining balance of $202,200 was financed by the supplier at 10% interest to be paid in 18 monthly payments beginning in March 2003.

(4) Includes five notes with past due principal and accrued interest totaling $93,613 at December 31, 2003. The Company has not made payment or negotiated an extension of the notes and the lenders have not made any demands.

Aggregate future maturities of notes payable at December 31, 2003 are as follows:

Year ending December 31
2004	$1,186,284
2005	105,825
2006	106,682
2007	109,197
2008	8,618

1,516,606
Less unamortized discount	(1,439)

$1,515,167

NOTE F – LEASE AGREEMENTS

Capital Leases

The Company has various capital leases for equipment. The lease terms range from 24 to 36 months. Additionally, annual lease rental payments for each lease range from $1,598 to $17,112 per year.

The property and equipment accounts include $138,428 and $186,436 for leases that have been capitalized at December 31, 2003 and 2002, respectively. Related accumulated amortization amounted to $56,095 and $46,550 at December 31, 2003 and 2002, respectively.

The schedule of future minimum lease payments below reflects all payments under capital leases in effect at December 31, 2003.

Year ending December 31
2004	$36,662
2005	18,243

Total minimum lease payments	$54,905
Less amount representing interest	5,858

Present value of net minimum lease payments	$49,047
Less current portion	31,722

Long-term capital lease obligations	$17,325

Operating Leases

The Company leases certain office facilities used in its operations under non-cancelable operating leases expiring at various dates through 2009. Future minimum lease payments required at December 31,2003 under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2004	$163,761
2005	170,284
2006	176,807
2007	183,330
2008	189,853
Thereafter	196,376

$1,080,411

Rental expense for all operating leases for the years ended December 31, 2003 and 2002 was approximately $163,125 and $306,759, respectively.

The Company’s long-term non-cancelable operating lease includes scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred credit of $82,103 and $72,956 at December 31, 2003 and 2002, respectively, which is reflected in Other Long-term Liabilities on the Balance Sheet to reflect the net excess of rental expense over cash payments since inception of the lease.

NOTE G - INCOME TAXES

Due to net losses, no provision for income taxes was necessary for 2003 or 2002.

The Company’s effective income tax rate on net loss differed from the federal statutory rate of 34% as follows at December 31:

	2003	2002
Income taxes at federal statutory rate	$(230,000)	$(280,000)
Change in valuation allowance	101,000	159,000
Nondeductible expenses	155,000	169,000
State income taxes, net of federal benefit	(38,000)	(46,000)
Other	12,000	(2,000)

Total tax expense	$—	$—

The components of deferred income tax assets were as follows at December 31:

	2003	2002
Deferred income tax assets Basis difference in intangible assets	$234,000	$165,000
Deferred revenue	137,000	157,000
Net operating loss	1,090,000	1,014,000
Other	70,000	94,000
Valuation allowance	(1,531,000)	(1,430,000)

Net deferred income tax asset	$—	$—

Increase in valuation allowance	$101,000	$159,000

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2003, the Company has a net operating loss carry forward of approximately $2,900,000 that will expire at various dates through 2021. As such carry forward can only be used to offset future taxable income of the Company, management has provided a valuation allowance until it is more likely than not that taxable income will be generated.

NOTE H - STOCKHOLDERS’ DEFICIT

Common Stock –Options for 50,000 shares of the Company’s common stock were exercised in December 2003 for $2,000.

During January 2002, the Company agreed to issue 11,815 shares valued at $11,815 in payment of accrued interest on a portion of the Company’s convertible promissory notes. At December 31, 2003 these shares are shown as Common Stock Issuable.

During December 2002, the Company agreed to issue 1,500 shares valued at $105 in settlement of a note payable.

Common Stock Options – The following table summarizes the Company’s employee stock option activity for the years ended December 31, 2003 and 2002:

		Weighted		Weighted
		Average		Average
	2003	Exercise Price	2002	Exercise Price
Options outstanding, beginning of year	1,589,252	$.80	1,437,196	$1.08
Options granted during the year	1,478,948	.04	488,830	.07
Options exercised during the year	(50,000)	.04	—	—
Options cancelled during the year	(114,834)	.16	(336,774)	.81

Options outstanding, end of year	2,903,366	$.45	1,589,252	$.80

Options exercisable at end of year	1,549,258	$.79	1,106,090	$.97

Weighted average fair value of options granted during the year		$.04		$.06

The following table summarizes information about employee stock options outstanding at December 31, 2003:

	Options outstanding			Options exercisable
		Weighted-
	Number	average	Weighted-	Number	Weighted-
Range of exercise	outstanding	remaining	average exercise	exercisable	average exercise
prices	at 12/31/03	contractual life	price	at 12/31/03	price
$0.01 - $0.70	2,107,943	9.18 years	$0.12	755,835	$0.26
$1.00 - $1.50	671,290	6.86 years	$1.07	644,290	$1.08
$1.81 - $3.00	124,133	6.32 years	$2.62	124,133	$2.62

	2,903,366	8.52 years	$0.45	1,524,258	$0.80

The Company’s employee stock options are accounted for under APB Opinion No. 25 and related interpretations. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company’s net loss and loss per share in 2003 and 2002 would have been increased to the pro forma amounts indicated below:

	2003	2002
Net loss As reported	$(678,608)	$(822,980)
Pro forma	$(805,031)	$(1,074,967)
Basic and diluted loss per share As reported	$(.10)	$(.12)
Pro forma	$(.12)	$(.16)

The fair value of each option grant prior to February 2000 was estimated on the date of grant using the minimum value method because there was no public trading market for the Company’s securities. During February 2000, the Company’s common stock began trading on the OTC Bulletin Board under the symbol FULO. The fair value of the options granted subsequent to February 2000 have been estimated at the date of grant using the Black-Scholes option pricing model.

The following weighted average assumptions were used:

	2003	2002
Risk free interest rate	4.3%	5.1%
Expected lives (in years)	5	5
Expected volatility	132.5%	143.2%
Dividend yield	0%	0%

Common Stock Warrants and Certain Stock Options – A summary of common stock purchase warrant and certain stock option activity for the years ended December 31, 2003 and 2002 follows:

Number of
shares
Issued during 2003
In connection with financing (weighted average exercise price $.01 per share)	50,000

Total issued during 2003	50,000

Issued during 2002
For professional services (weighted average exercise price $.08 per share)	52,000

Total issued during 2002	52,000

Outstanding common stock purchase warrants and certain stock options outstanding at December 31, 2003 are as follows:

Number	Exercise	Expiration
of shares	price	year
57,375	$1.25	2002
25,000	2.77	2003
10,000	2.55	2005
70,000	1.00	2005
560,000.01		2005
436,748	2.00	2006
311,000	1.00	2006
73,500.13		2006
100,000.11		2006
456,058.01		2006
6,000.12		2007
20,000.05		2007
50,000.01		2008
14,000.10		2012
12,000.08		2012

2,201,681

The following table summarizes the Company’s common stock purchase warrant and certain stock option activity for the years ended December 31, 2003 and 2002:

		Weighted		Weighted
		Average		Average
	2003	Exercise Price	2002	Exercise Price
Warrants and certain stock options outstanding, beginning of year	2,151,681	$.68	2,099,681	$.69
Warrants and certain stock options issued during the year	50,000	.01	52,000	.08
Warrants and certain stock options exercised during the year	—	—	—	—
Warrants and certain stock options cancelled during the year	—	—	—	—

Warrants and certain stock options outstanding, end of year	2,201,681	$.66	2,151,681	$.68

NOTE I — RELATED PARTY TRANSACTIONS

In connection with his employment, during October 2003, the Company issued stock options exercisable for the purchase of 452,000 shares of common stock to the founder and CEO of the Company of which 120,000 options were 100% vested and exercisable immediately and 182,000 options will vest and become exercisable on November 16, 2004. The remaining 150,000 options will vest and become exercisable one-third on each of the first three anniversary dates of the issuance. These options have an exercise price of $.04 per share and expire during October 2013.

In connection with his employment, during October 2003, the Company issued stock options exercisable for the purchase of 370,848 shares of common stock to the President and CFO of the Company of which 34,651 options were 100% vested and exercisable immediately and 261,197 options will vest and become exercisable on November 16, 2004. The remaining 75,000 options will vest and become exercisable one-third on each of the first three anniversary dates of the issuance. These options had an exercise price of $.04 per share and expire during October 2013.

In connection with his employment, during December 2003, the Company issued stock options exercisable for the purchase of 50,000 shares of common stock to the President and CFO of the Company that were 100% vested and exercisable immediately. These options had an exercise price of $.04 per share and expire during March 2012. Subsequently, the President and CFO exercised these options for $2,000.

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

On August 2, 2000, the Company obtained a short-term loan of $100,000 from its founder and CEO through the issuance of a 14% promissory note. The terms of the financing additionally provided for the issuance of five-year warrants exercisable for the purchase of 50,000 shares of the Company’s common stock at $.01 per share, and provided for certain registration rights. The promissory note required monthly interest payments, matured on the earlier of (i) the date which is within five days of receipt of funds by the Company of any offering raising gross proceeds to the Company of at least $1,000,000 or (ii) in three months, and was extendible for two 90-day periods upon issuance of additional warrants exercisable for the purchase of 50,000 shares of the Company’s common stock exercisable at $.01 per share for each extension. In the fourth quarter of 2000, the Company’s founder and CEO agreed to reduce the interest rate on the promissory note to 9% and waive the warrant provisions relating to extensions of the loan. The Company repaid $50,000 on this note during 2000 and the note was due in May 2001. In May 2001 the Company’s founder and CEO agreed to a replacement note with an interest rate of 8.5% with monthly principal and interest payments and the note is due in May 2006.

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are held for purposes other than trading. The estimated fair value of notes payable is the discounted amount of future cash flows using the estimated current rate for similar borrowings.

	2003		2002
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial liabilities
Notes payable	$1,515,000	$1,406,000	$1,300,000	$811,000

NOTE M - SIGNIFICANT CUSTOMER

During the years ended December 31, 2003 and 2002, the Company had one customer that comprised approximately 33% and 27%, respectively, of total revenues.