Form 10QSB
period 2004-03-31
FULLNET COMMUNICATIONS INC
filed 2004-05-13
CIK 1092570

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                                 (405) 236-8200
                            ------------------------
                          (Issuer's telephone number)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

The number of shares outstanding of the Issuer's Common Stock, $.00001 par value, as of May 10, 2004 was 6,713,135.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                            Page
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets (Unaudited)  - March 31, 2004 and December 31, 2003.............      3

            Consolidated  Statements  of  Operations  - Three  months ended March 31, 2004 and
            2003 (Unaudited)............................................................................      4

            Consolidated  Statement  of  Stockholders'  Deficit - Three months ended March 31,
            2004 (Unaudited)............................................................................      5

            Consolidated  Statements  of Cash Flows - Three  months  ended  March 31, 2004 and
            2003 (Unaudited)............................................................................      6

            Notes to Consolidated Financial Statements (Unaudited)......................................      7

   Item 2.  Management's Discussion and Analysis or Plan of Operation...................................     12

   Item 3.  Controls and Procedures.....................................................................     18

PART II.    OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds...................................................     20

   Item 3.  Defaults Upon Senior Securities.............................................................     20

   Item 4.  Submission of Matters to a Vote of Security Holders.........................................     20

   Item 6.  Exhibits and Reports on Form 8-K............................................................     20

   Signatures...........................................................................................     25

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                           MARCH 31,         DECEMBER 31,
                                                                                             2004                2003
                                                                                        --------------      --------------
                                 ASSETS

CURRENT ASSETS
     Cash                                                                               $       12,933      $       11,480
     Accounts receivable, net                                                                   14,200              29,510
     Prepaid expenses and other current assets                                                  91,745              60,163
                                                                                        --------------      --------------

                    Total current assets                                                       118,878             101,153

PROPERTY AND EQUIPMENT, net                                                                  1,004,213             995,730

INTANGIBLE ASSETS, net                                                                         233,037             269,482

OTHER ASSETS                                                                                     8,095               6,771
                                                                                        --------------      --------------

TOTAL                                                                                   $    1,364,223      $    1,373,136
                                                                                        ==============      ==============

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable - trade                                                           $      444,093      $      464,903
     Accrued and other current liabilities                                                     637,353             548,027
     Notes payable, current portion                                                          1,151,998           1,184,845
     Capital lease obligations, current portion                                                 40,543              31,722
     Deferred revenue                                                                          177,344             171,876
                                                                                        --------------      --------------

                    Total current liabilities                                                2,451,331           2,401,373

NOTES PAYABLE, less current portion                                                            304,717             330,322

CAPITAL LEASE OBLIGATIONS, less current portion                                                 42,190              17,325

OTHER                                                                                          143,718             145,329

STOCKHOLDERS' DEFICIT
     Common stock - $.00001 par value; authorized, 10,000,000
           shares; issued and outstanding, 6,642,878 shares in 2004
           and 2003                                                                                 66                  66
     Common stock issuable, 70,257 shares in 2004 and 2003                                      57,596              57,596
     Additional paid-in capital                                                              8,327,504           8,327,294
     Accumulated deficit                                                                    (9,962,899)         (9,906,169)
                                                                                        --------------      --------------

                    Total stockholders' deficit                                             (1,577,733)         (1,521,213)
                                                                                        --------------      --------------

TOTAL                                                                                   $    1,364,223      $    1,373,136
                                                                                        ==============      ==============

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                 ----------------------------------
                                                                 MARCH 31, 2004      MARCH 31, 2003
                                                                 --------------      --------------
REVENUES
        Access service revenues                                  $      209,157      $      283,170
        Co-location and other revenues                                  301,460             258,612
                                                                 --------------      --------------

                 Total revenues                                         510,617             541,782

OPERATING COSTS AND EXPENSES
        Cost of access service revenues                                  50,593             245,601
        Cost of co-location and other revenues                           56,268              33,466
        Selling, general and administrative expenses                    308,072             286,563
        Loss on sale of assets                                                -               4,697
        Depreciation and amortization                                    96,619             130,140
                                                                 --------------      --------------

                 Total operating costs and expenses                     511,552             700,467
                                                                 --------------      --------------

LOSS FROM OPERATIONS                                                       (935)           (158,685)

INTEREST EXPENSE                                                        (55,795)           (121,450)
                                                                 --------------      --------------

NET LOSS                                                         $      (56,730)     $     (280,135)
                                                                 ==============      ==============

Net loss per common share
     Basic and diluted                                           $         (.01)     $         (.04)
                                                                 ==============      ==============

Weighted average number of common shares outstanding
     Basic and diluted                                                6,713,135           6,663,135
                                                                 ==============      ==============

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                        THREE MONTHS ENDED MARCH 31, 2004

                                                   Common stock         Common      Additional
                                            -----------------------      stock        paid-in     Accumulated
                                              Shares       Amount       issuable      capital       Deficit         Total
                                            ---------   -----------   -----------   -----------   -----------    -----------
Balance at January 1, 2004                  6,642,878   $        66   $    57,596   $ 8,327,294   $(9,906,169)   $(1,521,213)

Intrinsic value of beneficial conversion
   feature on debt                                  -             -             -           210             -            210

Net loss                                            -             -             -             -       (56,730)       (56,730)
                                            ---------   -----------   -----------   -----------   -----------    -----------

Balance at March 31, 2004                   6,642,878   $        66   $    57,596   $ 8,327,504   $(9,962,899)   $(1,577,733)
                                            =========   ===========   ===========   ===========   ===========    ===========

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                     ----------------------------------
                                                                                     MARCH 31, 2004      MARCH 31, 2003
                                                                                     --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                        $      (56,730)     $     (280,135)
     Adjustments to reconcile net loss to net cash provided by (used in) operating
        Activities
          Depreciation and amortization                                                      96,619             130,140
          Warrants issued related to financing                                                    -               2,403
          Amortization of discount and costs relating to financing                            1,757              73,508
          Loss on sale of assets                                                                  -               4,697
          Provision for uncollectible accounts receivable                                     5,122               2,428
          Net (increase) decrease in
               Accounts receivable                                                           10,188             (52,322)
               Prepaid expenses and other current assets                                    (31,582)             21,639
               Other assets                                                                  (1,324)              2,279
          Net increase (decrease) in
               Accounts payable - trade                                                     (20,810)            149,410
               Accrued and other liabilities                                                 87,715              28,371
               Deferred revenue                                                               5,468               3,322
                                                                                     --------------      --------------

                    Net cash provided by operating activities                                96,423              85,740

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                    (13,665)            (54,469)
     Proceeds from sale of assets, net of closing costs                                           -               2,416
                                                                                     --------------      --------------

                    Net cash used in investing activities                                   (13,665)            (52,053)

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on borrowings under notes payable                                   (57,450)            (32,583)
     Principal payments on note payable to related party                                     (2,549)             (2,342)

     Principal payments on capital lease obligations                                        (21,306)            (14,382)
                                                                                     --------------      --------------

                    Net cash used in financing activities                                   (81,305)            (49,307)
                                                                                     --------------      --------------

NET INCREASE (DECREASE) IN CASH                                                               1,453             (15,620)

Cash at beginning of period                                                                  11,480              26,955
                                                                                     --------------      --------------
Cash at end of period                                                                $       12,933      $       11,335
                                                                                     ==============      ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                                               $       25,038      $       21,069

Assets acquired through issuance of capital lease                                            54,992                   -

Assets acquired through issuance of note payable                                                  -             202,200

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    UNAUDITED INTERIM FINANCIAL STATEMENTS

      The unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2003.

      The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2004. Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.

2.    USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

3.    LOSS PER COMMON SHARE

      Loss per common share is calculated based on the weighted average number of shares outstanding during the period, including common shares issuable without additional consideration. Basic and diluted loss per share were the same for each period in 2004 and 2003 because the outstanding convertible notes payable, stock options and warrants were not dilutive.

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

      Amortization expense for the three months ended March 31, 2004 and 2003 relating to intangible assets was $36,445 and $72,870, respectively.

5.    NOTES PAYABLE

      Notes payable consist of the following:

                                                                                       March 31,         December 31,
                                                                                         2004                2003
                                                                                     --------------     --------------
Three notes payable to a bank, payable in monthly installments aggregating $10,010, including interest ranging from 9.5% to 11.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and
CEO of the Company; guaranteed by the founder and CEO of the Company;
partially guaranteed by the Small Business Administration                            $      376,269     $      394,600

Interim loan, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of
convertible promissory notes, matured December 2001; unsecured (1)                          320,000            320,000

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and are matured at March 31, 2004,
$510,636 face amount less unamortized discount of $1,439 for 2003);
effective rate of 20% (convertible into approximately 1,003,659 shares
at March 31, 2004 and December 31, 2003) (2)                                                510,636            509,197

Note payable to an individual, payable in monthly installments of
$1,277 until paid in full, including interest at a variable rate (prime plus 2.25%; 6.5% at March 31, 2004), matures September 2014;
collateralized by substantially all assets acquired in conjunction with
the acquisition of Harvest Communications, Inc.                                              20,310             23,775

Note payable to the Company's founder and CEO, payable in monthly
installments of $1,034 including interest at 8.5%, maturing May 2006; unsecured              24,269             26,818

Note payable, interest at 10%, requires monthly installments of $9,330 for 12 months then $18,209 for the remainder of the note,
maturing August 2004, secured by a telephone switch (3)                                      88,812            122,818

Other notes payable (4)                                                                     116,419            117,959
                                                                                     --------------     --------------
                                                                                          1,456,715          1,515,167
                                                                                     --------------     --------------

   Less current portion                                                                   1,151,998          1,184,845
                                                                                     --------------     --------------
                                                                                     $      304,717     $      330,322
                                                                                     ==============     ==============

      (1) This loan and accrued interest of $96,088 was past due on March 31, 2004; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.

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

      Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on December 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At March 31, 2004, the outstanding principal and interest of the convertible promissory notes was $648,117.

      On January 1, 2002, the Company recorded 11,815 shares of common stock issuable in payment of $11,815 accrued interest on a portion of the Company's convertible promissory notes.

      In November 2003, December 2003 and March 2004, $455,000, $50,000 and
      $5,636, respectively, of these convertible promissory notes matured. The Company was unable to pay these notes at maturity and is currently developing a plan to satisfy these notes which will be subject to the approval of each individual note holder.

      (3) During February 2003, upon the receipt and installation of a telephone switch the Company made a down payment of $14,950. The remaining balance of $202,200 was financed by the supplier at 10% interest to be paid in 18 monthly payments beginning in March 2003.

      (4) Includes four notes with past due principal and accrued interest totaling $92,310 at March 31, 2004. The Company has not made payment or negotiated an extension of the notes and the lenders have not made any demands.

6.    COMMON STOCK OPTIONS AND WARRANTS

      The Company's employee stock options are accounted for under APB Opinion No. 25 and related interpretations. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share for the three months ended March 31, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

                                         March 31, 2004      March 31, 2003
                                         --------------      --------------
Net loss
       As reported                       $      (56,730)     $     (280,135)
       Pro forma                         $      (66,011)     $     (328,287)

Basic and diluted loss per share
       As reported                       $         (.01)     $         (.04)
       Pro forma                         $         (.01)     $         (.05)

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

      The following table summarizes the Company's employee stock option activity for the three months ended March 31, 2004:

                                                        Three Months Ended
                                                            March 31,               Weighted Average
                                                               2004                  Exercise Price
                                                        ------------------          ----------------
Options outstanding, beginning and end of
   period                                                   2,903,366                     $ .45
                                                            =========                     =====

      The following table summarizes the Company's common stock purchase warrant and certain stock option activity for the three months ended March 31, 2004:

                                                        Three Months Ended          Weighted Average
                                                          March 31, 2004             Exercise Price
                                                        ------------------          ----------------
Warrants and certain stock options outstanding,
   beginning and end of the period                          2,201,681                     $ .66
                                                            =========                     =====

7.    RECENTLY ISSUED ACCOUNTING STANDARDS

      During April 2003, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions. There was no material impact on its consolidated financial statements, results of operations or liquidity resulting from the adoption of this statement.

      During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. There was no material impact on the Company's consolidated financial statements, results of operations or liquidity resulting from the adoption of this statement.

      During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003 if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The FASB also indicated it would be issuing a modification to FIN 46 prior to the end of 2003. Accordingly, the Company has deferred the adoption of FIN 46 with respect to variable interest entities created prior to February 1, 2003. There was no material impact on the Company's consolidated financial statements, results of operations or liquidity resulting from the adoption of this interpretation.

8.    MANAGEMENT'S PLANS

      The Company sustained substantial net losses through March 31, 2004. In addition, at March 31, 2004, current liabilities exceed current assets by $2,332,453.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion is qualified in its entirety by the more detailed information in our Form 10-KSB and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2003 (collectively referred to as the "Disclosure Documents"). Certain forward-looking statements contained herein and in such Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, such as those inherent generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this report include our subsidiaries: FullNet, Inc. ("FullNet"), FullTel, Inc. ("FullTel") and FullWeb, Inc. ("FullWeb").

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

      In 1997 we continued our focus on being a backbone provider by upgrading and acquiring more equipment. We also started offering our own Internet service provider brand access and services to our wholesale customers. As of March 31, 2004, there was one Internet service provider in Oklahoma that used the FullNet brand name for whom we provide the backbone to the Internet. There was also one Internet service provider that used a private label brand name, for whom we are its access backbone and provide on an outsource basis technical support, systems management and operations. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to over 100 businesses in Oklahoma.

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

      The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service and our business-to-business network design, connectivity, domain and Web hosting businesses. At March 31, 2004 FullTel provided us with local telephone access in approximately 184 cities.

RESULTS OF OPERATIONS

      The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2004 and 2003:

                                                                      THREE MONTHS ENDED
                                                     ---------------------------------------------------
                                                         MARCH 31, 2004              MARCH 31, 2003
                                                     -----------------------    ------------------------
                                                       AMOUNT      PERCENT        AMOUNT       PERCENT
Revenues:
Access service revenues                              $  209,157         41.0%   $  283,170          52.3%
Co-location and other revenues                          301,460         59.0       258,612          47.7
                                                     ----------   ----------    ----------    ----------
Total revenues                                          510,617        100.0       541,782         100.0
Cost of access service revenues                          50,593          9.9       245,601          45.3
Cost of co-location and other revenues                   56,268         11.0        33,466           6.2
Selling, general and administrative expenses            308,072         60.4       286,563          52.9
Loss on sale of assets                                        -            -         4,697           0.9
Depreciation and amortization                            96,619         18.9       130,140          24.0
                                                     ----------   ----------    ----------    ----------
Total operating costs and expenses                      511,552        100.2       700,467         129.3
                                                     ----------   ----------    ----------    ----------

Loss from operations                                       (935)        (0.2)     (158,685)        (29.3)

Interest expense                                        (55,795)       (10.9)     (121,450)        (22.4)
                                                     ----------   ----------    ----------    ----------
Net loss                                             $  (56,730)       (11.1)%  $ (280,135)        (51.7)%
                                                     ==========   ==========    ==========    ==========

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Revenues

      Access service revenues decreased $74,013 or 26.1% to $209,157 for the three-month period ended March 31, 2004 from $283,170 for the same period in 2003 primarily due to a net reduction in the number of customers, including the sale of approximately 160 customers in 2003.

      Co-location and other revenues increased $42,848 or 16.6% to $301,460 for the three-month period ended March 31, 2004 from $258,612 for the same period in 2003. This increase was primarily attributable to selling additional services to existing customers and the addition of one large co-location customer during the third quarter of 2003.

Operating Costs and Expenses

      Cost of access service revenues decreased $195,008 or 79.4% to $50,593 for the three-month period ended March 31, 2004 from $245,601 for the same period in 2003. This decrease was primarily due to the restructuring of our network in order to operate in a more cost effective manner. During the three-month period ended March 31, 2003 we received approximately $76,000 in back billings from SBC. During the three-month period ended March 31, 2004 we received a credit on these billing of approximately $13,000. We are in the process of reviewing these bills and at March 31, 2004 we had paid approximately $10,000, received credit from SBC of approximately $27,000 and accrued the balance of approximately $39,000.

      Cost of co-location and other revenues increased $22,802 or 68.1% to $56,268 for the period ended March 31, 2004 over $33,466 for the same period in 2003. This increase was primarily due to approximately $21,000 of taxes and other telecommunications fees mandated by certain governmental agencies on certain revenues received in the year ended December 31, 2003, that we had originally concluded were not subject to these taxes and other telecommunications fees. However after consultation with legal counsel, we concluded that the revenues were subject to these taxes and other telecommunications fees and have recorded the liability along with approximately $10,000 of associated penalties and interest in the first quarter of 2004.

      Selling, general and administrative expenses increased $21,509 or 7.5% to $308,072 for the period ended March 31, 2004 from $286,563 for the same period in 2003. This increase was primarily due to an increase in employee costs. Employee costs increased $16,826 for the period ended March 31, 2004 from the same period in 2003. This increase was primarily due to increases in health insurance costs, state unemployment payroll tax rates and deferred compensation of $5,317, $1,227 and $6,775, respectively. Selling, general and administrative expenses as a percentage of total revenues increased to 60.4% during 2004 from 52.9% during 2003.

      During the three months ended March 31, 2003 we recorded a loss on sale of assets of $4,697 that was attributable to the sale of non-core assets.

      Depreciation and amortization expense decreased $33,521 or 25.8% to $96,619 for the period ended March 31, 2004 from $130,140 for the same period in 2003. In January 2002, upon initially applying SFAS 142 we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the periods ended March 31, 2004 and 2003 relating to intangible assets was $36,445 and $72,870, respectively.

Interest Expense

      Interest expense decreased $65,655 or 54.1% to $55,795 for the period ended March 31, 2004 from $121,450 for the same period in 2003. This decrease was primarily attributable to the decrease in amortization of the discount on our convertible promissory notes payable. Pursuant to the provisions of the convertible promissory notes, the conversion price decreased from $.59 at March 31, 2003 to $.49 at March 31, 2004. Reductions in conversion price are recognized as an interest expense at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. The majority of these convertible promissory notes matured in 2003 and the remaining note matured in March 2004. Therefore no additional interest from these conversion prices will be recognized.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2004, we had $12,933 in cash and $2,451,331 in current liabilities, including $177,344 of deferred revenues that will not require settlement in cash.

      At March 31, 2004, we had a deficit working capital of $2,332,453, while at December 31, 2003 we had a deficit working capital of $2,300,220. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

            As of March 31, 2004, $399,186 of the $444,093 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts. At March 31, 2004, we had outstanding principal and interest owed on matured notes totaling $1,156,515. We have not made payment or negotiated an extension of the notes and the lenders have not made any demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.

      Cash provided by operations was $96,423 and $85,740, respectively, for the three months ended March 31, 2004 and 2003.

      Cash used for the purchases of equipment was $13,665 and $54,469, respectively, for the three months ended March 31, 2004 and 2003. Cash provided by the sales of excess non core equipment was $2,416 for the three months ended March 31, 2003.

      Cash used for principal payments on notes payable and capital lease obligations was $81,305 and $49,307, respectively, for the three months ended March 31, 2004 and 2003.

      The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Our principal capital expenditure requirements will include:

      -     mergers and acquisitions and

      - further development of operations support systems and other automated back office systems

      Because our cost of developing new networks and services, funding other strategic initiatives, and operating our business depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will materially vary from expected amounts and these variations are likely to increase our future capital requirements. Our cash balances on May 10, 2004 will not be sufficient to fund our current business plan beyond a few months. As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity needs. There is no assurance that we will be able to obtain additional capital on satisfactory terms or at all or on terms that will not dilute our shareholders' interests.

      In the event that we are unable to obtain additional capital or to obtain it on acceptable terms or in sufficient amounts, we will be required to delay the further development of our network or take other actions. This could have a material adverse effect on our business, operating results and financial condition and our ability to achieve sufficient cash flows to service debt requirements.

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

FINANCING ACTIVITIES

      During February 2003, upon the receipt and installation of a telephone switch we made a down payment of $14,950. The remaining balance of $202,200 was financed by the supplier requiring 18 monthly installments beginning in March 2003, plus interest at a10% per annum. As additional consideration we issued the supplier a warrant to purchase 50,000 shares of our common stock for $.01 per share for a period of five years from the date of issuance.

            On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through March 31, 2004, we had made aggregate payments of principal and interest of $35,834 on this loan. Pursuant to the terms of this loan the balance was due on December 31, 2001 and we have not made payment or negotiated an extension of the loan and the lender has not made any demands. At March 31, 2004, the outstanding principal and interest of the loan was $416,088.

      Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on March 15, 2004 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At March 31, 2004, the outstanding principal and interest of the convertible promissory notes was $648,117.

RECENTLY ISSUED ACCOUNTING STANDARDS

      During April 2003, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. We do not participate in such transactions. There was no material impact on our consolidated financial statements, results of operations or liquidity resulting from the adoption of this statement.

      During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. There was no material impact on our consolidated financial statements, results of operations or liquidity resulting from the adoption of this statement.

      During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003 if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The FASB also indicated it would be issuing a modification to FIN 46 prior to the end of 2003. Accordingly, we have deferred the adoption of FIN 46 with respect to VIEs created prior to February 1, 2003. There was no material impact on our consolidated financial statements, results of operations or liquidity resulting from the adoption of this interpretation.

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

                            PART II-OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      We are in default on an interim loan that matured December 31, 2001. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Through March 31, 2004, we had made aggregate payments of principal and interest of $35,834 on this loan. At March 31, 2004, the outstanding principal and accrued interest of the loan was $416,088. We have not made payment or negotiated an extension of the loan and the lender has not made any demands.

      We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At March 31, 2004, the outstanding principal and accrued interest of the notes was $648,117. We have neither made payment nor negotiated an extension of these notes, and the lenders have not made any demands.

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

  10.6       Master License Agreement For KMC Telecom V, Inc., dated June 20, 2000, by and between FullNet Communications, Inc. and KMC Telecom V, Inc. (filed as
             Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the
             Quarter ended June 30, 2000 and incorporated herein # by reference).

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

           #  Incorporated by r`eference.

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

                                            REGISTRANT:
                                   FULLNET COMMUNICATIONS, INC.

Date: May 13, 2004                By: /s/ TIMOTHY J. KILKENNY
                                      -----------------------

                                  Timothy J. Kilkenny
                                  President and Chief Executive Officer

Date: May 13, 2004                By: /s/ ROGER P. BARESEL
                                      ---------------------

                                  Roger P. Baresel
                                  Chief Financial and Accounting Officer