Form 10QSB
period 2004-06-30
FULLNET COMMUNICATIONS INC
filed 2004-08-16
CIK 1092570

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________________ to ______________________.

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

The number of shares outstanding of the Issuer's Common Stock, $.00001 par value, as of August 10, 2004 was 6,713,135.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                              Page
PART I.      FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets (Unaudited) - June 30, 2004 and December 31, 2003.................     3

             Consolidated  Statements  of Operations - Three and six months ended June 30, 2004
             and 2003 (Unaudited)..........................................................................     4

             Consolidated  Statement of Stockholders'  Deficit - Six months ended June 30, 2004
             (Unaudited)...................................................................................     5

             Consolidated  Statements  of Cash Flows - Six months  ended June 30, 2004 and 2003
             (Unaudited)...................................................................................     6

             Notes to Consolidated Financial Statements (Unaudited)........................................     7

    Item 2.  Management's Discussion and Analysis or Plan of Operation.....................................    14

    Item 3.  Controls and Procedures.......................................................................    23

PART II.     OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds.....................................................    24

    Item 3.  Defaults Upon Senior Securities...............................................................    24

    Item 4.  Submission of Matters to a Vote of Security Holders...........................................    24

    Item 6.  Exhibits and Reports on Form 8-K..............................................................    24

    Signatures.............................................................................................    29

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                       2004             2003
                                                                                    -----------     ------------
                                  ASSETS

CURRENT ASSETS
     Cash                                                                           $    15,780     $     11,480
     Accounts receivable, net                                                            93,199           29,510
     Prepaid expenses and other current assets                                           84,430           60,163
                                                                                    -----------     ------------

                    Total current assets                                                193,409          101,153

PROPERTY AND EQUIPMENT, net                                                             957,956          995,730

INTANGIBLE ASSETS, net                                                                  195,123          269,482

OTHER ASSETS                                                                              7,470            6,771
                                                                                    -----------     ------------

TOTAL                                                                               $ 1,353,958     $  1,373,136
                                                                                    ===========     ============

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable - trade                                                       $   440,211     $    464,903
     Accrued and other current liabilities                                              686,369          548,027
     Notes payable, current portion                                                   1,030,228        1,184,845
     Capital lease obligations, current portion                                          39,218           31,722
     Deferred revenue                                                                   177,424          171,876
                                                                                    -----------     ------------

                    Total current liabilities                                         2,373,450        2,401,373

NOTES PAYABLE, less current portion                                                     279,320          330,322

CAPITAL LEASE OBLIGATIONS, less current portion                                          31,951           17,325

OTHER                                                                                   166,310          145,329

STOCKHOLDERS' DEFICIT
     Commonstock - $.00001 par value; authorized, 10,000,000 shares; issued and
           outstanding, 6,642,878 shares in 2004 and 2003                                    66               66
     Common stock issuable, 70,257 shares in 2004 and 2003                               57,596           57,596
     Additional paid-in capital                                                       8,327,504        8,327,294
     Accumulated deficit                                                             (9,882,239)      (9,906,169)
                                                                                    -----------     ------------

                    Total stockholders' deficit                                      (1,497,073)      (1,521,213)
                                                                                    -----------     ------------

TOTAL                                                                               $ 1,353,958     $  1,373,136
                                                                                    ===========     ============

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     -----------------------------   -----------------------------
                                                                     JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2004   JUNE 30, 2003
                                                                     -------------   -------------   -------------   -------------
REVENUES
        Access service revenues                                      $     186,202   $     264,246   $     395,359   $     547,416
        Co-location and other revenues                                     390,224         255,328         691,684         513,940
                                                                     -------------   -------------   -------------   -------------
                 Total revenues                                            576,426         519,574       1,087,043       1,061,356

OPERATING COSTS AND EXPENSES
        Cost of access service revenues                                     52,751         117,859         103,344         363,460
        Cost of co-location and other revenues                              38,188          27,379          94,456          60,845
        Selling, general and administrative expenses                       302,840         270,699         610,912         557,262
        Loss (gain) on sale of assets                                        7,024         (35,697)          7,024         (31,000)
        Depreciation and amortization                                       99,537         125,730         196,156         255,870
                                                                     -------------   -------------   -------------   -------------
                 Total operating costs and expenses                        500,340         505,970       1,011,892       1,206,437
                                                                     -------------   -------------   -------------   -------------

INCOME (LOSS) FROM OPERATIONS                                               76,086          13,604          75,151        (145,081)

GAIN ON DEBT FORGIVENESS                                                    46,383               -          46,383               -
INTEREST EXPENSE                                                           (41,809)       (143,751)        (97,604)       (265,201)
                                                                     -------------   -------------   -------------   -------------

NET INCOME (LOSS)                                                    $      80,660   $    (130,147)  $      23,930   $    (410,282)
                                                                     =============   =============   =============   =============
     Net income (loss) per share -basic                              $         .01   $        (.02)  $         NIL   $        (.06)
                                                                     =============   =============   =============   =============
     Net income (loss) per share - assuming dilution                 $         .01   $        (.02)  $         NIL   $        (.06)
                                                                     =============   =============   =============   =============
Weighted average shares outstanding - basic                              6,713,135       6,663,135       6,713,135       6,663,135
                                                                     =============   =============   =============   =============
Weighted average shares outstanding - assuming dilution                  7,600,325       6,663,135       7,600,325       6,663,135
                                                                     =============   =============   =============   =============

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                         SIX MONTHS ENDED JUNE 30, 2004

                                                       Common stock       Common
                                                   --------------------    Stock       Additional      Accumulated
                                                     Shares     Amount    Issuable   paid-in capital      Deficit       Total
                                                   ---------   --------   --------   ---------------   -----------   -----------
Balance at January 1, 2004                         6,642,878   $     66   $ 57,596   $     8,327,294   $(9,906,169)  $(1,521,213)

Intrinsic value of beneficial conversion feature
   on debt                                                 -          -          -               210             -           210
Net income                                                 -          -          -                 -        23,930        23,930
                                                   ---------   --------   --------   ---------------   -----------   -----------
Balance at June 30, 2004                           6,642,878   $     66   $ 57,596   $     8,327,504   $(9,882,239)  $(1,497,073)
                                                   =========   ========   ========   ===============   ===========   ===========

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   SIX MONTHS ENDED
                                                                                             -----------------------------
                                                                                             JUNE 30, 2004   JUNE 30, 2003
                                                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                $      23,930   $    (410,282)
     Adjustments to reconcile net loss to net cash provided by (used in) operating
        Activities
          Depreciation and amortization                                                            196,156         255,870
          Warrants issued related to financing                                                           -           2,403
          Options issued in exchange for compensation                                                    -             213
          Amortization of discount and costs relating to financing                                   1,757         168,364
          Gain on debt forgiveness                                                                 (46,383)              -
          Loss (gain) on sale of assets                                                              7,024         (31,000)
          Provision for uncollectible accounts receivable                                           46,440             331
          Net (increase) decrease in
               Accounts receivable                                                                (110,129)        (44,814)
               Prepaid expenses and other current assets                                           (24,267)        (26,003)
               Other assets                                                                           (699)          8,743
          Net increase (decrease) in
               Accounts payable - trade                                                            (20,288)        108,789
               Accrued and other liabilities                                                       138,504          66,779
               Deposits                                                                             23,938               -
               Deferred revenue                                                                      5,548         (16,945)
                                                                                             -------------   -------------
                    Net cash provided by operating activities                                      241,531          82,448

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                           (45,074)        (43,872)
     Proceeds from sale of assets, net of closing costs                                              5,900          56,485
                                                                                             -------------   -------------
                    Net cash (used in) provided by investing activities                            (39,174)         12,613

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on borrowings under notes payable                                         (160,034)        (76,921)
     Principal payments on note payable to related party                                            (5,153)         (4,735)
     Principal payments on capital lease obligations                                               (32,870)        (28,408)
                                                                                             -------------   -------------
                    Net cash used in financing activities                                         (198,057)       (110,064)
                                                                                             -------------   -------------

NET INCREASE (DECREASE) IN CASH                                                                      4,300         (15,003)

Cash at beginning of period                                                                         11,480          26,955
                                                                                             -------------   -------------
Cash at end of period                                                                        $      15,780   $      11,952
                                                                                             =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                                       $      42,693   $      41,628
Assets acquired through issuance of capital lease                                                   54,992               -

Assets acquired through issuance of note payable                                                         -         202,200

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

3.       INCOME (LOSS) PER SHARE

         Income (loss) per share - basic is calculated by dividing net income
         (loss) by the weighted average number of shares of stock outstanding during the period, including shares issuable without additional consideration. Income (loss) per share - assuming dilution is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period adjusted for the effect of dilutive potential shares calculated using the treasury stock method.

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 -------------------------------    ------------------------------
                                                 JUNE 30, 2004     JUNE 30, 2003    JUNE 30, 2004    JUNE 30, 2003
                                                 -------------    --------------    ------------     -------------
Numerator:
   Net income                                    $      80,660    $     (130,147)   $      23,930    $    (410,282)
Denominator:
   Weighted average shares outstanding - basic       6,713,135         6,663,135        6,713,135        6,663,135
       Effect of dilutive stock options                318,714                 -          318,714                -
       Effect of dilutive warrants                     852,846                 -          852,846                -
                                                 -------------    --------------    -------------    -------------
       Weighted average shares outstanding -
           assuming dilution                         7,884,695         6,663,135        7,884,695        6,663,135
                                                 =============    ==============    =============    =============
Net income (loss) per share - basic              $         .01    $         (.02)   $         NIL    $        (.06)
                                                 =============    ==============    =============    =============
Net income (loss) per share - assuming dilution  $         .01    $         (.02)   $         NIL    $        (.06)
                                                 =============    ==============    =============    =============

         Stock options to purchase 1,453,588 shares of common stock at exercise prices ranging from $.05 to $3.00 per share were outstanding for the three and six months ended June 30, 2004, but were not included in the calculation of income (loss) per share - assuming dilution because the options were not dilutive.

         Warrants to purchase 1,135,623 shares of common stock at exercise prices ranging from $.05 to $2.77 per share were outstanding for the three and six months ended June 30, 2004, but were not included in the calculation of income (loss) per share - assuming dilution because the warrants were not dilutive.

         Convertible promissory notes to purchase 1,003,659 shares of common stock at an exercise price of $1.00 per share were outstanding for the three and six months ended June 30, 2004, but were not included in the calculation of income (loss) per share - assuming dilution because the convertible notes were not dilutive.

         Basic and diluted loss per share were the same for each period in 2003 because the outstanding convertible promissory notes, stock options and warrants were not dilutive.

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

         Amortization expense for the three months ended June 30, 2004 and 2003 relating to intangible assets was $37,913 and $63,633, respectively. Amortization expense for the six months ended June 30, 2004 and 2003 relating to intangible assets was $74,359 and $136,503, respectively.

4.       NOTES PAYABLE

         During the three months ended June 30, 2004, the Company negotiated and settled four notes that had principal and accrued interest totaling $68,018. This settlement generated $41,979 of forgiveness of debt income.

Notes payable consist of the following:

                                                                            June 30,     December 31,
                                                                              2004           2003
                                                                           ----------    ------------
Three notes payable to a bank, payable in monthly installments aggregating $10,010, including interest ranging from 9.5% to 11.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and
CEO of the Company; guaranteed by the founder and CEO of the Company;
partially guaranteed by the Small Business Administration                  $  354,515    $    394,600

Interim loan, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of
convertible promissory notes, matured December 2001; unsecured (1)            320,000         320,000

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and are matured at June 30, 2004
($510,636 face amount less unamortized discount of $1,439 for 2003);
effective rate of 20% (convertible into approximately 1,003,659 shares
at June 30, 2004 and December 31, 2003) (2)                                   510,636         509,197

Note payable to an individual, payable in monthly installments of
$1,277 until paid in full, including interest at a variable rate (prime plus 2.25%; 6.5% at June 30, 2004), matures September 2014;
collateralized by substantially all assets acquired in conjunction
with the acquisition of Harvest Communications, Inc.                           16,793          23,775

Note payable to the Company's founder and CEO, payable in monthly installments of $1,034 including interest at 8.5%, maturing May
2006; unsecured                                                                21,665          26,818

Note payable, interest at 10%, requires monthly installments of $9,330 for 12 months then $18,209 for the remainder of the note,
maturing August 2004, secured by a telephone switch (3)                        35,968         122,818
Other notes payable (4)                                                        49,971         117,959
                                                                           ----------    ------------
                                                                            1,309,548       1,515,167
                                                                           ----------    ------------

   Less current portion                                                     1,030,228       1,184,845
                                                                           ----------    ------------

                                                                           $  279,320    $    330,322
                                                                           ==========    ============

(1) This loan and accrued interest of $104,066 was past due on June 30, 2004; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.

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

         Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on December 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At June 30, 2004, the outstanding principal and interest of the convertible promissory notes was $664,030.

         On January 1, 2002, the Company recorded 11,815 shares of common stock issuable in payment of $11,815 accrued interest on a portion of the Company's convertible promissory notes.

         In November 2003, December 2003 and March 2004, $455,000, $50,000 and
         $5,636, respectively, of these convertible promissory notes matured. The Company has not made payment nor negotiated an extension of these notes, and the lenders have not made any demands. The Company is currently developing a plan to satisfy these notes which will be subject to the approval of each individual note holder.

         (3) During February 2003, upon the receipt and installation of a telephone switch the Company made a down payment of $14,950. The remaining balance of $202,200 was financed by the supplier at 10% interest to be paid in 18 monthly payments beginning in March 2003.

         (4) Includes one note with past due principal and accrued interest totaling $27,648 at June 30, 2004. The Company has not made payment or negotiated an extension of this note and the lender has not made any demands.

6.       COMMON STOCK OPTIONS AND WARRANTS

         The Company's employee stock options are accounted for under APB Opinion No. 25 and related interpretations. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and income (loss) per share for the three and six months ended June 30, 2004 and 2003 would have changed to the pro forma amounts indicated below:

                                  Three Months    Three Months     Six Months      Six Months
                                      Ended           Ended           Ended           Ended
                                  June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                  -------------   -------------   -------------   -------------
Net income (loss)
       As reported                $      80,660   $    (130,147)  $      23,930   $    (410,282)
       Pro forma                  $      75,217   $    (152,309)  $       9,206   $    (480,596)

Basic and diluted income (loss)
per share
       As reported                $         .01   $        (.02)  $         NIL   $        (.06)
       Pro forma                  $         .01   $        (.02)  $         NIL   $        (.07)

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

         The following table summarizes the Company's employee stock option activity for the three and six months ended June 30, 2004:

                                                  Three Months      Weighted       Six Months        Weighted
                                                     Ended          Average           Ended           Average
                                                  June 30, 2004   Exercise Price  June 30, 2004    Exercise Price
                                                  -------------   --------------  -------------    --------------
Options outstanding, beginning of period              2,903,366   $          .45      2,903,366        $   .45

Options granted during the period                        15,000              .05         15,000            .05

Options outstanding, end of period                    2,918,366   $          .45      2,918,366        $   .45
                                                  =============   ==============  =============        =======

         The following table summarizes the Company's common stock purchase warrant and certain stock option activity for the three and six months ended June 30, 2004:

                                                  Three Months       Weighted      Six Months           Weighted
                                                      Ended           Average        Ended              Average
                                                  June 30, 2004   Exercise Price  June 30, 2004      Exercise Price
                                                  -------------   --------------  -------------      -------------
Warrants and certain stock options outstanding,
   beginning and end of the period                  2,201,681        $     .66       2,201,681          $     .66
                                                    =========        =========       =========          =========

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

8.       MANAGEMENT'S PLANS

         At June 30, 2004, current liabilities exceed current assets by $2,180,041. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity.

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

         The Company's business plan includes, among other things, expansion of its Internet access services through mergers and acquisitions and the development of its web hosting and co-location services. Execution of the Company's business plan will require significant capital to fund capital expenditures, working capital needs and debt service. Current cash balances will not be sufficient to fund the Company's current business plan beyond the next few months. As a consequence, the Company is currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. The Company continues to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund the Company's liquidity. There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.

9.       CREDITOR SETTLEMENTS AND DEBT FORGIVENESS

         During the three months ended June 30, 2004, the Company negotiated and settled $68,018 of notes payable including accrued interest and $6,878 of accounts payable. These settlements generated a total of $46,383 of forgiveness of debt income of which $41,979 was related to notes payable and $4,404 was related to accounts payable.

10.      SUBSEQUENT EVENT

         On July 30, 2004, the Company purchased approximately 1,318 of the dial-up Internet access customers of CWIS Internet Services, Inc.
         (CWIS), an Oklahoma corporation. Pursuant to the terms of the asset purchase agreement, the Company paid $25,000 at closing. In addition, the Company will pay CWIS an amount based upon the future collected revenues received from all active CWIS customers transferred at the time of closing for eighteen months following the closing.

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

         Our principal executive offices are located at 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102, and our telephone number is
(405) 236-8200. We also maintain an Internet site on the World Wide Web ("WWW") at www.fullnet.net. Information contained on our Web site is not and should not be deemed to be a part of this Report.

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

         In 1997 we continued our focus on being a backbone provider by upgrading and acquiring more equipment. We also started offering our own Internet service provider brand access and services to our wholesale customers. As of June 30, 2004, there was one Internet service provider in Oklahoma that used the FullNet brand name for whom we provide the backbone to the Internet. There was also one Internet service provider that used a private label brand name, for whom we are its access backbone and provide on an outsource basis technical support, systems management and operations. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to over 100 businesses in Oklahoma.

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

         The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service and our business-to-business network design, connectivity, domain and Web hosting businesses. At June 30, 2004 FullTel provided us with local telephone access in approximately 229 cities.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2004 and 2003:

                                             THREE MONTHS ENDED                             SIX MONTHS ENDED
                                  ----------------------------------------    ----------------------------------------------
                                    JUNE 30, 2004         JUNE 30, 2003           JUNE 30, 2004           JUNE 30, 2003
                                  ------------------   -------------------    --------------------   -----------------------
                                   AMOUNT    PERCENT    AMOUNT     PERCENT      AMOUNT     PERCENT     AMOUNT       PERCENT
                                  ---------  -------   ---------   -------    ----------   -------   -----------   ---------
Revenues:
  Access service revenues         $ 186,202     32.3%  $ 264,246      50.9%   $  395,359      36.4%  $   547,416        51.6%
  Co-location and other revenues    390,224     67.7     255,328      49.1       691,684      63.6       513,940        48.4
                                  ---------  -------   ---------   -------    ----------   -------   -----------   ---------
Total revenues                      576,426    100.0     519,574     100.0     1,087,043     100.0     1,061,356       100.0

Cost of access service revenues      52,751      9.2     117,859      22.7       103,344       9.5       363,460        34.3
Cost of co-location and other        38,188      6.6      27,379       5.3        94,456       8.7        60,845         5.7
  Revenues

Selling, general and                302,840     52.5     270,699      52.1       610,912      56.2       557,262        52.5
  administrative expenses
Loss (gain) on sale of assets         7,024      1.2     (35,697)     (6.9)        7,024       0.6       (31,000)       (2.9)
Depreciation and amortization        99,537     17.3     125,730      24.2       196,156      18.1       255,870        24.1
                                  ---------  -------   ---------   -------    ----------   -------   -----------   ---------
Total operating costs and
  Expenses                          500,340     86.8     505,970      97.4     1,011,892      93.1     1,206,437       113.7
                                  ---------  -------   ---------   -------    ----------   -------   -----------   ---------

Income (loss) from operations        76,086     13.2      13,604       2.6        75,151       6.9      (145,081)      (13.7)

Gain on debt forgiveness             46,383      8.1           -         -        46,383       4.3             -           -
Interest expense                    (41,809)    (7.3)   (143,751)    (27.7)      (97,604)     (9.0)     (265,201)      (25.0)
                                  ---------  -------   ---------   -------    ----------   -------   -----------   ---------
Net income (loss)                 $  80,660     14.0%  $(130,147)    (25.1)%  $   23,930       2.2%  $  (410,282)      (38.7)%
                                  =========  =======   =========   =======    ==========   =======   ===========   =========

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Revenues

         Access service revenues decreased $78,044 or 29.5% to $186,202 for the three-month period ended June 30, 2004 from $264,246 for the same period in 2003 primarily due to a net reduction in the number of customers, including the sale of approximately 160 customers in 2003.

         Co-location and other revenues increased $134,896 or 52.8% to $390,224 for the three-month period ended June 30, 2004 from $255,328 for the same period in 2003. This increase was attributable to selling additional services to existing customers, the addition of new customers and reciprocal compensation billed to SBC. On June 30, 2004, we billed SBC approximately $97,000 for reciprocal compensation (fees for terminating SBC customers' local calls onto our network). This is the first reciprocal compensation billing that we have presented to SBC and covers the period March 1, 2003 through May 31, 2004. Subsequent to June 30, 2004, and without explanation SBC has failed to pay approximately $38,000 of our billing. We will be pursuing SBC for the balance due, however there is significant uncertainty as to whether or not we will be successful. Consequently, we have established a reserve of $38,000 and have not recorded any revenue associated with the reserve. Upon the ultimate resolution of its challenge, we will recognize the associated revenue, if any. On a going forward basis we do not believe that reciprocal compensation revenues will be material.

Operating Costs and Expenses

         Cost of access service revenues decreased $65,108 or 55.2% to $52,751 for the three-month period ended June 30, 2004 from $117,859 for the same period in 2003. This decrease was primarily due to the restructuring of our network in order to operate in a more cost effective manner. During the three-month period ended March 31, 2003 we received approximately $76,000 in back billings from SBC. During the three-month period ended March 31, 2004 we received a credit on these billings of approximately $13,000. We are in the process of reviewing these bills and at June 30, 2004 we had paid approximately $10,000, received credit from SBC of approximately $27,000 and accrued the balance of approximately $39,000.

         Cost of co-location and other revenues increased $10,809 or 39.5% to $38,188 for the three-month period ended June 30, 2004 over $27,379 for the same period in 2003. This increase was primarily due to taxes and other telecommunications fees mandated by certain governmental agencies. These taxes and telecommunications fees were not included in the 2003 period because we had originally concluded these revenues were not subject to these taxes and telecommunications fees. However after consultation with legal counsel, we concluded that the revenues were subject to these taxes and other telecommunications fees and recorded the $21,000 liability for the year ended December 31, 2003, along with approximately $10,000 of associated penalties and interest in the first quarter of 2004.

         Selling, general and administrative expenses increased $32,141 or 11.9% to $302,840 for the three-month period ended June 30, 2004 from $270,699 for the same period in 2003. This increase was primarily due to an increase in employee costs. Employee costs increased $20,941 for the period ended June 30, 2004 from the same period in 2003. This increase was primarily due to increases in health insurance costs, annual wage increases and deferred compensation of $8,034, $8,850 and $2,614, respectively. Selling, general and administrative expenses as a percentage of total revenues increased to 52.5% during 2004 from 52.1% during 2003.

         During the three months ended June 30, 2004 we recorded a loss on sale of assets of $7,024 that was primarily attributable to the trade-in of equipment. During the same period in 2003 we recorded a gain on sale of assets of $35,697 that was primarily attributable to the sale of a block of our access service revenue business located in a part of Oklahoma that was outside our primary geographic area of focus.

         Depreciation and amortization expense decreased $26,193 or 20.8% to $99,537 for the three-month period ended June 30, 2004 from $125,730 for the same period in 2003. In January 2002, upon initially applying Statement of Financial Account Standards 142, Goodwill and Intangible Assets ("SFAS 142"), we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the periods ended June 30, 2004 and 2003 relating to intangible assets was $37,913 and $63,633, respectively.

Gain on Debt Forgiveness

         During the three months ended June 30, 2004, we negotiated and settled $68,018 of notes payable including accrued interest and $6,878 of accounts payable. These settlements generated a total of $46,383 of forgiveness of debt income of which $41,979 was related to notes payable and $4,404 was related to accounts payable.

Interest Expense

         Interest expense decreased $101,942 or 70.9% to $41,809 for the three-month period ended June 30, 2004 from $143,751 for the same period in 2003. This decrease was primarily attributable to the decrease in amortization of the discount on our convertible promissory notes payable. Pursuant to the provisions of the convertible promissory notes, the conversion price decreased from $.59 at March 31, 2003 to $.49 at June 30, 2004. Reductions in conversion price are recognized as an interest expense at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. The majority of these convertible promissory notes matured in 2003 and the remaining note matured in March 2004. Therefore no additional interest from these conversion prices will be recognized.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Revenues

         Access service revenues decreased $152,057 or 27.8% to $395,359 for the six-month period ended June 30, 2004 from $547,416 for the same period in 2003 primarily due to a net reduction in the number of customers, including the sale of approximately 160 customers in 2003.

         Co-location and other revenues increased $177,744 or 34.6% to $691,684 for the six-month period ended June 30, 2004 from $513,940 for the same period in 2003. This increase was attributable to selling additional services to existing customers, the addition of new customers and reciprocal compensation billed to SBC. On June 30, 2004, we billed SBC approximately $97,000 for reciprocal compensation (fees for terminating SBC customers' local calls onto our network). This is the first reciprocal compensation billing that we have presented to SBC and covers the period March 1, 2003 through May 31, 2004. Subsequent to June 30, 2004, and without explanation SBC has failed to pay approximately $38,000 of our billing. We will be pursuing SBC for the balance due, however there is significant uncertainty as to whether or not we will be successful. Consequently, we have established a reserve of $38,000 and have not recorded any revenue associated with the reserve. Upon the ultimate resolution of its challenge, we will recognize the associated revenue, if any. On a going forward basis we do not believe that reciprocal compensation revenues will be material.

Operating Costs and Expenses

         Cost of access service revenues decreased $260,116 or 71.6% to $103,344 for the six-month period ended June 30, 2004 from $363,460 for the same period in 2003. This decrease was primarily due to the restructuring of our network in order to operate in a more cost effective manner. During the period ended June 30, 2003 we received approximately $76,000 in back billings from SBC. During the same period in 2004, we received a credit on these billings of approximately $13,000. We are in the process of reviewing these bills and at June 30, 2004 we had paid approximately $10,000, received credit from SBC of approximately $27,000 and accrued the balance of approximately $39,000.

         Cost of co-location and other revenues increased $33,611 or 55.2% to $94,456 for the six-month period ended June 30, 2004 over $60,845 for the same period in 2003. This increase was primarily due to taxes and other telecommunications fees mandated by certain governmental agencies. These taxes and telecommunications fees were not included in the 2003 period because we had originally concluded these revenues were not subject to these taxes and telecommunications fees. However after consultation with legal counsel, we concluded that the revenues were subject to these taxes and other telecommunications fees and recorded the $21,000 liability for the year ended December 31, 2003, along with approximately $10,000 of associated penalties and interest in the first quarter of 2004.

         Selling, general and administrative expenses increased $53,650 or 9.6% to $610,912 for the six-month period ended June 30, 2004 from $557,262 for the same period in 2003. This increase was primarily due to an increase in employee costs. Employee costs increased $39,644 for the period ended June 30, 2004 from the same period in 2003. This increase was primarily due to increases in health insurance costs, annual wage increases and deferred compensation of $14,340, $10,739 and $10,597, respectively. Selling, general and administrative expenses as a percentage of total revenues increased to 56.2% during 2004 from 52.5% during 2003.

         During the six months ended June 30, 2004 we recorded a loss on sale of assets of $7,024 that was primarily attributable to the trade-in of equipment. During the same period in 2003 we recorded a gain on sale of assets of $31,000 primarily attributable to the sale of a block of our access service revenue business located in a part of Oklahoma that was outside our primary geographic area of focus.

         Depreciation and amortization expense decreased $59,714 or 23.3% to $196,156 for the period ended June 30, 2004 from $255,870 for the same period in 2003. In January 2002, upon initially applying SFAS 142 we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the periods ended June 30, 2004 and 2003 relating to intangible assets was $74,359 and $136,503, respectively.

Gain on Debt Forgiveness

         During the six months ended June 30, 2004, we negotiated and settled $68,018 of notes payable including accrued interest and $6,878 of accounts payable. These settlements generated a total of $46,383 of forgiveness of debt income of which $41,979 was related to notes payable and $4,404 was related to accounts payable.

Interest Expense

         Interest expense decreased $167,597 or 63.2% to $97,604 for the period ended June 30, 2004 from $265,201 for the same period in 2003. This decrease was primarily attributable to the decrease in amortization of the discount on our convertible promissory notes payable. Pursuant to the provisions of the convertible promissory notes, the conversion price decreased from $.56 at June 30, 2003 to $.49 at December 31, 2003. Reductions in conversion price were recognized as an interest expense at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. The majority of these convertible promissory notes matured in 2003 and the remaining note matured in March 2004. Therefore no additional interest from these conversion prices will be recognized.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2004, we had $15,780 in cash and $2,373,450 in current liabilities, including $177,424 of deferred revenues that will not require settlement in cash.

         At June 30, 2004, we had a deficit working capital of $2,180,041, while at December 31, 2003 we had a deficit working capital of $2,300,220. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

         As of June 30, 2004, $406,360 of the $440,211 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts. At June 30, 2004, we had outstanding principal and interest owed on matured notes totaling $1,115,744. We have not made payment or negotiated an extension of the notes and the lenders have not made any demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.

         Cash provided by operations was $241,531 and $82,448, respectively, for the six months ended June 30, 2004 and 2003.

         Cash used for the purchases of equipment was $45,074 and $43,872, respectively, for the six months ended June 30, 2004 and 2003. Cash provided by the sales of surplus equipment was $5,900 and $56,485, respectively, for the six months ended June 30, 2004 and 2003.

         Cash used for principal payments on notes payable and capital lease obligations was $198,057 and $110,064, respectively, for the six months ended June 30, 2004 and 2003.

         The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs and debt service. Our principal capital expenditure requirements will include:

         -        mergers and acquisitions and

         - further development of operations support systems and other automated back office systems

         Because our cost of developing new networks and services, funding other strategic initiatives, and operating our business depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will materially vary from expected amounts and these variations are likely to increase our future capital requirements. Our current cash balances will not be sufficient to fund our current business plan beyond a few months. As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity needs. There is no assurance that we will be able to obtain additional capital on satisfactory terms or at all or on terms that will not dilute our shareholders' interests.

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

FINANCING ACTIVITIES

         During February 2003, upon the receipt and installation of a telephone switch we made a down payment of $14,950. The remaining balance of $202,200 was financed by the supplier requiring 18 monthly installments beginning in March 2003, plus interest at 10% per annum. As additional consideration we issued the supplier a warrant to purchase 50,000 shares of our common stock for $.01 per share for a period of five years from the date of issuance. At June 30, 2004, the outstanding principal and interest of the loan was $36,067.

         On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through June 30, 2004 we had made aggregate payments of principal and interest of $35,834 on this loan. Pursuant to the terms of this loan the balance was due on December 31, 2001 and we have not made payment or negotiated an extension of the loan and the lender has not made any demands. At June 30, 2004, the outstanding principal and interest of the loan was $424,066.

         Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on June 15, 2004 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At June 30, 2004, the outstanding principal and interest of the convertible promissory notes was $664,030.

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

         During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003 if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The FASB also indicated it would be issuing a modification to FIN 46 prior to the end of 2003. Accordingly, we have deferred the adoption of FIN 46 with respect to variable interest entities created prior to February 1, 2003. There was no material impact on our consolidated financial statements, results of operations or liquidity resulting from the adoption of this interpretation.

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

                            PART II-OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         We are in default on an interim loan that matured December 31, 2001. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Through June 30, 2004, we had made aggregate payments of principal and interest of $35,834 on this loan. At June 30, 2004, the outstanding principal and accrued interest of the loan was $424,066. We have not made payment or negotiated an extension of the loan and the lender has not made any demands.

         We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At June 30, 2004, the outstanding principal and accrued interest of the notes was $664,030. We have neither made payment nor negotiated an extension of these notes, and the lenders have not made any demands.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed as part of this Report:

Exhibit
 Number                                       Exhibit
--------                                      -------
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

31.1           Certification pursuant to Rules 13a-14(a) and 15d-14(a) of
               Timothy J. Kilkenny                                                  *

31.2           Certification pursuant to Rules 13a-14(a) and 15d-14(a) of
               Roger P. Baresel                                                     *

32.1           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
               Timothy J. Kilkenny                                                  *

32.2           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
               Roger P. Baresel                                                     *

--------------------------------
#  Incorporated by reference.

*  Filed herewith.

(b)      Reports on Form 8-K

         Registrant filed no reports on Form 8-K during the three months ended June 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT:
                          FULLNET COMMUNICATIONS, INC.

Date: August 16, 2004                  By: /s/ TIMOTHY J. KILKENNY
                                           -------------------------------------
                                           Timothy J. Kilkenny
                                           Chief Executive Officer

Date: August 16, 2004                  By: /s/ ROGER P. BARESEL
                                           -------------------------------------
                                           Roger P. Baresel
                                           President and Chief Financial and
                                           Accounting Officer