Form 10QSB
period 2004-09-30
FULLNET COMMUNICATIONS INC
filed 2004-11-15
CIK 1092570

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of shares outstanding of the Issuer's Common Stock, $.00001 par value, as of November 10, 2004 was 6,723,135.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                               Page
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets (Unaudited) - September 30, 2004 and December 31,
            2003.............................................................................    3

            Consolidated Statements of Operations - Three and nine months ended September 30,
            2004 and 2003 (Unaudited)........................................................    4

            Consolidated Statement of Stockholders' Deficit - Nine months ended September 30,
            2004 (Unaudited).................................................................    5

            Consolidated Statements of Cash Flows - Nine months ended  September 30, 2004 and
            2003 (Unaudited).................................................................    6

            Notes to Consolidated Financial Statements (Unaudited)...........................    7

   Item 2.  Management's Discussion and Analysis or Plan of Operation........................   14

   Item 3.  Controls and Procedures..........................................................   22

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings................................................................   24

   Item 2.  Changes in Securities and Use of Proceeds........................................   24

   Item 3.  Defaults Upon Senior Securities..................................................   24

   Item 4.  Submission of Matters to a Vote of Security Holders..............................   24

   Item 6.  Exhibits and Reports on Form 8-K.................................................   24

   Signatures................................................................................   29

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                                   2004           2003
                                                                               -------------   -----------
                                  ASSETS
CURRENT ASSETS
   Cash                                                                         $    10,902    $    11,480
   Accounts receivable, net                                                          61,335         29,510
   Prepaid expenses and other current assets                                         58,956         60,163
                                                                                -----------    -----------

     Total current assets                                                           131,193        101,153

PROPERTY AND EQUIPMENT, net                                                       1,015,527        995,730

INTANGIBLE ASSETS, net                                                              181,730        269,482

OTHER ASSETS                                                                          5,250          6,771
                                                                                -----------    -----------

TOTAL                                                                           $ 1,333,700    $ 1,373,136
                                                                                ===========    ===========
  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable - trade                                                     $   335,115    $   464,903
   Accrued and other current liabilities                                            712,673        548,027
   Notes payable, current portion                                                   965,890      1,184,845
   Capital lease obligations, current portion                                        38,165         31,722
   Deferred revenue                                                                 188,083        171,876
                                                                                -----------    -----------

     Total current liabilities                                                    2,239,926      2,401,373

NOTES PAYABLE, less current portion                                                 235,016        330,322

CAPITAL LEASE OBLIGATIONS, less current portion                                      23,401         17,325

OTHER                                                                               167,469        145,329

STOCKHOLDERS' DEFICIT
   Commonstock - $.00001 par value; authorized, 10,000,000 shares; issued and
     outstanding, 6,642,878 shares in 2004 and 2003                                      66             66
   Common stock issuable, 80,257 shares in 2004 and 70,257 shares in 2003            58,096         57,596
   Additional paid-in capital                                                     8,327,504      8,327,294
   Accumulated deficit                                                           (9,717,778)    (9,906,169)
                                                                                -----------    -----------

     Total stockholders' deficit                                                 (1,332,112)    (1,521,213)
                                                                                -----------    -----------

TOTAL                                                                           $ 1,333,700    $ 1,373,136
                                                                                ===========    ===========

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         -----------------------------   -----------------------------
                                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                             2004            2003            2004            2003
                                                         -------------   -------------   -------------   -------------
REVENUES
    Access service revenues                              $     260,919   $     210,797   $     656,278   $     758,213
    Co-location and other revenues                             318,823         312,519       1,010,507         826,459
                                                         -------------   -------------   -------------   -------------
        Total revenues                                         579,742         523,316       1,666,785       1,584,672
OPERATING COSTS AND EXPENSES
    Cost of access service revenues                             72,912          78,459         176,256         441,919
    Cost of co-location and other revenues                      29,756          24,050          82,731          84,895
    Telecommunication taxes and fees                           (44,490)              -          (3,009)              -
    Selling, general and administrative expenses               331,695         273,646         942,607         830,908
    Loss (gain) on sale of assets                               (2,771)              -           4,253         (31,000)
    Depreciation and amortization                               99,557         105,006         295,713         360,876
                                                         -------------   -------------   -------------   -------------
        Total operating costs and expenses                     486,659         481,161       1,498,551       1,687,598
                                                         -------------   -------------   -------------   -------------
INCOME (LOSS) FROM OPERATIONS                                   93,083          42,155         168,234        (102,926)

GAIN ON DEBT FORGIVENESS                                       111,334               -         157,717               -
INTEREST EXPENSE                                               (39,956)       (196,060)       (137,560)       (461,261)
                                                         -------------   -------------   -------------   -------------
NET INCOME (LOSS)                                        $     164,461   $    (153,905)  $     188,391   $    (564,187)
                                                         =============   =============   =============   =============
  Net income (loss) per share -basic                     $         .02   $        (.02)  $         .03   $        (.08)
                                                         =============   =============   =============   =============
  Net income (loss) per share - assuming dilution        $         .02   $        (.02)  $         .02   $        (.08)
                                                         =============   =============   =============   =============
Weighted average shares outstanding - basic                  6,713,360       6,663,135       6,713,209       6,663,135
                                                         =============   =============   =============   =============
Weighted average shares outstanding - assuming dilution      7,608,035       6,663,135       7,607,884       6,663,135
                                                         =============   =============   =============   =============

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2004

                                             Common stock     Common
                                          -----------------   Stock      Additional     Accumulated
                                            Shares   Amount  Issuable  paid-in capital    Deficit       Total
                                          ---------  ------ ---------  ---------------  -----------   -----------
Balance at January 1, 2004                6,642,878  $   66  $ 57,596  $     8,327,294  $(9,906,169)  $(1,521,213)

Intrinsic value of beneficial conversion
 feature on debt                                  -       -         -              210            -           210

Stock issuable on debt settlement                 -       -       500                -            -           500

Net income                                        -       -         -                -      188,391       188,391
                                          ---------  ------  --------  ---------------  -----------   -----------
Balance at September 30, 2004             6,642,878  $   66  $ 58,096  $     8,327,504  $(9,717,778)  $(1,332,112)
                                          =========  ======  ========  ===============  ===========   ===========

See accompanying notes to financial statements.

                  FULLNET COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                -----------------------------
                                                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                                                    2004           2003
                                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                             $     188,391   $    (564,187)
  Adjustments to reconcile net loss to net cash provided by operating
   Activities
    Depreciation and amortization                                                     295,713         360,876
    Warrants issued related to financing                                                    -           2,403
    Options issued in exchange for compensation                                             -             213
    Amortization of discount and costs relating to financing                            1,757         316,047
    Gain on debt forgiveness                                                         (157,717)              -
    Loss (gain) on sale of assets                                                       4,253         (31,000)
    Provision for uncollectible accounts receivable                                    46,690             696
    Net (increase) decrease in
      Accounts receivable                                                             (39,891)        (78,536)
      Prepaid expenses and other current assets                                         1,207         (36,676)
      Other assets                                                                      1,521           7,618
    Net increase (decrease) in
      Accounts payable - trade                                                        (31,743)         77,970
      Accrued and other liabilities                                                   165,467         121,811
      Deposits                                                                         24,438               -
      Deferred revenue                                                                (11,306)        (26,776)
                                                                                -------------   -------------

        Net cash provided by operating activities                                     488,780         150,459

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                (162,140)        (52,160)
  Proceeds from sale of assets, net of closing costs                                    8,670          56,485
  Acquisition of CWIS assets, net of closing costs                                    (37,779)              -
                                                                                -------------   -------------

        Net cash (used in) provided by investing activities                          (191,249)          4,325

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on borrowings under notes payable                               (247,824)       (123,306)
  Principal payments on note payable to related party                                  (7,812)         (7,178)
  Principal payments on capital lease obligations                                     (42,473)        (41,786)
                                                                                -------------   -------------
        Net cash used in financing activities                                        (298,109)       (172,270)
                                                                                -------------   -------------

NET DECREASE IN CASH                                                                     (578)        (17,486)
Cash at beginning of period                                                            11,480          26,955
                                                                                -------------   -------------
Cash at end of period                                                           $      10,902   $       9,469
                                                                                =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                          $      62,150   $      71,680
Assets acquired through issuance of capital lease                                      54,992           2,723
Assets acquired through issuance of note payable                                            -         202,200
CWIS Asset Purchase:
   Fair value of assets acquired                                                $     (14,478)  $           -
   Fair value of intangible assets                                                    (23,301)              -
                                                                                -------------   -------------
   Cash paid to purchase CWIS assets                                            $     (37,779)  $           -
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

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                ----------------------------   ----------------------------
                                                SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                    2004           2003            2004            2003
                                                -------------  -------------   -------------  -------------
Numerator:
   Net income                                   $     164,461  $    (153,905)  $     188,391  $    (564,187)
Denominator:
   Weighted average shares outstanding - basic      6,713,360      6,663,135       6,713,209      6,663,135
       Effect of dilutive stock options                85,258              -          85,258              -
       Effect of dilutive warrants                    809,417              -         809,417              -
                                                -------------  -------------   -------------  -------------
       Weighted average shares outstanding -
         assuming dilution                          7,608,035      6,663,135       7,607,884      6,663,135
                                                =============  =============   =============  =============
Net income (loss) per share - basic             $         .02  $        (.02)  $         .03  $        (.08)
                                                =============  =============   =============  =============
Net income (loss) per share - assuming
  dilution                                      $         .02  $        (.02)  $         .02  $        (.08)
                                                =============  =============   =============  =============

      Stock options exercisable for the purchase of 1,453,588 common stock shares at exercise prices ranging from $.05 to $3.00 per share were outstanding for the three and nine months ended

      September 30, 2004, but were not included in the calculation of income
      (loss) per share - assuming dilution because the options were not dilutive.

      Warrants exercisable for the purchase of 1,135,623 common stock shares at exercise prices ranging from $.05 to $2.77 per share were outstanding for the three and nine months ended September 30, 2004, but were not included in the calculation of income (loss) per share - assuming dilution because the warrants were not dilutive.

      Convertible promissory notes convertible into 1,003,659 common stock shares at a conversion price of $1.00 per share were outstanding for the three and nine months ended September 30, 2004, but were not included in the calculation of income (loss) per share - assuming dilution because the convertible notes were not dilutive.

      Basic and diluted loss per share were the same for each period in 2003 because the outstanding convertible promissory notes, stock options and warrants were not dilutive.

4.    INTANGIBLE ASSETS

      Intangible assets consist primarily of acquired customer bases and covenants not to compete and are carried net of accumulated amortization. Upon initial application of SFAS 142 as of January 1, 2002, the Company reassessed useful lives and began amortizing these intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Management believes that such amortization reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used.

      Amortization expense for the three months ended September 30, 2004 and 2003 relating to intangible assets was $36,695 and $45,033, respectively. Amortization expense for the nine months ended September 30, 2004 and 2003 relating to intangible assets was $111,054 and $181,536, respectively.

5.    NOTES PAYABLE

      During the three months ended September 30, 2004, the Company negotiated and settled a note obligation (including accrued interest) in the amount of $28,193. The Company paid $10,000 in cash and agreed to issue 10,000 shares of common stock value at $500. This settlement generated $17,693 of forgiveness of debt income.

      Notes payable consist of the following:

                                                                         September 30,  December 31,
                                                                            2004           2003
                                                                         -------------  ------------
Three notes payable to a bank, payable in monthly installments aggregating $10,010, including interest ranging from 9.5% to 11.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and
CEO of the Company; guaranteed by the founder and CEO of the Company;
partially guaranteed by the Small Business Administration                $     308,048  $    394,600

Interim loan, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of
convertible promissory notes, matured December 2001; unsecured (1)             320,000       320,000

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and are matured at September 30,
2004 ($510,636 face amount less unamortized discount of $1,439 for
2003); effective rate of 20% (convertible into approximately 1,003,659
shares at September 30, 2004 and December 31, 2003) (2)                        510,636       509,197

Note payable to an individual, payable in monthly installments of
$1,277 until paid in full, including interest at a variable rate (prime plus 2.25%; 6.5% at September 30, 2004), matures September 2014;
collateralized by substantially all assets acquired in conjunction with
the acquisition of Harvest Communications, Inc.                                 13,216        23,775

Note payable to the Company's founder and CEO, payable in monthly installments of $1,034 including interest at 8.5%, maturing May 2006;
unsecured                                                                       19,006        26,818

Note payable, interest at 10%, requires monthly installments of $9,330 for 12 months then $18,209 for the remainder of the note, maturing
August 2004, secured by a telephone switch (3)                                       -       122,818

Other notes payable                                                             30,000       117,959
                                                                         -------------  ------------
                                                                             1,200,906     1,515,167
                                                                         -------------  ------------

   Less current portion                                                        965,890     1,184,845
                                                                         -------------  ------------

                                                                         $     235,016  $    330,322
                                                                         =============  ============

      (1) This loan and accrued interest of $112,132 was past due on September 30, 2004; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.

      (2) During 2000 and 2001, the Company issued 11% convertible promissory notes or converted other notes payable or accounts payable to convertible promissory notes in an amount totaling $2,257,624. The terms of the Notes are 36 months with limited prepayment provisions. Each of the Notes may be converted by the holder at any time at $1.00 per common stock share and by the Company upon registration and when the closing price of the Company's common stock has been at or above $3.00 per share for three consecutive trading days. Additionally, the Notes are accompanied by warrants exercisable for the purchase of the number of shares of Company common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00. These warrants are exercisable at any time during the five years following issuance at an exercise price of $.01 per share. Under the terms of the Notes, the Company was required to register the common stock underlying both the Notes and the detached warrants by filing a registration statement with the Securities and Exchange Commission within 45 days following the Final Expiration Date of the Offering (March 31, 2001). On May 31, 2001, the Company exchanged 2,064,528 shares of its common stock and warrants (exercisable for the purchase of 436,748 shares of common stock at $2.00 per share) for convertible promissory notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. The warrants expire on May 31, 2006. This exchange was accounted for as an induced debt conversion and a debt conversion expense of $370,308 was recorded.

      Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At September 30, 2004, the outstanding principal and interest of the convertible promissory notes was $676,693.

      On January 1, 2002, the Company recorded 11,815 shares of common stock issuable in payment of $11,815 accrued interest on a portion of the Company's convertible promissory notes.

      In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. The Company has not made payment nor negotiated an extension of these notes, and the lenders have not made any demands. The Company is currently developing a plan to satisfy these notes subject to the approval of each individual note holder.

      (3) During February 2003, upon the receipt and installation of a telephone switch the Company made a down payment of $14,950. The remaining balance of $202,200 was financed by the supplier at 10% interest to be paid in 18 monthly payments beginning in March 2003.

6.    COMMON STOCK OPTIONS AND WARRANTS

      The Company's employee stock options are accounted for under APB Opinion No. 25 and related interpretations. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and income (loss) per share for the three and nine months ended September 30, 2004 and 2003 would have changed to the pro forma amounts indicated below:

                                     Three Months        Three Months         Nine Months        Nine Months
                                        Ended               Ended               Ended              Ended
                                  September 30, 2004  September 30, 2003  September 30, 2004  September 30, 2003
                                 -------------------  ------------------  ------------------  ------------------
Net income (loss)
    As reported                       $  164,461         $   (153,905)        $   188,391        $  (564,187)
    Pro forma                         $  161,683         $   (181,939)        $   170,889        $  (662,535)

Basic income (loss) per share
    As reported                       $      .03         $       (.02)        $       .03        $      (.08)
    Pro forma                         $      .03         $       (.03)        $       .03        $      (.10)

Diluted income (loss) per share
    As reported                       $      .02         $       (.02)        $       .02        $      (.08)
    Pro forma                         $      .02         $       (.03)        $       .02        $      (.10)

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

      The following table summarizes the Company's employee stock option activity for the three and nine months ended September 30, 2004:

                                       Three Months        Weighted        Nine Months        Weighted
                                          Ended            Average           Ended             Average
                                    September 30, 2004  Exercise Price  September 30, 2004  Exercise Price
                                    ------------------  --------------  ------------------  --------------
Options outstanding, beginning of
 period                                   2,918,366        $    .45          2,903,366         $   .45

Options granted during the period                 -               -             15,000             .05
                                       ------------        --------        -----------         -------

Options outstanding, end of period        2,918,366        $    .45          2,918,366         $   .45
                                       ============        ========        ===========         =======

      The following table summarizes the Company's common stock purchase warrant and certain stock option activity for the three and nine months ended September 30, 2004:

                                       Three Months        Weighted        Nine Months        Weighted
                                          Ended            Average           Ended             Average
                                    September 30, 2003  Exercise Price  September 30, 2003  Exercise Price
                                    ------------------  --------------  ------------------  --------------
Warrants and certain stock options
 outstanding, beginning and end of
 the period                              2,201,681           $.66           2,201,681           $.66
                                         =========           ====           =========           ====

7.    RECENTLY ISSUED ACCOUNTING STANDARDS

      During April 2003, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") 149 - Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions. There was no material impact on its consolidated financial statements, results of operations or liquidity resulting from the adoption of this statement.

      During May 2003, the FASB issued SFAS 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. There was no material impact on the Company's consolidated financial statements, results of operations or liquidity resulting from the adoption of this statement.

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

8.    MANAGEMENT'S PLANS

      At September 30, 2004, current liabilities exceed current assets by $2,108,733. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity.

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

9.    CREDITOR SETTLEMENTS AND DEBT FORGIVENESS

      During the three and nine months ended September 30, 2004, the Company negotiated and settled $28,193 and $96,208, respectively, of notes payable including accrued interest and $108,641 and $115,519, respectively, of accounts payable. During the three and nine months ended September 30, 2004 these settlements generated a total of $111,334 and $157,717, respectively, of forgiveness of debt income of which $17,693 and $59,672, respectively, were related to notes payable and $93,641 and $98,045, respectively, were related to accounts payable. The basic per share amount of the aggregate settlements for the three and nine months ended September 30, 2004 was $.02. The diluted per share amount of the aggregate settlements for the three and nine months ended September 30, 2004 was $.01 and $.02, respectively.

10.   ACQUISITION

      On July 30, 2004, the Company purchased approximately 1,318 of the dial-up Internet access customers of CWIS Internet Services, Inc. (CWIS), an Oklahoma corporation. In addition to paying $25,000 at closing, the Company will pay CWIS an amount based upon the future collected revenues received from all active CWIS customers transferred at the time of closing for eighteen months following the closing. As of September 30, 2004 an additional $12,779 had been paid based on collected revenues.

11.   SIGNIFICANT CUSTOMER

      During the three months ended September 30, 2004 and 2003, the Company had one customer that comprised approximately 29% and 38%, respectively, of total revenues. The contract pursuant to which the Company provides services to this customer expires on December 31, 2005. In the event that the customer does not renew their contract then the Company would experience a loss of this revenue without a corresponding reduction in expense. Even if the customer does renew their contract, it is likely that the new contract would be at a significantly reduced rate.

12.   CONTINGENCIES

      As a telecommunications company, we are effected by regulatory proceedings in the ordinary course of our business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission ("OCC"). For example, we along with many other telecommunications companies in Oklahoma are currently a party to one or more proceeding before the OCC relating to the terms of our interconnection agreement with SBC Communications and an anticipated successor to this interconnection agreement. These proceedings were initiated due to the unreasonable changes that SBC was proposing be incorporated in the successor interconnection agreement. The regulatory proceeding concerning the terms of our interconnection agreement with SBC Communication, which is based upon their standard interconnection agreement, and the anticipated successor thereto is ongoing and is not expected to conclude until either late this year or early next year. We cannot anticipate the outcome of this regulatory proceeding at this time but a negative outcome with any of these regulatory proceedings could have a material adverse effect on our business, financial condition or results of operations.

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

COMPANY HISTORY

      We were founded in 1995 as CEN-COM of Oklahoma, Inc., an Oklahoma corporation, to bring dial-up Internet access and education to rural locations in Oklahoma that did not have dial-up Internet access. We changed our name to FullNet Communications, Inc. in December 1995, and shifted our focus from offering dial-up services to providing wholesale and private label network connectivity and related services to other Internet service providers. During 1995 and 1996, we furnished wholesale and private label network connectivity services to Internet service providers.

      In 1997 we continued our focus on being a backbone provider by upgrading and acquiring more equipment. We also started offering our own Internet service provider brand access and services to our wholesale customers. As of September 30, 2004, there was one Internet service provider in Oklahoma that used the FullNet brand name for whom we provide the backbone to the Internet. There was also one Internet service provider that used a private label brand name, for whom we are its access backbone and provide on an outsource basis technical support, systems management and operations. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to over 100 businesses in Oklahoma.

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

      In June 2000, we began providing co-location services to KMC Telecom V, Inc. ("KMC"), a facilities-based competitive local exchange carrier pursuant to an agreement that ends on December 31, 2005. Under the terms of this agreement, we receive $42,275 per month to provide co-location and support services for KMC's telecommunications equipment at our data center in Oklahoma City, Oklahoma. We completed our data center during the first quarter of 2001. KMC moved into our data center and began making payments during the third quarter of 2000. We plan to market additional carrier neutral co-location solutions in our data center to other competitive local exchange carriers, Internet service providers and web-hosting companies.

      Our co-location facility is carrier neutral, allowing customers to choose among competitive offerings rather than being restricted to one carrier. Our data center is Telco-grade and provides customers a high level of operative reliability and security. We offer flexible space arrangements for customers, 24-hour onsite support with both battery and generator backup.

      Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma.

      The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service and our business-to-business network design, connectivity, domain and Web hosting businesses. At September 30, 2004 FullTel provided us with local telephone access in approximately 229 cities.

RESULTS OF OPERATIONS

      The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2004 and 2003:

                                         ------------------------------------------  ------------------------------------------
                                                       THREE MONTHS ENDED                          NINE MONTHS ENDED
                                         ------------------------------------------  ------------------------------------------
                                          SEPTEMBER 30, 2004    SEPTEMBER 30, 2003    SEPTEMBER 30, 2004    SEPTEMBER 30, 2003
                                         --------------------  --------------------  --------------------  --------------------
                                           AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT
Revenues:
  Access service revenues                $  260,919     45.0%  $  210,797     40.3%  $  656,278     39.4%  $  758,213     47.8%
  Co-location and other revenues            318,823     55.0      312,519     59.7    1,010,507     60.6      826,459     52.2
                                         ----------    -----   ----------    -----   ----------    -----   ----------    -----
Total revenues                              579,742    100.0      523,316    100.0    1,666,785    100.0    1,584,672    100.0

Cost of access service revenues              72,912     12.5       78,459     15.0      176,256     10.6      441,919     27.9
Cost of co-location and other                29,756      5.1       24,050      4.6       82,731      5.0       84,895      5.4
  revenues
Telecommunication taxes and
   fees                                     (44,490)    (7.6)           -        -       (3,009)     (.2)           -        -
Selling, general and
  administrative expenses                   331,695     57.2      273,646     52.3      942,607     56.5      830,908     52.4
Loss (gain) on sale of assets                (2,771)     (.5)           -        -        4,253      0.3      (31,000)    (2.0)
Depreciation and amortization                99,557     17.2      105,006     20.0      295,713     17.7      360,876     22.8
                                         ----------    -----   ----------    -----   ----------    -----   ----------    -----
Total operating costs and expenses          486,659     83.9      481,161     91.9    1,498,551     89.9    1,687,598    106.5
                                         ----------    -----   ----------    -----   ----------    -----   ----------    -----

Income (loss) from operations                93,083     16.1       42,155      8.1      168,234     10.1     (102,926)    (6.5)

Gain on debt forgiveness                    111,334     19.2            -        -      157,717      9.5            -        -
Interest expense                            (39,956)    (6.9)    (196,060)   (37.5)    (137,560)    (8.3)    (461,261)   (29.1)
                                         ----------    -----   ----------    -----   ----------    -----   ----------    -----
Net income (loss)                        $  164,461     28.4%  $ (153,905)   (29.4)% $  188,391     11.3%  $ (564,187)   (35.6)%
                                         ==========    =====   ==========    =====   ==========    =====   ==========    =====

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

      Access service revenues increased $50,122 or 23.8% to $260,919 for the three-month period ended September 30, 2004 from $210,797 for the same period in 2003 primarily due to a net increase in the number of customers due to the purchase of approximately 1,318 customers on July 30, 2004.

      Co-location and other revenues increased $6,304 or 2.0% to $318,823 for the three-month period ended September 30, 2004 from $312,519 for the same period in 2003. This increase was primarily attributable to reciprocal compensation billed to SBC in 2004 and not in 2003.

Operating Costs and Expenses

      Cost of access service revenues decreased $5,547 or 7.1% to $72,912 for the three-month period ended September 30, 2004 from $78,459 for the same period in 2003. The decrease is primarily due to the restructuring of our network in order to operate in a more cost effective manner.

      Cost of co-location and other revenues increased $5,706 or 23.7% to $29,756 for the three-month period ended September 30, 2004 compared to $24,050 for the same period in 2003. The increase consists primarily of an increase in utilities related to our Data Center.

      Telecommunication taxes and fees decreased $44,490 for the period due to a change in estimate reducing our accrual for taxes and other telecommunications fees mandated by certain governmental agencies by $46,000 recorded during the quarter.

      Selling, general and administrative expenses increased $58,049 or 21.2% to $331,695 for the three-month period ended September 30, 2004 from $273,646 for the same period in 2003. This increase was primarily due to an increase in employee costs. Employee costs increased $35,287 for the period ended September 30, 2004 from the same period in 2003. This increase was primarily due to increases in health insurance costs and annual wage increases $12,691 and $25,069, respectively. Selling, general and administrative expenses as a percentage of total revenues increased to 57.2% during 2004 from 52.3% during 2003.

      During the three months ended September 30, 2004 we recorded a gain on sale of assets of $2,771 that was attributable to the sale of excess furniture.

      Depreciation and amortization expense decreased $5,449 or 5.2% to $99,557 for the three-month period ended September 30, 2004 from $105,006 for the same period in 2003. In January 2002, upon initially applying Statement of Financial Account Standards 142, Goodwill and Intangible Assets ("SFAS 142"), we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the periods ended September 30, 2004 and 2003 relating to intangible assets was $36,695 and $45,033, respectively.

Gain on Debt Forgiveness

      During the three months ended September 30, 2004, we negotiated and settled $28,193 of notes payable including accrued interest and $96,208 of accounts payable. These settlements generated a total of $111,334 of forgiveness of debt income of which $17,693 related to notes payable and $93,641 related to accounts payable.

Interest Expense

      Interest expense decreased $156,104 or 79.6% to $39,956 for the three-month period ended September 30, 2004 from $196,060 for the same period in 2003. This decrease was primarily attributable to the decrease in amortization of the discount on our convertible promissory notes payable. Pursuant to the provisions of the convertible promissory notes, the conversion price decreased from $.56 at June 30, 2003 to $.49 at December 31, 2003. Reductions in conversion price are recognized as an interest expense at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. The majority of these convertible promissory notes matured in 2003 and the remaining note matured in March 2004. Therefore no additional interest from these conversion prices will be recognized.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

      Access service revenues decreased $101,935 or 13.5% to $656,278 for the nine-month period ended September 30, 2004 from $758,213 for the same period in 2003 primarily due to a 24% decline in the number of customers during the majority of the period, including the sale of approximately 5% of our customers in 2003. We purchased approximately 1,318 customers on July 30, 2004.

      Co-location and other revenues increased $184,048 or 22.2% to $1,010,507 for the nine-month period ended September 30, 2004 from $826,459 for the same period in 2003. This increase was attributable to selling additional services to existing customers, the addition of new customers and reciprocal compensation billed to SBC. On June 30, 2004, we billed SBC approximately $97,000 for reciprocal compensation (fees for terminating SBC customers' local calls onto our network). This is the first reciprocal compensation billing that we have presented to SBC and covers the period March 1, 2003 through May 31, 2004. Subsequent to June 30, 2004, and without explanation SBC has failed to pay approximately $38,000 of our billing. We will be pursuing SBC for the balance due, however there is significant uncertainty as to whether or not we will be successful. Consequently, we have established a reserve of $38,000 and have not recorded any revenue associated with the reserve. Upon the ultimate resolution of its challenge, we will recognize the associated revenue, if any. On a going forward basis we do not believe that reciprocal compensation revenues will be material.

Operating Costs and Expenses

      Cost of access service revenues decreased $265,663 or 60.1% to $176,256 for the nine-month period ended September 30, 2004 from $441,919 for the same period in 2003. This decrease was primarily due to the restructuring of our network in order to operate in a more cost effective manner. During the period ended September 30, 2003 we received approximately $76,000 in back billings from SBC. During the same period in 2004, we received a credit on these billings of approximately $13,000. On September 30, 2004 we signed a settlement agreement with SBC and recorded a gain on debt settlement of $55,099.

      Cost of co-location and other revenues remained relatively stable at $82,731 for the nine-month period ended September 30, 2004 compared to $84,895 for the same period in 2003.

      During the quarter ended September 30, 2004, we recorded a change in estimate reducing our accrual, a portion of which had been recorded in the fourth quarter of 2003, for taxes and other telecommunications fees mandated by certain governmental agencies by $46,000.

      Selling, general and administrative expenses increased $111,699 or 13.5% to $942,607 for the nine-month period ended September 30, 2004 from $830,908 for the same period in 2003. This increase was primarily due to an increase in employee costs. Employee costs increased $74,931 for the period ended September 30, 2004 from the same period in 2003. This increase was primarily due to increases in health insurance costs and annual wage increases of $26,937 and $44,285, respectively. Selling, general and administrative expenses as a percentage of total revenues increased to 56.5% during 2004 from 52.4% during 2003.

      During the nine months ended September 30, 2004 we recorded a loss on sale of assets of $4,253 that was primarily attributable to the trade-in of equipment. During the same period in 2003 we recorded a gain on sale of assets of $31,000 primarily attributable to the sale of a block of our access service revenue business located in a part of Oklahoma that was outside our primary geographic area of focus.

      Depreciation and amortization expense decreased $65,163 or 18.1% to $295,713 for the period ended September 30, 2004 from $360,876 for the same period in 2003. In January 2002, upon initially applying SFAS 142 we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the periods ended September 30, 2004 and 2003 relating to intangible assets was $111,054 and $181,536, respectively.

Gain on Debt Forgiveness

      During the nine months ended September 30, 2004, we negotiated and settled $96,208 of notes payable including accrued interest and $115,519 of accounts payable. These settlements generated a total of $157,717 of forgiveness of debt income of which $59,672 related to notes payable and $98,045 related to accounts payable.

Interest Expense

      Interest expense decreased $323,701 or 70.2% to $137,560 for the period ended September 30, 2004 from $461,261 for the same period in 2003. This decrease was primarily attributable to the decrease in amortization of the discount on our convertible promissory notes payable. Pursuant to the provisions of the convertible promissory notes, the conversion price decreased from $.63 at December 31, 2002 to $.49 at December 31, 2003. Reductions in conversion price were recognized as an interest expense at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. The majority of these convertible promissory notes matured in 2003 and the remaining note matured in March 2004. Therefore no additional interest from these conversion prices will be recognized.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2004, we had $10,902 in cash and $2,239,926 in current liabilities, including $188,083 of deferred revenues that will not require settlement in cash.

      At September 30, 2004, we had a deficit working capital of $2,108,733, while at December 31, 2003 we had a deficit working capital of $2,300,220. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

      As of September 30, 2004, $317,540 of the $335,115 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts. At September 30, 2004, we had outstanding principal and interest owed on matured notes totaling $1,108,825. We have not made payment or negotiated an extension of the notes and the lenders have not made any demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.

      In addition, during the three months ended September 30, 2004 and 2003, we had one customer that comprised approximately 29% and 38%, respectively, of total revenues. The contract pursuant to which we provide services to this customer expires on December 31, 2005. In the event that the customer does not renew their contract then we would experience a loss of this revenue without a corresponding reduction in expense. Even if the customer does renew their contract, it is likely that the new contract would be at a significantly reduced rate.

      Cash provided by operations was $488,780 and $150,459, respectively, for the nine months ended September 30, 2004 and 2003.

      Cash used for the purchases of equipment was $162,140 and $52,160, respectively, for the nine months ended September 30, 2004 and 2003. Cash provided by the sales of surplus equipment and furniture was $8,670 and $56,485, respectively, for the nine months ended September 30, 2004 and 2003. Cash used for the CWIS asset purchase was $37,779 for the nine months ended September 30, 2004.

      Cash used for principal payments on notes payable and capital lease obligations was $298,109 and $172,270, respectively, for the nine months ended September 30, 2004 and 2003.

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

FINANCING ACTIVITIES

      During February 2003, upon the receipt and installation of a telephone switch we made a down payment of $14,950. The remaining balance of $202,200 was financed by the supplier requiring 18 monthly installments beginning in March 2003, plus interest at 10% per annum. As additional consideration we issued the supplier a warrant to purchase 50,000 shares of our common stock for $.01 per share for a period of five years from the date of issuance. As of September 30, 2004, this note payable had been paid in full.

      On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through September 30, 2004 we had made aggregate payments of principal and interest of $35,834 on this loan. Pursuant to the terms of this loan the balance was due on December 31, 2001 and we have not made payment or negotiated an extension of the loan and the lender has not made any demands. At September 30, 2004, the outstanding principal and interest of the loan was $432,132.

      Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At September 30, 2004, the outstanding principal and interest of the convertible promissory notes was $676,693.

RECENTLY ISSUED ACCOUNTING STANDARDS

      During April 2003, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") 149 - Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), that relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. We do not participate in such transactions. There was no material impact on our consolidated financial statements, results of operations or liquidity resulting from the adoption of this statement.

      During May 2003, the FASB issued SFAS 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. There was no material impact on our consolidated financial statements, results of operations or liquidity resulting from the adoption of this statement.

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

                            PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      As a telecommunications company, we are effected by regulatory proceedings in the ordinary course of our business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission ("OCC"). For example, we along with many other telecommunications companies in Oklahoma are currently a party to one or more proceeding before the OCC relating to the terms of our interconnection agreement with SBC Communications and an anticipated successor to this interconnection agreement. These proceedings were initiated due to the unreasonable changes that SBC was proposing be incorporated in the successor interconnection agreement. The regulatory proceeding concerning the terms of our interconnection agreement with SBC Communication, which is based upon their standard interconnection agreement, and the anticipated successor thereto is ongoing and is not expected to conclude until either late this year or early next year. We cannot anticipate the outcome of this regulatory proceeding at this time but a negative outcome with any of these regulatory proceedings could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On September 28, 2004, as part of a settlement of $28,193 a note payable (including accrued interest), we agreed to issued 10,000 shares of common stock. This settlement-offering was pursuant to Rule 506 of Regulation D and Sections 4(2)and 4(6) of the Security Act of 1933, as amended. The note holder was furnished information concerning our operations and had the opportunity to verify the information supplied. The certificate evidencing the securities carries a legend restricting transfer of the securities, and we issued stop transfer instructions to the transfer agent and registrar of our common stock, with respect to the certificate evidencing the common stock shares acquired by the note holder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      We are in default on an interim loan that matured December 31, 2001. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Through September 30, 2004, we had made aggregate payments of principal and interest of $35,834 on this loan. At September 30, 2004, the outstanding principal and accrued interest of the loan was $432,132. We have not made payment or negotiated an extension of the loan and the lender has not made any demands.

      We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At September 30, 2004, the outstanding principal and accrued interest of the notes was $676,693. We have neither made payment nor negotiated an extension of these notes, and the lenders have not made any demands.

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

 31.1        Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy
             J. Kilkenny                                                                     *

 31.2        Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P.
             Baresel                                                                         *

 32.1        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
             Timothy J. Kilkenny                                                             *

 32.2        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger
             P. Baresel                                                                      *

--------------------------

# Incorporated by reference.

* Filed herewith.

(b)   Reports on Form 8-K

      Registrant filed no reports on Form 8-K during the three months ended September 30, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  REGISTRANT:
                          FULLNET COMMUNICATIONS, INC.

Date: November 15, 2004                       By: /s/ TIMOTHY J. KILKENNY
                                                  -----------------------

                                              Timothy J. Kilkenny
                                              Chief Executive Officer

Date: November 15, 2004                       By: /s/ ROGER P. BARESEL
                                                  --------------------

                                              Roger P. Baresel
                                              President and Chief Financial and
                                              Accounting Officer