Form 10KSB
period 2004-12-31
FULLNET COMMUNICATIONS INC
filed 2005-04-15
CIK 1092570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 000-27031

FULLNET COMMUNICATIONS, INC.

(Name of small business issuer in its Charter)

OKLAHOMA	73-1473361

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Robert S. Kerr Avenue, Suite 210

Oklahoma City, Oklahoma 73102

(Address of principal executive offices)

(405) 236-8200

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act: None

Securities registered under to Section 12(g) of the Act:

Title of class

Common Stock, $0.00001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for its most recent fiscal year were $2,260,768

The aggregate market value of the registrant’s common stock, $0.00001 par value, held by non-affiliates of the Registrant as of March 28, 2005 was $386,677 based on the closing price of $.07 per share on that date as reported by the OTC Bulletin Board. As of March 28, 2005, 6,723,135 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

FULLNET COMMUNICATIONS, INC.
FORM 10-KSB
For the Fiscal Year Ended December 31, 2004

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

     With the incorporation of FullTel and the acquisition of FullWeb, our current business strategy is to become the dominant integrated communications provider in Oklahoma, focusing on rural areas. We expect to grow through the acquisition of additional customers for our carrier-neutral co-location space, the acquisition of Internet service providers, as well as through a FullNet brand marketing campaign. During 2000 and 2001, we completed eight separate acquisitions of Internet service provider companies. We completed one acquisition of an Internet service provider during 2004.

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

     In June 2000, we began providing co-location services to KMC Telecom V, Inc. (“KMC”), a facilities-based competitive local exchange carrier pursuant to an agreement that will terminate on December 31, 2005. Under the terms of this agreement, we receive $42,275 per month to provide co-location and support services for KMC’s telecommunications equipment at our network operations center in Oklahoma City, Oklahoma. We completed our network operations center during the first quarter of 2001. KMC moved into our network operations center and began making payments during the third quarter of 2000. We plan to market additional carrier neutral co-location solutions in our network operations center to other competitive local exchange carriers, Internet service providers and web-hosting companies.

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

     The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service and our business-to-business network design, connectivity, domain and Web hosting businesses. At December 31, 2004 FullTel provided us with local telephone access in approximately 229 cities.

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

Generate Internal Sales Growth

     We intend to expand our customer base by increasing our marketing efforts. At December 31, 2004, our direct sales force consisted of one individual in our Oklahoma City office coordinating all our business-to-business solutions sales. We currently have independent re-sellers responsible for their individual markets. Our sales force is supported in its efforts by technical engineers and our senior management. We intend to increase our phone directory advertising to include all cities in which we provide local telephone access. In addition, we are exploring other strategies to increase our sales, including other marketing partners such as electric cooperatives. We currently have one of the 20 local Oklahoma electric cooperatives as a marketing partner.

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

Enhance Subscribers’ Online Experience

     We intend to maximize our subscriber retention and add new subscribers by enhancing our services in the following ways:

     o   Ease of Use – During the first quarter of 2001, we implemented a common, easy to use CD ROM based software package that automatically configures all of the individual Internet access programs after a one time entry by the user of a few required fields of information such as, name, user name and password.

     o   New Products and Services – Offer subscribers new products and services. We recently began offering call waiting modem on hold, Postini e-mail spam and virus protection and a dial-up accelerator.

Internet Access Services

     Our core business is the sale of Internet access services to individual and small business subscribers located in Oklahoma on both a retail and wholesale basis. Through FullNet, we provide our customers with a variety of dial-up and dedicated connectivity, as well as direct access to a wide range of Internet applications and resources, including electronic mail. FullNet’s full range of services includes:

     o     Private label retail and business direct dial-up connectivity to the Internet and

     o     Secure private networks through our backbone network

     Our branded and private label Internet access services are provided through a statewide network with points-of -presence in 229 communities throughout Oklahoma. Points-of-presence are local telephone numbers through which subscribers can access the Internet. Our business services consist of high-speed Internet access services and other services that enable wholesale customers to outsource their Internet and electronic commerce activities. We had approximately 3,300 subscribers at December 31, 2004. Additionally, FullNet sells Internet access to other Internet service providers, who then resell Internet access to their own customers under their private label or under the “FullNet” brand name.

     We intend to expand our subscriber base through a marketing campaign and through acquisitions. We are focusing our acquisition efforts on companies with forward-looking sales and marketing, high-quality customer service and a solid local market dominance. See “Item 1. Description of Business – Mergers and Acquisitions.” Additionally, we are expanding our phone directory advertising in an effort to increase our subscriber base in the markets in which we currently operate.

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

     We believe that our Internet access services provide customers with the following benefits:

     Fast and Reliable Internet Access-We have implemented a network architecture providing exceptional quality and consistency in Internet services, making us the recognized backbone leader in the Oklahoma Internet service provider industry. We offer unlimited, unrestricted and reliable Internet access at a low monthly price. We have designed our network such that our users never have to worry about busy signals due to a lack of available modems. Dial-up access is available for the following modem speeds: 14.4K, 28.8K, 33.6K, K56Flex, 56K V.90, v.92 MOH, ISDN 64K and ISDN 128K. Our dial-up access supports all major platforms and operating systems, including MS Windows, UNIX®, Mac OS, OS/2 and LINUX. This allows simplified access to all Internet applications, including the World Wide Web, email, and news and file transfer protocol.

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

CLEC Operations

     Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. CLECs are new phone companies born out of the Telecommunications Act of 1996 (Telecommunications Act), which requires the incumbent local exchange carriers or ILECs, generally the regional Bell companies including SBC, to provide CLECs access to their local facilities, and to compensate CLECs for traffic originated by ILECs and terminated on the CLECs network. By adding our own telephone switch and infrastructure to the existing telephone network in March 2003, we are now able to offer certain local Internet access for dail-up services in most of Oklahoma. As a CLEC, we may subscribe to and resell all forms of local telephone service in Oklahoma. We intend to build our own network infrastructure, which we believe will reduce our current reliance upon the infrastructures of the ILECs. We believe that our CLEC status, combined with the efficiencies inherent in operating our own network, should result in lower overhead costs and a more predictable infrastructure, both of which should be to the benefit of our customers.

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

     The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service and our business-to-business network design, connectivity, domain and Web hosting businesses. At December 31, 2004 FullTel provided us with local telephone access in approximately 229 cities. However, our ability to fully take advantage of these opportunities will be dependent upon the availability of additional capital.

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

     Our Internet operations are not currently subject to direct regulation by the FCC or any other U.S. governmental agency, other than regulations applicable to businesses generally. However, the FCC continues to review its regulatory position on the usage of the basic network and communications facilities by Internet service providers. Although in an April 1998 Report, the FCC determined that Internet service providers should not be treated as telecommunications carriers and therefore should not be regulated, it is expected that future Internet service provider regulatory status will continue to be uncertain. Indeed, in that report, the FCC concluded that certain services offered over the Internet, such as phone-to-phone Internet telephony, may be functionally indistinguishable from traditional telecommunications service offerings, and their non-regulated status may have to be reexamined.

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

     In addition to our Internet service provider operations, we have recently focused attention on acquiring telecommunications assets and facilities, which is a regulated activity. Fulltel, our subsidiary, has received competitive local exchange carrier or CLEC certification in Oklahoma, and an important part of our growth strategy is obtaining CLEC certification in certain other states. The Telecommunications Act requires CLECs not to prohibit or unduly restrict resale of their services; to provide dialing parity, number portability, and nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listings; to afford access to poles, ducts, conduits, and rights-of-way; and to establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic. In addition to federal regulation of CLECs, the states also impose regulatory obligations upon CLECs. While these obligations vary from state to state, most states require CLECs to file a tariff for their services and charges; require CLECs to charge just and reasonable rates for their services, and not to discriminate among similarly-situated customers; to file periodic reports and pay certain fees; and to comply with certain services standards and consumer protection laws. As a provider of domestic basic telecommunications services, particularly competitive local exchange services, we could become subject to further regulation by the FCC and/or another regulatory agency, including state and local entities.

     The Telecommunications Act has caused fundamental changes in the markets for local exchange services. In particular, the Telecommunications Act and the related FCC promulgated rules mandate competition in local markets and require that ILECs interconnect with CLECs. Under the provisions of the Telecommunications Act, the FCC and state public utility commissions share jurisdiction over the implementation of local competition: the FCC was required to promulgate general rules and the state commissions were required to arbitrate and approve individual interconnection agreements. The courts have generally upheld the FCC in its promulgation of rules, including a January 25, 1999 U.S. Supreme Court ruling which determined that the FCC has jurisdiction to promulgate national rules in pricing for interconnection.

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

     An important issue for CLECs is the right to receive reciprocal compensation for the transport and termination of Internet traffic. We believe that, under the Telecommunications Act, CLECs are entitled to receive reciprocal compensation from ILECs. However, some ILECs have disputed payment of reciprocal compensation for Internet traffic, arguing that Internet service provider traffic is not local traffic. Most states have required ILECs to pay CLECs reciprocal compensation. However, in October 1998, the FCC determined that dedicated digital subscriber line service is an interstate service and properly tariffed at the interstate level. In February 1999, the FCC concluded that at least a substantial portion of dial-up Internet service provider traffic is jurisdictionally interstate. The FCC also concluded that its jurisdictional decision does not alter the exemption from access charges currently enjoyed by Internet service providers. The FCC established a proceeding to consider an appropriate compensation mechanism for interstate Internet traffic. Pending the adoption of that mechanism, the FCC saw no reason to interfere with existing interconnection agreements and reciprocal compensation arrangements. The FCC order has been appealed. In addition, there is a risk that state public utility commissions that have previously considered this issue and ordered the payment of reciprocal compensation by the ILECs to the CLECs may be asked by the ILECs to revisit their determinations, or may revisit their determinations on their own motion. To date, at least one ILEC has filed suit seeking a refund from a carrier of reciprocal compensation that the ILEC had paid to that carrier. There can be no assurance that any future court, state regulatory or FCC decision on this matter will favor our position. An unfavorable result may have an adverse impact on our potential future revenues as a CLEC. We have billed, collected and are continuing to bill reciprocal compensation. However, continuance of this revenue stream is subject to ongoing regulation. Reciprocal compensation is unlikely to be a significant or a long-term revenue source for us.

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

     Dependence on Key Personnel. Our success depends in large part upon the continued successful performance of our current executive officers and key employees, Messrs. Timothy J. Kilkenny, Roger P. Baresel and Jason C. Ayers, for our continued research, development, marketing and operation. Although we have employed, and will employ in the future, additional qualified employees as well as retaining consultants having significant experience, if Messrs. Kilkenny, Baresel or Ayers fail to perform any of their duties for any reason whatsoever, our ability to market, operate and support our products/services will be adversely affected. While we are located in areas where the available pool of people is substantial, there is also significant competition for qualified personnel.

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

Customers

     In 2004 and 2003, we had one customer that represented 30% and 33%, respectively, of our gross revenues. In June 2000, pursuant to an agreement that ends on December 31, 2005, we began providing co-location services to KMC Telecom V, Inc. (“KMC”), a facilities-based competitive local exchange carrier. Under the terms of this agreement, we receive $42,275 per month to provide co-location and support services for KMC’s telecommunications equipment at our network operations center in Oklahoma City, Oklahoma. KMC has notified us that they will not renew their contract. Therefore we will experience a loss of this revenue without a corresponding reduction in expense.

Employees

     As of December 31, 2004, we had 14 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.

Item 2. Description of Property

     We maintain our executive office in approximately 13,000 square feet at 201 Robert S. Kerr Avenue, suite 210 in Oklahoma City, at an effective annual rental rate of $10.20 per square foot. These premises are occupied pursuant to a ten-year lease that expires December 31, 2009.

Item 3. Legal Proceedings

     As a telecommunications company, we are effected by regulatory proceedings in the ordinary course of our business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). For example, we along with many other telecommunications companies in Oklahoma are currently a party to one or more proceeding before the OCC relating to the terms of our interconnection agreement with SBC Communications and an anticipated successor to this interconnection agreement. These proceedings were initiated due to the unreasonable changes that SBC was proposing be incorporated in the successor interconnection agreement. The regulatory proceeding concerning the terms of our interconnection agreement with SBC Communication, which is based upon their standard interconnection agreement, and the anticipated successor thereto is ongoing and is not expected to conclude until either late this year or early next year. We cannot anticipate the outcome of this regulatory proceeding at this time but a negative outcome with any of these regulatory proceedings could have a material adverse effect on our business, financial condition or results of operations.

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

	Common Stock
	Closing Sale Prices
	High	Low
2004 –Calendar Quarter Ended:
March 31	$.05	$.05
June 30.04		.04
September 30.05		.05
December 31.07		.05

2003 –Calendar Quarter Ended:
March 31	$.06	$.06
June 30.04		.04
September 30.05		.05
December 31.05		.05

Number of stockholders

     The number of beneficial holders of record of our common stock as of the close of business on March 25, 2005 was approximately 109.

Dividend Policy

     To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table sets forth as of December 31, 2004, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans that have been approved by our shareholders. All of our outstanding stock option grants and warrants were pursuant to individual compensation arrangements and exercisable for the purchase of our common stock shares.

Number of
Securities
		Weighted-	Remaining
	Number of	Average	Available for
	Shares	Exercise Price	Future
	Underlying	of	Issuance under
	Unexercised	Outstanding	Equity
	Options	Options and	Compensation
Plan Category	and Warrants	Warrants	Plans(1)
Equity compensation plans approved by our shareholders:
None	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors	—	$—	—
Stock options granted to employees	3,014,700	$.43	—
Warrants and certain stock options issued to non-employees	402,000	$.39	—

Total	3,416,700	$.43	—

Recent Sales of Unregistered Securities

     During October 2004, we issued 10,000 shares of common stock as part of a settlement of a note payable. This offering was pursuant to Rule 506 of Regulation D of the Securities Act, and no commissions and fees were paid.

     During December 2003, we issued 50,000 shares of common stock as a result of the exercise of an option at a price of $.04 per share. This offering was pursuant to Rule 506 of Regulation D of the Securities Act, and no commissions and fees were paid.

     With respect to each of the foregoing common stock transactions, we relied on Sections 4(2) and 3(b) of the Securities Act of 1933 and applicable registration exemptions of Rules 504 and 506 of Regulation D and applicable state securities laws.

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

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of revenues for the years ended December 31, 2004 and 2003:

	For the Years Ended December 31,
	2004		2003
	Amount	Percent	Amount	Percent
Revenues:

Access service revenues	$898,973	40.0%	$990,769	46.7%
Co-location and other revenues	1,361,795	60.0	1,131,113	53.3

Total revenues	2,260,768	100.0	2,121,882	100.0

Cost of access service revenues	231,274	10.2	518,049	24.4
Cost of co-location and other revenues	114,517	5.1	109,914	5.2
Selling, general and administrative expenses	1,279,779	56.6	1,140,905	53.8
Loss (gain) on sale of assets	4,253	.2	(30,218)	(1.4)
Depreciation and amortization	403,209	17.8	467,483	22.0

Total operating costs and expenses	2,033,032	89.9	2,206,133	104.0

Income (loss) from operations	227,736	10.1	(84,251)	(4.0)

Gain on debt forgiveness	163,380	7.2	—	—
Interest expense	(165,110)	(7.3)	(594,357)	(28.0)

Income (loss) before income taxes	226,006	10.0	(678,608)	(32.0)

Income tax expense (benefit)	—	—	—	—

Net income (loss)	$226,006	10.0%	$(678,608)	(32.0)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

     Access service revenues decreased $91,796 or 9.3% to $898,973 for the year 2004 from $990,769 for the year 2003 primarily due to a 28% decline in the number of customers including the sale of approximately 5% of our customers in 2003. The decline was offset by the purchase of approximately 1,300 customers on July 30, 2004.

     Co-location and other revenues increased $230,682 or 20.4% to $1,361,795 for the year 2004 from $1,131,113 for the year 2003. This increase was primarily attributable to the addition of new customers. In addition we recorded approximately $77,000 of reciprocal compensation revenue. In June 2004, we billed SBC approximately $97,000 for reciprocal compensation (fees for terminating SBC customers’ local calls onto our network). This is the first reciprocal compensation billing that we presented to SBC and it covered the period March 1, 2003 through May 31, 2004. Subsequent to June 2004, and without explanation SBC failed to pay approximately $38,000 of the billing. We are pursuing SBC for the balance due, however there is significant uncertainty as to whether or not it will be successful. Consequently, we have established a reserve of $38,000 and have not recorded any revenue associated with the reserve. Upon the ultimate resolution of our challenge, we will recognize the associated revenue, if any. On a going forward basis we do not believe that reciprocal compensation revenues will be material. We recorded $18,000 in revenue for the period of June 1, 2004 through December 31, 2004 and expect to submit this billing to SBC during April 2005.

Operating Costs and Expenses

     Cost of access service revenues decreased $286,775 or 55.4% to $231,274 for the year 2004 from $518,049 for the year 2003. This decrease was primarily due to the restructuring of our network in order to operate in a more cost effective manner. During 2003 we received approximately $76,000 in back billings from SBC. During 2004, we received a credit on these billings of approximately $13,000. On September 30, 2004 we signed a settlement agreement with SBC and recorded a gain on debt settlement of $55,099.

     Cost of co-location and other revenues remained relatively stable at $114,517 for the year 2004 compared to $109,914 for the year 2003. Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 8.4% from 9.7% primarily as a result of being able to generate more revenue from our existing co-location facility.

     Selling, general and administrative expenses increased $138,874 or 12.2% to $1,279,779 for the year 2004 from $1,140,905 for the year 2003. This increase was primarily due to an increase in employee costs. Employee costs increased $102,204 for the year 2004 from 2003. This increase was primarily due to increases in health insurance costs and annual wage increases $26,937 and $44,285, respectively. During 2004, the Board of Directors approved a modification of the vacation policy to provide for the accumulation of unused vacation hours earned by the executive officers. The amount of unused vacation recorded during 2004 was $20,977. Selling, general and administrative expenses as a percentage of total revenues increased to 56.6% during 2004 from 53.8% during 2003.

     During 2004, we recorded a loss on sale of assets of $4,253 that was primarily attributable to the trade-in of equipment. During 2003 we recorded a gain on sale of assets of $30,218 primarily attributable to the sale of a block of our access service revenue business located in a part of Oklahoma that was outside our primary geographic area of focus.

     Depreciation and amortization expense decreased $64,274 or 13.7% to $403,209 for the year 2004 from $467,483 for the year 2003. In January 2002, upon initially applying SFAS 142 we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the years ended December 31, 2004 and 2003 relating to intangible assets was $150,914 and $236,791, respectively.

Gain on Debt Forgiveness

     During the year 2004, we negotiated and settled the following liabilities for less than their carrying values.

	Carrying	Settlement
	Value	Amount	Gain
Notes payable including accrued interest	$96,208	$36,536	$59,672
Accounts payable	115,519	17,474	98,045
Accrued liabilities	5,663	—	5,663

Total	$217,390	$54,010	$163,380

Interest Expense

     Interest expense decreased $429,247 or 72.2% to $165,110 for the year ended December 31, 2004 from $594,357 for the year 2003. This decrease was primarily attributable to the decrease in amortization of the discount on our convertible promissory notes payable. Pursuant to the provisions of the convertible promissory notes, the conversion price decreased from $.63 at December 31, 2002 to $.49 at December 31, 2003 and 2004. Reductions in conversion price were recognized as an interest expense at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. The majority of these convertible promissory notes matured in 2003 and the remaining note matured in March 2004. Therefore no additional interest from these conversion prices will be recognized.

Liquidity and Capital Resources

     As of December 31, 2004, we had $12,226 in cash and $2,211,348 in current liabilities, including $187,194 of deferred revenues that will not require settlement in cash.

     At December 31, 2004, we had a deficit working capital of $2,058,101, while at December 31, 2003 we had a deficit working capital of $2,300,220. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

     As of December 31, 2004, $310,029 of the $317,378 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts. At December 31, 2004, we had outstanding principal and interest owed on matured notes totaling $1,131,244. We have not made payment or negotiated an extension of the notes and the lenders have not made any demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.

     In addition, during the years ended December 31, 2004 and 2003, we had one customer that comprised approximately 30% and 33%, respectively, of total revenues. The contract pursuant to which we provide services to this customer expires on

December 31, 2005. This customer has notified us that they will not renew their contract. Therefore, we will experience a loss of this revenue without a corresponding reduction in expense.

	For the Years Ended December 31,
	2004	2003
Net cash flows provided by operations	$608,208	$209,413
Net cash flows (used in) provided by investing activities	(252,362)	12,103
Net cash flows used in financing activities	(355,100)	(236,991)

     Cash used for the purchases of equipment was $205,112 and $45,159, respectively, for the years ended December 31, 2004 and 2003. Cash provided by the sales of surplus equipment and furniture was $8,670 for 2004. Cash provided during 2003 of $57,262 was primarily related to the sale of a block of our access service revenue business that was located in a part of Oklahoma that was outside our primarily geographic area of focus. Cash used for the CWIS asset purchase was $55,920 during 2004.

     Cash used for principal payments on notes payable and capital lease obligations was $355,100 and $236,991, respectively, for the years ended December 31, 2004 and 2003.

     The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, and debt service. Our principal capital expenditure requirements will include:

o	mergers and acquisitions and

o	further development of operations support systems and other automated back office systems

     Because our cost of developing new networks and services, funding other strategic initiatives, and operating our business depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will materially vary from expected amounts and these variations are likely to increase our future capital requirements. Our current cash balances will not be sufficient to fund our current business plan beyond a few months. As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity needs. There is no assurance that we will be able to obtain additional capital on satisfactory terms or at all or on terms that will not dilute our shareholders’ interests.

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

Certain Accounting Matters

     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R – Share-Based Payment. The standard amends SFAS No. 123 – Accounting for Stock Based Compensation and supersedes APB No. 25 – Accounting for Stock Issued to Employees. SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. FAS No. 123R eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. FAS No. 123R will be effective for us for the first interim or annual reporting period beginning after December 31, 2005. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and recognize no compensation cost for employee stock options. Accordingly, the provisions of FAS No. 123R will reduce earnings upon adoption. We will adopt FAS No. 123R within the prescribed time and are currently reviewing the provisions to determine its impact on the financial statements.

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

Item 8A. Controls and Procedures

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

     Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this report, concluded that our disclosure controls and procedures and internal controls over financial reporting were fully effective during and as of the last day of the period covered by this report and reported to our auditors and the audit committee of our board of directors that no change in our disclosure controls and procedures and internal control over financial reporting occurred during the period covered by this report that would materially affected or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation. Because no significant deficiencies or material weaknesses were discovered, no corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.

Item 8B. Other Information

     As of the date of this report, we do not have any information required to be reported on Form 8-K during the three months ended December 31, 2004.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

     The following information is furnished as of March 25, 2005 for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of two members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Position
Timothy J. Kilkenny	46	Chairman of the Board of Directors and CEO
Roger P. Baresel	49	Director, President, Chief Financial Officer and Secretary
Jason C. Ayers	30	Vice President of Operations
Patricia R. Shurley	48	Vice President of Finance
Michael D. Tomas	32	Vice President of Technology

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

     Patricia R. Shurley has been our Vice President of Finance since May 2001. Prior to that she served for three years as the Controller for Advantage Marketing Systems, Inc., a publicly-held company engaged in the multi-level marketing of healthcare and dietary supplements. Prior to that she was self-employed and owned an accounting practice. She graduated from the University of Central Oklahoma in Edmond, Oklahoma with a BS degree in Accounting and is a certified public accountant.

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

Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Requirements

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission (“SEC”) and each exchange on which our securities are listed, reports of ownership and subsequent changes in ownership of our common stock and our other securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during 2004 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met, except for the late filing of one Form 4 by Jason C. Ayers.

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

Item 10. Executive Compensation

     The following table sets forth, for the last three fiscal years, the cash compensation paid by us to our Chairman and Chief Executive Officer (the “Named Executive Officer”). None of our executive officers earned annual compensation in excess of $100,000 during fiscal 2004.

						Long-Term
		Annual Compensation				Compensation
						Securities
						Underlying
						Options and
	Fiscal			Other		Warrants
Name and Principal Position	Year	Salary		Compensation		(#) (1)
Timothy J. Kilkenny	2004	$81,413	(2)	$17,130	(4)	—
Chairman and CEO	2003	80,717	(3)	14,986	(5)	452,000
	2002	75,000	(3)	12,614	(6)	80,000

(1)	Options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant.

(2)	Includes $20,833 of deferred compensation.

(3)	Includes $25,000 of deferred compensation.

(4)	Represents $8,400 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,995 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, and $6,735 of insurance premiums paid by us for the benefit of Mr. Kilkenny.

(5)	Represents $8,400 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,030 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, and $5,556 of insurance premiums paid by us for the benefit of Mr. Kilkenny.

(6)	Represents $6,331 of expense reimbursement for business use of Mr. Kilkenny’s automobile and $6,283 of insurance premiums paid by us for the benefit of Mr. Kilkenny. We also provided use of an automobile to Mr. Kilkenny for a portion of the year, the value of which is not greater than $5,000 annually.

Stock Options Granted

     We do not have a written stock option plan. However, the Board of Directors granted to our employees stock options exercisable for the purchase of 118,000 shares of our common stock during 2004. No stock options were granted to Mr. Kilkenny during 2004.

     All options granted during 2004 are nonqualified stock options. During 2004, an aggregate of 118,000 options were granted outside of a formal plan to employees. Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.

2004 Year End Option Values

     The following table sets forth information related to the exercise of stock options during 2004 and the number and value of options held by the following Named Executive Officer at December 31, 2004. During 2004, the Named Executive Officer did not exercise any options, nor did we reprice any outstanding options. For the purposes of this table, the “value” of an option is the difference between the estimated fair market value at December 31, 2004 of the shares of common stock subject to the option and the aggregate exercise price of such option.

	Number of Unexercised		Value of Unexercised In-the-
	Options at		Money Options at
	December 31, 2004		December 31, 2004 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Timothy J. Kilkenny	614,000	100,000	$12,160	$3,000
Chairman and CEO

(1)	Based on the December 31, 2004 estimated fair value of our common stock of $.07 per share.

Director Compensation

     During the fiscal year ended December 31, 2004, our directors did not receive any compensation for serving in such capacities.

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

     We do not maintain any keyman insurance covering the death or disability of our executive officers. However, Mr. Kilkenny’s life insurance carries a death benefit which would pay the three bank notes payable totaling $291,390 at December 31, 2004, each of which he personally guaranteed.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership

     The following table sets forth information as of March 25, 2005, concerning the beneficial ownership of our Common Stock by each person (other than our directors and executive officers) who is known by us to own more than 5% of the outstanding shares of our Common Stock. The information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the Securities and Exchange Commission or other information provided to us by the beneficial owner or our stock transfer agent.

	Common Stock
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Generation Capital Associates (2)	707,608	9.9%
Rupinder Sidu (3)	628,685	9.0%
Peter Rettman (4)	522,389	7.4%
Karen Gustafson & Greg Kusnick(5)	503,981	7.2%
Greg Lowney & Maryanne Snyder (6)	503,981	7.2%
Laura L. Kilkenny (7)	465,000	6.9%
Rene Miville (8)	441,518	6.6%

(1)	Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 6,723,135 outstanding shares of common stock as of March 25, 2005.

(2)	Generation Capital Associates’ address is 1085 Riverside Trace, Atlanta, GA 30328. Generation Capital Associates holds 267,608 shares of our common stock. The number of shares includes 440,000 shares of our common stock that are subject to currently exercisable common stock purchase warrants. Amounts shown do not include 150,000 shares of our common stock that are subject to common stock purchase warrants that are not currently exercisable because they contain a provision prohibiting their exercise to the extent that they would increase Generation Capital Associates’ percentage ownership beyond 9.9% of our outstanding shares of common stock.

(3)	Rupinder Sidu’s address is 10229 Tavistock Road, Orlando, FL 32827. Mr. Sidu holds 344,018 shares of our common stock. The number of shares includes 284,667 shares of our common stock that are subject to currently exercisable common stock purchase warrants.

(4)	Peter Rettman’s address is 3700 W. Lawton Street, Seattle, WA 98199. Mr. Rettman holds 163,078 shares of our common stock. The number of shares includes 206,250 shares of our common stock that are subject to currently exercisable common stock purchase warrants and 153,061 shares of our common stock that are subject to a currently convertible promissory note.

(5)	Karen Gustafson & Greg Kusnick’s address is P.O. Box 22443, Seattle, WA 98112. Ms. Gustafson & Mr. Kusnick hold 155,129 shares of our common stock. The number of shares includes 93,750 shares of our common stock that are subject to currently exercisable common stock purchase warrants and 255,102 shares of our common stock that are subject to a currently convertible promissory note.

(6)	Greg Lowney & Maryanne Snyder’s address is 15207 N.E. 68th Street, Redmond, WA 98052. Mr. Lowney & Ms. Snyder hold 155,129 shares of our common stock. The number of shares includes 93,750 shares of our common stock that are subject to currently exercisable common stock purchase warrants and 255,102 shares of our common stock that are subject to a currently convertible promissory note.

(7)	Laura L. Kilkenny’s address is 3160 Long Dr., Newcastle, OK 73065. Ms. Kilkenny is the ex-wife of Timothy J. Kilkenny, our Chairman of the Board and Chief Executive Officer. Ms. Kilkenny holds 415,000 shares of our common stock. The number of shares includes 50,000 shares of our common stock that are subject to currently exercisable common stock purchase options.

(8)	Rene Miville’s address is 17081 Captive Drive, P.O. Box 9, Captiva Island, FL 33924. Ms. Miville holds 441,518 shares of our common stock.

     The following table sets forth information as of March 25, 2005, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 9. Directors and Executive Officers, Promoters and Control Persons” and all of our directors and executive officers as a group. There are no family relationships amongst our executive officers and directors. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock
	Beneficially Owned
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Timothy J. Kilkenny* (2)(3)	1,629,000	22.3%
Roger P. Baresel* (2)(4)	537,862	7.6%
Jason C. Ayers (2)(5)	252,795	3.7%
Patricia R. Shurley (2)(6)	242,000	3.5%
Michael D. Tomas (2)(7)	210,000	3.1%
All executive officers and directors as a group (5 persons)	2,871,657	40.2%

*	Director

(1)	Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 6,723,135 shares being outstanding at March 25, 2005.

(2)	Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.

(3)	Timothy J. Kilkenny holds 1,015,000 shares of our common stock. The number of shares includes 614,000 shares of our common stock that are subject to currently exercisable stock options held by Mr. Kilkenny. Amounts shown do not include options, held by Mr. Kilkenny, to purchase 100,000 shares of our common stock exercisable at $.04 per share beginning October 9, 2005.

(4)	Roger P. Baresel and Judith A. Baresel, husband and wife, hold 34,408 and 92,659 shares of our common stock, respectively. They hold 31,250 shares of our common stock as joint tenants. The number of shares includes 148,745 shares of our common stock subject to currently exercisable stock options held by Mr. Baresel, 218,300 shares of our common stock subject to currently exercisable stock options held by Mrs. Baresel, and 12,500 currently exercisable common stock purchase warrants held jointly. Amounts shown do not include options, held by Mr. Baresel, to purchase 50,000 shares of our common stock exercisable at $.04 per share beginning October 9, 2005.

(5)	Jason C. Ayers holds 25,865 shares of our common stock. The number of shares includes 226,930 shares of our common stock that are subject to currently exercisable common stock options held by Mr. Ayers. Amounts shown do not include options, held by Mr. Ayers, to purchase 3,000 shares exercisable at $.08 per share beginning June 4, 2005, 50,000 shares of our common stock exercisable at $.04 per share beginning June 27, 2005 and 100,000 shares of our common stock exercisable at $.05 per share beginning December 21, 2005.

(6)	The number of shares includes 242,000 shares of our common stock that are subject to currently exercisable common stock purchase options held by Ms. Shurley. Amounts shown do not include options to purchase 50,000 shares of our common stock exercisable at $.04 per share beginning May 16, 2006.

(7)	The number of shares includes 210,000 shares of our common stock that are subject to currently exercisable common stock purchase options held by Mr. Tomas. Amounts shown do not include options to purchase 50,000 shares of our common stock exercisable at $.04 per share beginning October 9, 2005.

Item 12. Certain Relationships and Related Transactions

     We are in default on an operating lease for certain equipment which is leased from one of our significant shareholders who also holds a $320,000 interim loan which is also in default (see Note E – Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments and at December 31, 2004 had recorded $145,921 in unpaid lease payments. The lessor has not made any demands.

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

Item 13. Exhibits

(a)	The following exhibits are filed as part of this Report:

Exhibit
Number	Exhibit
3.1	Certificate of Incorporation, as amended (filed as Exhibit 2.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

3.2	Bylaws (filed as Exhibit 2.2 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference)	#

4.1	Specimen Certificate of Registrant’s Common Stock (filed as Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).	#

4.2	Certificate of Correction to the Amended Certificate of Incorporation and the Ninth Section of the Certificate of Incorporation (filed as Exhibit 2.1 to Registrant’s Registration Statement on form 10-SB, file number 000-27031 and incorporated by reference).	#

4.3	Certificate of Correction to Articles II and V of Registrant’s Bylaws (filed as Exhibit 2.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

4.4	Form of Warrant Agreement for Interim Financing in the amount of $505,000 (filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.5	Form of Warrant Certificate for Florida Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

Exhibit
Number	Exhibit
4.6	Form of Promissory Note for Florida Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.7	Form of Warrant Certificate for Georgia Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.8	Form of Promissory Note for Georgia Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.5 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.9	Form of Warrant Certificate for Illinois Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.6 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.10	Form of Promissory Note for Illinois Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.7 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.11	Form of Warrant Agreement for Interim Financing in the amount of $500,000 (filed as Exhibit 4.8 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.12	Form of Warrant Certificate for Interim Financing in the amount of $500,000 (filed as Exhibit 4.9 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.13	Form of Promissory Note for Interim Financing in the amount of $500,000 (filed as Exhibit 4.10 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.14	Form of Convertible Promissory Note for September 29, 2000, private placement (filed as Exhibit 4.13 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference).	#

4.15	Form of Warrant Agreement for September 29, 2000, private placement (filed as Exhibit 4.13 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference).	#

4.16	Form of 2001 Exchange Warrant Agreement (filed as Exhibit 4.16 to Registrant’s Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference)	#

4.17	Form of 2001 Exchange Warrant Certificate (filed as Exhibit 4.17 to Registrant’s Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference)	#

10.1	Financial Advisory Services Agreement between the Company and National Securities Corporation, dated September 17, 1999 (filed as Exhibit 10.1 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).	#

10.2	Lease Agreement between the Company and BOK Plaza Associates, LLC, dated December 2, 1999 (filed as Exhibit 10.2 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).	#

10.3	Interconnection agreement between Registrant and Southwestern Bell dated March 19, 1999 (filed as Exhibit 6.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

10.4	Stock Purchase Agreement between the Company and Animus Communications, Inc. (filed as Exhibit 6.2 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

Exhibit
Number	Exhibit
10.5	Registrar Accreditation Agreement effective February 8, 2000, by and between Internet Corporation for Assigned Names and Numbers and FullWeb, Inc. d/b/a FullNic f/k/a Animus Communications, Inc. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

10.6	Master License Agreement For KMC Telecom V, Inc., dated June 20, 2000, by and between FullNet Communications, Inc. and KMC Telecom V, Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).	#

10.7	Domain Registrar Project Completion Agreement, dated May 10, 2000, by and between FullNet Communications, Inc., FullWeb, Inc. d/b/a FullNic and Think Capital (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).	#

10.8	Amendment to Financial Advisory Services Agreement between Registrant and National Securities Corporation, dated April 21, 2000 (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).	#

10.9	Asset Purchase Agreement dated June 2, 2000, by and between FullNet of Nowata and FullNet Communications, Inc. (filed as Exhibit 99.1 to Registrant’s Form 8-K filed on June 20, 2000 and incorporated herein by reference).	#

10.10	Asset Purchase Agreement dated February 4, 2000, by and between FullNet of Bartlesville and FullNet Communications, Inc. (filed as Exhibit 2.1 to Registrant’s Form 8-K filed on February 18, 2000 and incorporated herein by reference).	#

10.11	Agreement and Plan of Merger Among FullNet Communications, Inc., FullNet, Inc. and Harvest Communications, Inc. dated February 29, 2000 (filed as Exhibit 2.1 to Registrant’s Form 8-K filed on March 10, 2000 and incorporated herein by reference).	#

10.12	Asset Purchase Agreement dated January 25, 2000, by and between FullNet of Tahlequah, and FullNet Communications, Inc. (filed as Exhibit 2.1 to Registrant’s Form 8-K filed on February 9, 2000 and incorporated herein by reference).	#

10.13	Promissory Note dated August 2, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.13 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.14	Warrant Agreement dated August 2, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.14 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.15	Warrant Certificate dated August 2, 2000 issued to Timothy J. Kilkenny (filed as Exhibit 10.15 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.16	Stock Option Agreement dated December 8, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.16 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.17	Warrant Agreement dated November 9, 2000, issued to Roger P. Baresel (filed as Exhibit 10.17 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.18	Warrant Agreement dated December 29, 2000, issued to Roger P. Baresel (filed as Exhibit 10.18 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.19	Stock Option Agreement dated February 29, 2000, issued to Wallace L Walcher (filed as Exhibit 10.19 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.20	Stock Option Agreement dated February 17, 1999, issued to Timothy J. Kilkenny (filed as Exhibit 3.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

10.21	Stock Option Agreement dated October 19, 1999, issued to Wesdon C. Peacock (filed as Exhibit 10.21 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

Exhibit
Number	Exhibit
10.22	Stock Option Agreement dated April 14, 2000, issued to Jason C. Ayers (filed as Exhibit 10.22 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.23	Stock Option Agreement dated May 1, 2000, issued to B. Don Turner (filed as Exhibit 10.23 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.24	Form of Stock Option Agreement dated December 8, 2000, issued to Jason C. Ayers, Wesdon C. Peacock, B. Don Turner and Wallace L. Walcher (filed as Exhibit 10.24 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.25	Warrant Certificate Dated November 9, 2000, issued to Roger P. Baresel (filed as Exhibit 10.25 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.26	Warrant Certificate Dated November 9, 2000, issued to Roger P. Baresel (filed as Exhibit 10.26 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.27	Warrant Certificate Dated December 29, 2000, issued to Roger P. Baresel (filed as Exhibit 10.27 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.28	Stock Option Agreement dated October 13, 2000, issued to Roger P. Baresel (filed as Exhibit 10.28 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.29	Stock Option Agreement dated October 12, 1999, issued to Travis Lane (filed as Exhibit 10.29 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.30	Promissory Note dated January 5, 2001, issued to Generation Capital Associates (filed as Exhibit 10.30 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.31	Placement Agency Agreement dated November 8, 2000 between FullNet Communications, Inc. and National Securities Corporation (filed as Exhibit 10.31 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.32	Promissory Note dated January 25, 2000, issued to Fullnet of Tahlequah, Inc.	#

10.33	Promissory Note dated February 7, 2000, issued to David Looper	#

10.34	Promissory Note dated February 29, 2000, issued to Wallace L. Walcher	#

10.35	Promissory Note dated June 2, 2000, issued to Lary Smith	#

10.36	Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C.	#

10.37	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.38	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.39	Form of Convertible Promissory Note dated September 6, 2002	#

10.40	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.41	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.42	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 30, 2003	#

10.43	Form 8-K dated January 30, 2003 reporting the change in certifying accountant	#

10.44	Form 8-K dated January 30, 2004 reporting the change in certifying accountant	#

22.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

Exhibit
Number	Exhibit
31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

#	Incorporated by reference.

*	Filed herewith.

(b)	Reports on Form 8-K

None.

Item 14. Principal Accountant Fees and Services

     On January 30, 2004, we engaged EVANS, GAITHER & ASSOCIATES, PLLC as our new independent accountants, commencing with the audit for the fiscal year ended December 31, 2003, and thereby dismissed Buxton & Cloud PC. The decision to change independent accountants was approved by our Board of Directors. The following table sets forth the aggregate fees, including expenses, billed to us for the years ended December 31, 2004 and 2003 by our principal accountant.

	2004	2003
Audit Fees – Evans, Gaither & Associates, PLLC	$33,160	$23,625
Audit Fees — Buxton & Cloud PC	—	6,071
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

     The audit fees include services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. Because our Board of Directors only consists of two directors, each of whom does not qualify as an independent director, our Board of Directors performs the functions of an audit committee. It is our policy that the Board of Directors pre-approve all audit, tax and related services. All of the services described above in this Item 14 were approved in advance by our Board of Directors. No items were approved by the Board of Directors pursuant to paragraph (c)(7)(ii)(C) of Rule 2-01 of Regulation S-X.

SIGNATURES

     Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
FULLNET COMMUNICATIONS, INC.

Date: April 15, 2005	By:	/s/ TIMOTHY J. KILKENNY

Timothy J. Kilkenny
Chief Executive Officer

Date: April 15, 2005	By:	/s/ ROGER P. BARESEL

Roger P. Baresel
President and Chief Financial and Accounting Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2005	By:	/s/ TIMOTHY J. KILKENNY

Timothy J. Kilkenny,
Chairman of the Board and Director

Date: April 15, 2005	By:	/s/ ROGER P. BARESEL

Roger P. Baresel, Director

Report of Independent Certified Public Accountants

Board of Directors
FullNet Communications, Inc.

We have audited the accompanying consolidated balance sheets of FullNet Communications, Inc. (an Oklahoma corporation) and Subsidiaries, as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FullNet Communications, Inc. and Subsidiaries, as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company’s current liabilities exceeded its current assets by $2,058,101 and its total liabilities exceeded its total assets by $1,294,497. These factors, among others, as discussed in Note A to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Evans, Gaither & Associates, PLLC

Oklahoma City, Oklahoma
March 31, 2005

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2004	2003
ASSETS

CURRENT ASSETS
Cash	$12,226	$11,480
Accounts receivable, net	59,212	29,510
Prepaid expenses and other current assets	81,809	60,163

Total current assets	153,247	101,153

PROPERTY AND EQUIPMENT, net	990,863	995,730

INTANGIBLE ASSETS, net	160,010	269,482

OTHER ASSETS	5,250	6,771

TOTAL	$1,309,370	$1,373,136

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$317,378	$464,903
Accrued and other current liabilities	725,190	548,027
Notes payable, current portion	968,825	1,184,845
Capital lease obligations, current portion	12,761	31,722
Deferred revenue	187,194	171,876

Total current liabilities	2,211,348	2,401,373

NOTES PAYABLE, less current portion	205,070	330,322

CAPITAL LEASE OBLIGATIONS, less current portion	18,825	17,325

OTHER	168,624	145,329

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 6,652,878 shares in 2004 and 6,642,878 shares in 2003	66	66
Common stock issuable, 70,257 shares in 2004 and 2003	57,596	57,596
Additional paid-in capital	8,328,004	8,327,294
Accumulated deficit	(9,680,163)	(9,906,169)

Total stockholders’ deficit	(1,294,497)	(1,521,213)

TOTAL	$1,309,370	$1,373,136

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,

	2004	2003
REVENUES
Access service revenues	$898,973	$990,769
Co-location and other revenues	1,361,795	1,131,113

Total revenues	2,260,768	2,121,882

OPERATING COSTS AND EXPENSES
Cost of access service revenues	231,274	518,049
Cost of co-location and other revenues	114,517	109,914
Selling, general and administrative expenses	1,279,779	1,140,905
Loss (gain) on sale of assets	4,253	(30,218)
Depreciation and amortization	403,209	467,483

Total operating costs and expenses	2,033,032	2,206,133

INCOME (LOSS) FROM OPERATIONS	227,736	(84,251)

GAIN ON DEBT FORGIVENESS	163,380	—
INTEREST EXPENSE	(165,110)	(594,357)

INCOME (LOSS) before income taxes	226,006	(678,608)

Income tax expense (benefit)	—	—

NET INCOME (LOSS)	$226,006	$(678,608)

Net income (loss) per common share
Basic	$.03	$(.10)

Assuming dilution	$.03	$(.10)

Weighted average number of common shares outstanding
Basic	6,715,718	6,665,218

Assuming dilution	7,799,796	6,665,218

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years ended December 31, 2004 and 2003

			Common
	Common stock		stock	Additional	Accumulated
	Shares	Amount	issuable	paid-in capital	deficit	Total

Balance at January 1, 2003	6,592,878	$66	$57,596	$8,127,293	$(9,227,561)	$(1,042,606)

Intrinsic value of beneficial conversion feature on debt	—	—	—	195,385	—	195,385

Warrants issued related to financing	—	—	—	2,403	—	2,403

Options issued in exchange for compensation	—	—	—	213	—	213

Options exercise	50,000	—	—	2,000	—	2,000

Net loss	—	—	—	—	(678,608)	(678,608)

Balance at December 31, 2003	6,642,878	$66	$57,596	$8,327,294	$(9,906,169)	$(1,521,213)

Intrinsic value of beneficial conversion feature on debt	—	—	—	210	—	210

Stock issued on debt settlement	10,000	—	—	500	—	500

Net income	—	—	—	—	226,006	226,006

Balance at December 31, 2004	6,652,878	$66	$57,596	$8,328,004	$(9,680,163)	$(1,294,497)

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$226,006	$(678,608)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	403,209	467,483
Warrants issued related to financing	—	2,403
Options and warrants issued for compensation and services	—	213
Amortization of discount and costs relating to financing	1,757	404,960
Accrued interest converted to equity	—	—
Gain on debt forgiveness	(163,380)	—
Loss (gain) on sale of assets	4,253	(30,218)
Provision for uncollectible accounts receivable	60,592	15,822
Net (increase) decrease in
Accounts receivable	(51,669)	(10,593)
Prepaid expenses and other current assets	(21,646)	(25,547)
Other assets	1,521	8,742
Net increase (decrease) in
Accounts payable – trade	(49,480)	26,731
Accrued and other liabilities	209,240	169,871
Deferred revenue	(12,195)	(141,846)

Net cash provided by operating activities	608,208	209,413

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(205,112)	(45,159)
Proceeds from sale of assets, net of closing costs	8,670	57,262
Acquisition of CWIS assets	(55,920)	—

Net cash (used in) provided by investing activities	(252,362)	12,103

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(272,118)	(173,046)
Principal payments on note payable to related party	(10,529)	(9,674)
Principal payments on capital lease obligations	(72,453)	(54,271)

Net cash used in financing activities	(355,100)	(236,991)

NET INCREASE (DECREASE) IN CASH	746	(15,475)

Cash at beginning of year	11,480	26,955

Cash at end of year	$12,226	$11,480

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$76,735	$91,826

NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through issuance of capital lease	54,992	2,723
Assets acquired through issuance of note payable	—	202,200

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE A — ORGANIZATION AND NATURE OF OPERATIONS

FullNet Communications, Inc. and Subsidiaries (the Company) is an integrated communications provider (ICP) offering integrated communications, Internet connectivity and data storage to individuals, businesses, organizations, educational institutions and governmental agencies. Through its subsidiaries, FullNet, Inc., FullTel, Inc. and FullWeb, Inc., the Company provides high quality, reliable and scalable Internet solutions designed to meet customer needs. Services offered include:

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial net losses prior to 2004. In addition, at December 31, 2004 current liabilities exceeded current assets by $2,058,101 and total liabilities exceeded total assets by $1,294,497.

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

The Company’s business plan includes, among other things, expansion of its Internet access services through mergers and acquisitions and the development of its web hosting and co-location services. Execution of the Company’s business plan will require significant capital to fund capital expenditures, working capital needs and debt service. Current cash balances will not be sufficient to fund the Company’s current business plan beyond the next few months. As a consequence, the Company is currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. The Company continues to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund the Company’s liquidity. There can be no assurance that the Company will be able to obtain additional capital on satisfactory terms, or at all, or on terms that will not dilute the shareholders’ interests.

NOTE B — SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1. Consolidation

The consolidated financial statements include the accounts of FullNet Communications, Inc. and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

2. Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. Access service revenues are recognized on a monthly basis over the life of each contract as services are provided. Contract periods range from monthly to yearly. Carrier-neutral telecommunications co-location revenues are recognized on a monthly basis over the life of the contract as services are provided. Revenue that is billed in advance of the services provided is deferred until the services are provided by the Company. Revenue related to set up charges is also deferred and amortized over the life of the contract.

In June 2004, the Company billed SBC approximately $97,000 for reciprocal compensation (fees for terminating SBC customers’ local calls onto our network). This is the first reciprocal compensation billing that the Company presented to SBC and it covered the period March 1, 2003 through May 31, 2004. Subsequent to June 2004, and without explanation SBC failed to pay approximately $38,000 of the billing. The Company is pursuing SBC for the balance due, however there is significant uncertainty as to whether or not it will be successful. Consequently, the Company has established a reserve of $38,000 and has not recorded any revenue associated with the reserve. Upon the ultimate resolution of its challenge, the Company will recognize the associated revenue, if any.

On a going forward basis the Company does not believe that reciprocal compensation revenues will be material. The Company recorded $18,000 in revenue for the period of June 1, 2004 through December 31, 2004 and expects to submit this billing to SBC during April 2005.

3. Accounts Receivable

Accounts receivable consist of the following as of December 31:

	2004	2003
Accounts receivable	$144,685	$54,393
Less allowance for doubtful accounts	(85,473)	(24,883)

	$59,212	$29,510

Accounts receivable, other than certain large customer accounts which are evaluated individually, are considered past due for purposes of determining the allowance for doubtful accounts as follows:

1 – 29 days	1.5%
30 – 59 days	30%
60 – 89 days	50%
> 90 days	100%

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

7. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following as of December 31:

	2004	2003
Accrued interest	$303,058	$226,874
Accrued deferred compensation	305,086	261,515
Accrued other liabilities	117,046	59,638

	$725,190	$548,027

Accrued net deferred compensation consists of the following as of December 31, 2004:

Accrued in:
2004	$43,571
2003	56,793
2000-2002	204,722

$305,086

All of the Company’s executive officers have voluntarily agreed to defer a portion of their compensation. This compensation is vested and is subject to payment based upon improvement in the Company’s financial condition.

During 2004, the Board approved a modification of the vacation policy to provide for the accumulation of unused vacation hours earned by the executive officers. At December 31, 2004 the amount of unused vacation earned and payable is $20,977 and is included in accrued other liabilities.

8. Income Taxes

The Company follows the liability method of accounting for income taxes. Under the liability method, deferred income taxes are provided on temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements and carry forwards that will result in taxable or deductible amounts in future years. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws. Additionally, the Company provides a valuation allowance on deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

9. Income (loss) per share

Income (loss) per share – basic is calculated by dividing net income (loss) by the weighted average number of shares of stock outstanding during the period, including shares issuable without additional consideration. Income per share – assuming dilution is calculated by dividing net income by the weighted average number of shares outstanding during the period adjusted for the effect of dilutive potential shares calculated using the treasury stock method.

	2004	2003
Numerator:
Net income (loss)	$226,006	$(678,608)
Denominator:
Weighted average shares outstanding – basic	6,715,718	6,665,218
Effect of dilutive stock options	244,932	—
Effect of dilutive warrants	839,146	—

Weighted average shares outstanding – assuming dilution	7,799,796	6,665,218

Net income (loss) per share — basic	$.03	$(.10)

Net income (loss) per share — assuming dilution	$.03	$(.10)

Stock options exercisable for the purchase of 1,554,588 common stock shares at exercise prices ranging from $.05 to $3.00 per share were outstanding for the year ended December 31, 2004, but were not included in the calculation of income per share – assuming dilution because the options were not dilutive.

Warrants exercisable for the purchase of 1,053,248 common stock shares at exercise prices ranging from $.05 to $2.77 per share were outstanding for the year ended December 31, 2004, but were not included in the calculation of income per share – assuming dilution because the warrants were not dilutive.

Convertible promissory notes convertible into 1,036,992 common stock shares at conversion prices ranging from $.15 to $.51 per share were outstanding for the year ended December 31, 2004, but were not included in the calculation of income per share – assuming dilution because the convertible notes were not dilutive.

Basic and diluted loss per share were the same for the year ended December 31, 2003 because the outstanding convertible promissory notes, stock options and warrants were not dilutive.

10. Stock Options and Warrants

The Company’s employee stock options are accounted for under APB Opinion No. 25 and related interpretations. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and income (loss) per share in 2004 and 2003 would have changed to the pro forma amounts indicated below:

	2004	2003
Net income (loss)
As reported	$226,006	$(678,608)
Pro forma	$178,616	$(805,030)

Basic income (loss) per share
As reported	$.03	$(.10)
Pro forma	$.03	$(.12)

Diluted income (loss) per share
As reported	$.03	$(.10)
Pro forma	$.02	$(.12)

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

The following weighted average assumptions were used:

	2004	2003
Risk free interest rate	4.5%	4.3%
Expected lives (in years)	5	5
Expected volatility	122.5%	132.5%
Dividend yield	0%	0%

The following table summarizes the Company’s employee stock option activity for years ended December 31, 2004 and 2003:

		Weighted Average		Weighted Average
	2004	Exercise Price	2003	Exercise Price
Options outstanding, beginning of year	2,903,366	$.45	1,589,252	$.80

Options granted during the year	118,000	.05	1,478,948	.04

Options exercised during the year	—	—	(50,000)	.04

Options cancelled during the year	(6,666)	.04	(114,834)	.16

Options outstanding, end of year	3,014,700	$.43	2,903,366	$.45

Options exercisable at end of year	2,528,535	$.51	1,549,258	$.79

Weighted average fair value of options granted during the year		$.05		$.04

The following table summarizes information about employee stock options outstanding at December 31, 2004:

	Options outstanding			Options exercisable
		Weighted-
	Number	average	Weighted-	Number	Weighted-
Range of exercise	outstanding	remaining	average exercise	exercisable at	average exercise
prices	at 12/31/04	contractual life	price	12/31/2004	price
$0.01 - $ 0.70	2,219,277	8.27 years	$0.12	1,733,112	$0.14
$1.00 - $ 1.50	671,290	5.85 years	$1.07	671,290	$1.07
$1.81 - $ 3.00	124,133	5.32 years	$2.62	124,133	$0.51

	3,014,700	7.61 years	$0.43	2,528,535	$0.51

Common Stock Warrants and Certain Stock Options – A summary of common stock purchase warrant and certain stock option activity for the years ended December 31, 2004 and 2003 follows:

Common stock warrants and certain stock options exercisable for 82,375 shares of common stock expired during 2004 (weighted average exercise price $1.71 per share).

Common stock warrants and certain stock options exercisable for 50,000 shares of common stock were issued during 2003 in connection with financing (weighted average exercise price $.01 per share).

Outstanding common stock purchase warrants and certain stock options issued to non-employees outstanding at December 31, 2004 are as follows:

Number
of shares	Exercise price	Expiration year
10,000	2.55	2005
70,000	1.00	2005
560,000	.01	2005
436,748	2.00	2006
311,000	1.00	2006
73,500	.13	2006
100,000	.11	2006
456,058	.01	2006
6,000	.12	2007
20,000	.05	2007
50,000	.01	2008
14,000	.10	2012
12,000	.08	2012

2,119,306

The following table summarizes the Company’s common stock purchase warrant and certain stock option activity for the years ended December 31, 2004 and 2003:

		Weighted Average		Weighted Average
	2004	Exercise Price	2003	Exercise Price
Warrants and certain stock options outstanding, beginning of year	2,201,681	$.68	2,151,681	$.68

Warrants and certain stock options issued during the year	—	—	50,000	.01

Warrants and certain stock options expired during the year	(82,375)	1.71	—	—

Warrants and certain stock options outstanding, end of year	2,119,306	$.62	2,201,681	$.66

11. Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. Advertising expense for the years ended December 31, 2004 and 2003 was $33,218 and $15,546, respectively.

12. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

13. Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R – Share-Based Payment. The standard amends SFAS No. 123 – Accounting for Stock Based Compensation and supersedes APB No. 25 – Accounting for Stock Issued to Employees. SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. FAS No. 123R eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. FAS No. 123R will be effective for the Company for the first interim or annual reporting period beginning after December 31, 2005. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and recognizes no compensation cost for employee stock options. Accordingly, the provisions of FAS No. 123R will reduce earnings upon adoption. The Company will adopt FAS No. 123R within the prescribed time and is currently reviewing the provisions to determine its impact on the financial statements.

14. Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

NOTE C — PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2004	2003
Computers and equipment	$1,172,768	$972,866
Leasehold improvements	930,861	921,827
Software	56,512	50,187
Furniture and fixtures	19,153	19,153

	2,179,294	1,964,033
Less accumulated depreciation	(1,188,431)	(968,303)

	$990,863	$995,730

Depreciation expense for the years ended December 31, 2004 and 2003 was $252,295 and $238,728, respectively.

NOTE D — INTANGIBLE ASSETS

Intangible assets consist primarily of acquired customer bases and covenants not to compete and relate to the purchases of certain business operations as follows:

	December 31,
	2004	2003
CWIS acquisition	$41,442	$—
LAWTONNET acquisition	65,000	65,000
SONET acquisition	42,547	42,547
IPDatacom acquisition	137,849	137,849
FOT acquisition	93,649	93,649
FOB acquisition	194,780	194,780
FON acquisition	139,650	139,650
Harvest merger	2,009,858	2,009,858
Animus acquisition	318,597	318,597
Tulsa acquisition	70,000	70,000

	3,113,372	3,071,930
Less accumulated amortization	(2,953,362)	(2,802,448)

	$160,010	$269,482

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

Amortization expense for the years ended December 31, 2004 and 2003 relating to intangible assets was $150,914 and $228,755, respectively.

NOTE E — NOTES PAYABLE

During the year ended December 31, 2004, the Company negotiated and settled a note obligation (including accrued interest) in the amount of $28,193. The Company paid $10,000 in cash and issued 10,000 shares of common stock valued at $500. This settlement generated $17,693 of forgiveness of debt income.

Notes payable consist of the following:

	December 31,	December 31,
	2004	2003
Three notes payable to a bank, payable in monthly installments aggregating $10,010, including interest ranging from 9.5% to 11.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and CEO of the Company; guaranteed by the founder and CEO of the Company; partially guaranteed by the Small Business Administration	$291,390	$394,600

Interim loan, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (1)	320,000	320,000

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and are matured at December 31, 2004 ($510,636 face amount less unamortized discount of $1,439 for 2003); (convertible into approximately 1,003,659 shares at December 31, 2004 and December 31, 2003) (2)	510,636	509,197

Note payable to an individual, payable in monthly installments of $1,277 until paid in full, including interest at a variable rate (prime plus 2.25%; 7.4% at December 31, 2004), matures September 2014; collateralized by substantially all assets acquired in conjunction with the acquisition of Harvest Communications, Inc.	9,580	23,775

Note payable to the Company’s founder and CEO, payable in monthly installments of $1,034 including interest at 8.5%, maturing May 2006; unsecured	16,289	26,818

Note payable, interest at 10%, requires monthly installments of $9,330 for 12 months then $18,209 for the remainder of the note, maturing August 2004, secured by a telephone switch (3)	—	122,818

Other notes payable	26,000	117,959

	1,173,895	1,515,167

Less current portion	968,825	1,184,845

	$205,070	$330,322

(1) This loan and accrued interest of $120,197 was past due on December 31, 2004; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.

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

Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2004 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At December 31, 2004, the outstanding principal and interest of the convertible promissory notes was $691,047.

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

Aggregate future maturities of notes payable at December 31, 2004 are as follows:

Year ending December 31
2005	$968,825
2006	107,621
2007	96,070
2008	1,379
2009	—

$1,173,895

NOTE F – LEASE AGREEMENTS

Capital Lease

The Company has one capital lease for equipment. The lease term is for 36 months and the annual lease rental payment including applicable taxes is $17,976.

The property and equipment accounts include $50,000 and $138,428 for leases that have been capitalized at December 31, 2004 and 2003, respectively. Related accumulated amortization amounted to $8,333 and $56,095 at December 31, 2004 and 2003, respectively.

The schedule of future minimum lease payments below reflects all payments under the capital lease in effect at December 31, 2004.

Year ending December 31
2005	$16,584
2006	$16,584
2007	4,146

Total minimum lease payments	$37,314
Less amount representing interest	5,728

Present value of net minimum lease payments	$31,586
Less current portion	12,761

Long-term capital lease obligations	$18,825

Operating Leases

The Company leases certain office facilities used in its operations under non-cancelable operating leases expiring in 2009. Future minimum lease payments required at December 31, 2004 under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2005	$170,284
2006	176,807
2007	183,330
2008	189,853
2009	196,376

$916,650

Rental expense for all operating leases for the years ended December 31, 2004 and 2003 was approximately $159,774 and $163,125, respectively.

The Company’s long-term non-cancelable operating lease includes scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred credit of $84,727 and $82,103 at December 31, 2004 and 2003, respectively, which is reflected in Other Long-term Liabilities on the Balance Sheet to reflect the net excess of rental expense over cash payments since inception of the lease. In addition to the base rent payments the Company pays a monthly allocation of the building’s operating expenses.

NOTE G — INCOME TAXES

The Company’s effective income tax rate on net loss differed from the federal statutory rate of 34% as follows at December 31:

	2004	2003
Income taxes at federal statutory rate	$79,000	$(230,000)
Change in valuation allowance	(70,000)	101,000
Nondeductible expenses	3,000	155,000
State income taxes, net of federal benefit	9,000	(38,000)
Effect of graduated rates	(5,000)	—
Other	(16,000)	12,000

Total tax expense	$—	$—

The components of deferred income tax assets were as follows at December 31:

	2004	2003
Deferred income tax assets
Basis difference in property and equipment and intangible assets	$364,000	$318,000
Deferred revenue	71,000	137,000
Net operating loss	1,001,000	1,090,000
Deferred compensation and other	148,000	109,000
Valuation allowance	(1,584,000)	(1,654,000)

Net deferred income tax asset	$—	$—

Change in valuation allowance	$(70,000)	$101,000

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2004, the Company has a net operating loss carry forward of approximately $2,600,000 that will expire at various dates through 2021. As such carry forward can only be used to offset future taxable income of the Company, management has provided a valuation allowance until it is more likely than not that taxable income will be generated.

NOTE H — STOCKHOLDERS’ DEFICIT

Common Stock –In September 2004, as part of a settlement of a $28,193 note payable (including accrued interest), the Company issued 10,000 shares of common stock.

Options for 50,000 shares of the Company’s common stock were exercised in December 2003 for $2,000.

NOTE I — RELATED PARTY TRANSACTIONS

The Company is in default on an operating lease for certain equipment which is leased from one of its significant shareholders who also holds a $320,000 interim loan which is also in default (see Note E – Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments and at December 31, 2004 had recorded $145,921 in unpaid lease payments. The lessor has not made any demands.

In connection with his employment, during October 2003, the Company issued stock options exercisable for the purchase of 452,000 shares of common stock to the founder and CEO of the Company of which 120,000 options were 100% vested and exercisable immediately and 182,000 options vested and became exercisable in November 2004. The remaining 150,000 options will vest and become exercisable one-third on each of the first three anniversary dates of the issuance. These options have an exercise price of $.04 per share and expire during October 2013.

In connection with his employment, during October 2003, the Company issued stock options exercisable for the purchase of 370,848 shares of common stock to the President and CFO of the Company of which 34,651 options were 100% vested and exercisable immediately and 261,197 options vested and became exercisable in November 2004. The remaining 75,000 options will vest and become exercisable one-third on each of the first three anniversary dates of the issuance. These options had an exercise price of $.04 per share and expire during October 2013.

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

NOTE L — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are held for purposes other than trading. The estimated fair value of notes payable is the discounted amount of future cash flows using the estimated current rate for similar borrowings.

	2004		2003
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial liabilities
Notes payable	$1,174,000	$1,088,000	$1,515,000	$1,406,000

NOTE M — SIGNIFICANT CUSTOMER

During the years ended December 31, 2004 and 2003, the Company had one customer that comprised approximately 30% and 33%, respectively, of total revenues. The contract pursuant to which the Company provides services to this customer expires on December 31, 2005. The customer has notified the Company that they will not renew their contract. Therefore the Company will experience a loss of this revenue without a corresponding reduction in expense.

NOTE N – CREDITOR SETTLEMENTS AND DEBT FORGIVENESS

During the year ended December 31, 2004, the Company negotiated and settled the following liabilities for less than their carrying values. The basic and diluted per share amount of the aggregate gain on debt forgiveness for the year ended December 31, 2004 was $.02.

	Carrying	Settlement
	Value	Amount	Gain
Notes payable including accrued interest	$96,208	$36,536	$59,672

Accounts payable	115,519	17,474	98,045

Accrued liabilities	5,663	—	5,663

Total	$217,390	$54,010	$163,380

NOTE O – ACQUISITION

On July 30, 2004, the Company purchased approximately 1,300 of the dial-up Internet access customers of CWIS Internet Services, Inc. (CWIS), an Oklahoma corporation. In addition to paying $25,000 at closing, the Company will pay CWIS an amount based upon the future collected revenues received from all active CWIS customers transferred at the time of closing for eighteen months following the closing. The aggregate purchase price has been allocated to the underlying net assets purchased, including an intangible asset, which consists of the acquired customer base, based on their estimated fair values at the acquisition date. The intangible asset is being amortized based on decreases of the acquired customer base. As of December 31, 2004 an additional $30,920 had been paid based on collected revenues and was recorded as an increase to the intangible asset.

NOTE P – CONTINGENCIES

As a telecommunications company, the Company is affected by regulatory proceedings in the ordinary course of its business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). For example, the Company along with many other telecommunications companies in Oklahoma is currently a party to one or more proceeding before the OCC relating to the terms of its interconnection agreement with SBC Communications and an anticipated successor to this interconnection agreement. These proceedings were initiated due to the unreasonable changes that SBC was proposing be incorporated in the successor interconnection agreement. The regulatory proceeding concerning the terms of the Company’s interconnection agreement with SBC Communication, which is based upon their standard interconnection agreement, and the anticipated successor thereto is ongoing and is not expected to conclude until early next year. The Company cannot anticipate the outcome of this regulatory proceeding at this time but a negative outcome with any of these regulatory proceedings could have a material adverse effect on its business, financial condition or results of operations.