Form 10QSB
period 2005-03-31
FULLNET COMMUNICATIONS INC
filed 2005-05-16
CIK 1092570

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to __________________________.

Commission File Number: 000-27031

FullNet Communications, Inc.

(Exact name of small business issuer as specified in its charter)

Oklahoma	73–1473361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102
(Address of principal executive offices)

(405) 236-8200
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

The number of shares outstanding of the Issuer’s Common Stock, $.00001 par value, as of May 10, 2005 was 6,723,135.

Transitional Small Business Disclosure Format (Check one):     Yes ☐         No ☑

FORM 10–QSB

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	MARCH 31,	DECEMBER 31,
	2005	2004
CURRENT ASSETS
Cash	$11,856	$12,226
Accounts receivable, net	77,408	59,212
Prepaid expenses and other current assets	69,953	81,809

Total current assets	159,217	153,247

PROPERTY AND EQUIPMENT, net	986,975	990,863

INTANGIBLE ASSETS, net	138,431	160,010

OTHER ASSETS	5,250	5,250

TOTAL	$1,289,873	$1,309,370

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$171,020	$226,252
Accounts payable – related party	164,186	91,126
Accrued and other current liabilities	749,478	725,190
Notes payable, current portion	968,091	968,825
Capital lease obligations, current portion	—	12,761
Deferred revenue	158,015	187,194

Total current liabilities	2,210,790	2,211,348

NOTES PAYABLE, less current portion	164,325	205,070

CAPITAL LEASE OBLIGATIONS, less current portion	—	18,825

OTHER	167,649	168,624

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 6,652,878 shares in 2005 and 2004	66	66
Common stock issuable, 70,257 shares in 2005 and 2004	57,596	57,596
Additional paid-in capital	8,328,004	8,328,004
Accumulated deficit	(9,638,557)	(9,680,163)

Total stockholders’ deficit	(1,252,891)	(1,294,497)

TOTAL	$1,289,873	$1,309,370

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2005	March 31, 2004
REVENUES
Access service revenues	$237,106	$209,157
Co-location and other revenues	357,686	301,460

Total revenues	594,792	510,617

OPERATING COSTS AND EXPENSES
Cost of access service revenues	66,133	50,593
Cost of co-location and other revenues	37,165	56,268
Selling, general and administrative expenses	310,552	308,072
Depreciation and amortization	106,086	96,619

Total operating costs and expenses	519,936	511,552

INCOME (LOSS) FROM OPERATIONS	74,856	(935)

INTEREST EXPENSE	(33,250)	(55,795)

INCOME (LOSS) before income taxes	41,606	(56,730)

Income tax expense (benefit)	—	—

NET INCOME (LOSS)	$41,606	$(56,730)

Net income (loss) per share -basic	$.01	$(.01)

Net income (loss) per share – assuming dilution	$.01	$(.01)

Weighted average shares outstanding – basic	6,723,135	6,713,135

Weighted average shares outstanding – assuming dilution	8,255,893	6,713,135

See accompanying notes to financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Three Months Ended March 31, 2005

			Common
	Common stock		Stock	Additional	Accumulated
	Shares	Amount	Issuable	paid-in capital	Deficit	Total

Balance at January 1, 2005	6,652,878	$66	$57,596	$8,328,004	$(9,680,163)	$(1,294,497)

Net income	—	—	—	—	41,606	41,606

Balance at March 31, 2005	6,652,878	$66	$57,596	$8,328,004	$(9,638,557)	$(1,252,891)

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$41,606	$(56,730)
Adjustments to reconcile net loss to net cash provided by operating Activities
Depreciation and amortization	106,086	96,619
Amortization of discount and costs relating to financing	—	1,757
Provision for uncollectible accounts receivable	48,244	5,122
Net (increase) decrease in
Accounts receivable	(66,440)	10,188
Prepaid expenses and other current assets	11,856	(31,582)
Other assets	—	(1,324)
Net increase (decrease) in
Accounts payable – trade	17,828	(20,810)
Accrued and other liabilities	23,313	87,715
Deferred revenue	(29,179)	5,468

Net cash provided by operating activities	153,314	96,423

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(63,753)	(13,665)
Acquisition of CWIS assets	(16,866)	—

Net cash used in investing activities	(80,619)	(13,665)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(37,686)	(57,450)
Principal payments on note payable to related party	(3,793)	(2,549)
Principal payments on capital lease obligations	(31,586)	(21,306)

Net cash used in financing activities	(73,065)	(81,305)

NET INCREASE (DECREASE) IN CASH	(370)	1,453
Cash at beginning of period	12,226	11,480

Cash at end of period	$11,856	$12,933

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$14,134	$25,038
Assets acquired through issuance of capital lease	—	54,992

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2004.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2005. Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.

2.	USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

3.	INCOME (LOSS) PER SHARE

Income (loss) per share – basic is calculated by dividing net income (loss) by the weighted average number of shares of stock outstanding during the period, including shares issuable without additional consideration. Income (loss) per share – assuming dilution is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period adjusted for the effect of dilutive potential shares calculated using the treasury stock method.

	Three Months Ended
	March 31, 2005	March 31, 2004
Numerator:
Net income	$41,606	$(56,730)
Denominator:
Weighted average shares outstanding – basic	6,723,135	6,713,135
Effect of dilutive stock options	634,207	—
Effect of dilutive warrants	898,551	—

Weighted average shares outstanding – assuming dilution	8,255,893	6,713,135

Net income (loss) per share – basic	$.01	$(.01)

Net income (loss) per share — assuming dilution	$.01	$(.01)

Stock options exercisable for the purchase of 1,193,921 common stock shares at exercise prices ranging from $.08 to $3.00 per share were outstanding for the three months ended March 31, 2005,

but were not included in the calculation of income (loss) per share – assuming dilution because the options were not dilutive.

Warrants exercisable for the purchase of 1,033,248 common stock shares at exercise prices ranging from $.08 to $2.00 per share were outstanding for the three months ended March 31, 2005, but were not included in the calculation of income (loss) per share – assuming dilution because the warrants were not dilutive.

Convertible promissory notes convertible into 1,003,659 common stock shares at a conversion price of $1.00 per share were outstanding for the three months ended March 31, 2005, but were not included in the calculation of income (loss) per share – assuming dilution because the convertible notes were not dilutive.

Basic and diluted loss per share were the same for the three months ended March 31, 2004 because there was a net loss for the period.

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

Amortization expense for the three months ended March 31, 2005 and 2004 relating to intangible assets was $38,445 and $36,445, respectively.

5.	NOTES PAYABLE

Notes payable consist of the following:

	March 31,	December 31,
	2005	2004

Three notes payable to a bank, payable in monthly installments aggregating $10,010, including interest ranging from 9.5% to 11.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and CEO of the Company; guaranteed by the founder and CEO of the Company; partially guaranteed by the Small Business Administration	$258,672	$291,390

Interim loan, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (1)	320,000	320,000

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and are matured at March 31, 2005; convertible into approximately 1,003,659 shares at March 31, 2005 and December 31, 2004) (2)	510,636	510,636

	March 31,	December 31,
	2005	2004
Note payable to an individual, payable in monthly installments of $1,277 until paid in full, including interest at a variable rate (prime plus 2.25%; 7.5% at March 31, 2005), matures September 2014; collateralized by substantially all assets acquired in conjunction with the acquisition of Harvest Communications, Inc.	4,611	9,580

Note payable to the Company’s founder and CEO, payable in monthly installments of $1,034 including interest at 8.5%, maturing May 2006; unsecured	12,497	16,289

Other notes payable	26,000	26,000

	1,132,416	1,173,895

Less current portion	968,091	968,825

	$164,325	$205,070

(1) This loan and accrued interest of $128,088 was past due on March 31, 2005; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.

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

Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At March 31, 2005, the outstanding principal and interest of the convertible promissory notes was $703,377.

On January 1, 2002, the Company recorded 11,815 shares of common stock issuable in payment of $11,815 accrued interest on a portion of the Company’s convertible promissory notes.

In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. The Company has not made payment or negotiated an extension of these notes, and the lenders have not made any demands. The Company is currently developing a plan to satisfy these notes subject to the approval of each individual note holder.

6.	COMMON STOCK OPTIONS AND WARRANTS

The Company’s employee stock options are accounted for under APB Opinion No. 25 and related interpretations. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and income (loss) per share for the three months ended March 31, 2005 and 2004 would have changed to the pro forma amounts indicated below:

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
Net income (loss)
As reported	$41,606	$(56,730)
Pro forma	$33,221	$(66,004)

Basic income (loss) per share
As reported	$.01	$(.01)
Pro forma	$.01	$(.01)

Diluted income (loss) per share
As reported	$.01	$(.01)
Pro forma	$ NIL	$(.01)

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

The following table summarizes the Company’s employee stock option activity for the three months ended March 31, 2005:

	Three Months Ended	Weighted Average
	March 31, 2005	Exercise Price

Options outstanding, beginning and end of the period	3,014,700	$.43

The following table summarizes the Company’s common stock purchase warrant and certain stock option activity for the three months ended March 31, 2005:

	Three Months Ended	Weighted Average
	March 31, 2005	Exercise Price

Warrants and certain stock options outstanding, beginning of the period	2,119,306	$.62

Warrants and certain stock options expired during the Period	(22,500)	1.14

Warrants and certain stock options outstanding, end of the period	2,096,806	$.62

7.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

8.	MANAGEMENT’S PLANS

At March 31, 2005, current liabilities exceed current assets by $2,051,573. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity.

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

On July 30, 2004, the Company purchased approximately 1,300 of the dial-up Internet access customers of CWIS Internet Services, Inc. (CWIS), an Oklahoma corporation. In addition to paying $25,000 at closing, the Company will pay CWIS an amount based upon the future collected revenues received from all active CWIS customers transferred at the time of closing for eighteen months following the closing. As of March 31, 2005 an additional $47,785 had been paid based on collected revenues.

10.	SIGNIFICANT CUSTOMER

During the three months ended March 31, 2005 and 2004, the Company had one customer that comprised approximately 28% and 34%, respectively, of total revenues. The contract pursuant to which the Company provides services to this customer expires on December 31, 2005. The customer has informally notified the Company that it will not renew this contract, therefore the Company will experience a loss of this revenue without a corresponding reduction in expense.

11.	CONTINGENCIES

As a telecommunications company, we are effected by regulatory proceedings in the ordinary course of our business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). For example, we along with many other telecommunications companies in Oklahoma are currently a party to one or more proceeding before the OCC relating to the terms of our interconnection agreement with SBC Communications and an anticipated successor to this interconnection agreement. These proceedings were initiated due to the unreasonable changes that SBC was proposing be incorporated in the successor interconnection agreement. The regulatory proceeding concerning the terms of our interconnection agreement with SBC Communication, which is based upon their standard interconnection agreement, and the anticipated successor thereto is ongoing and is expected to conclude in the second or third quarter of this year. We cannot anticipate the outcome of this regulatory proceeding at this time but a negative outcome with any of these regulatory proceedings could have a material adverse effect on our business, financial condition or results of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation

     The following discussion is qualified in its entirety by the more detailed information in our Form 10-KSB and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2004 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained herein and in such Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, such as those inherent generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”) and FullWeb, Inc. (“FullWeb”).

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

     In 1997 we continued our focus on being a backbone provider by upgrading and acquiring more equipment. We also started offering our own Internet service provider brand access and services to our wholesale customers. As of March 31, 2005, there was one Internet service provider in Oklahoma that used the FullNet brand name for whom we provide the backbone to the Internet. There was also one Internet service provider that used a private label brand name, for whom we are its access backbone and provide on an outsource basis technical support, systems management and operations. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to over 100 businesses in Oklahoma.

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

     The FullTel network operations center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service and our business-to-business network design, connectivity, domain and Web hosting businesses. At March 31, 2005 FullTel provided us with local telephone access in approximately 229 cities.

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31, 2005		March 31, 2004
	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$237,106	39.9%	$209,157	41.0%
Co-location and other revenues	357,686	60.1	301,460	59.0

Total revenues	594,792	100.0	510,617	100.0

Cost of access service revenues	66,133	11.1	50,593	9.9
Cost of co-location and other revenues	37,165	6.3	56,268	11.0
Selling, general and administrative expenses	310,552	52.2	308,072	60.4
Depreciation and amortization	106,086	17.8	96,619	18.9

Total operating costs and expenses	519,936	87.4	511,552	100.2

Income (loss) from operations	74,856	12.6	(935)	(0.2)

Interest expense	(33,250)	(5.6)	(55,795)	(10.9)

Net income (loss) before income taxes	41,606	7.0	(56,730)	(11.1)

Income tax expense (benefit)	—	—	—	—

Net income (loss)	$41,606	7.0%	$(56,730)	(11.1)%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues

     Access service revenues increased $27,949 or 13.4% to $237,106 for the three-month period ended March 31, 2005 from $209,157 for the same period in 2004 primarily due to a net increase in the number of customers attributable to the purchase of approximately 1,300 customers on July 30, 2004.

     Co-location and other revenues increased $56,226 or 18.7% to $357,686 for the three-month period ended March 31, 2005 from $301,460 for the same period in 2004. This increase was primarily attributable to the addition of new customers and reciprocal compensation revenue. For the three-month period ended March 31, 2005 we recorded $32,742 of reciprocal compensation revenue which included $19,569 arising from a change in estimate for the period of June 1, 2004 through December 31, 2004. In June 2004, we billed SBC approximately $97,000 for reciprocal compensation (fees for terminating SBC customers’ local calls onto our network). This is the first reciprocal compensation billing that we presented to SBC and it covered the period March 1, 2003 through May 31, 2004. Subsequent to June 2004, and without explanation SBC failed to pay approximately $38,000 of the billing. We are pursuing SBC for the balance due, however there is significant uncertainty as to whether or not we will be successful. Consequently, we established a reserve of $38,000 and have not recorded any revenue associated with the reserve. Upon the ultimate resolution of our challenge, we will recognize the associated revenue, if any. We will be submitting a second billing to SBC during May 2005 of approximately $84,000 which covers the period of June 1, 2004 through April 30, 2005. We will reserve approximately $31,000 of this billing and will not record any revenue associated with the reserve until such time as it is collected from SBC. On a going forward basis it is uncertain at what rate or if any reciprocal compensation will be allowed in the successor interconnection agreement.

Operating Costs and Expenses

     Cost of access service revenues increased $15,540 or 30.7% to $66,133 for the three-month period ended March 31, 2005 from $50,593 for the same period in 2004. This increase was primarily due to increased expenditures to expand and support the company’s network . Cost of access service revenues as a percentage of access service revenues increased to 27.9% during the three-month period ended March 31, 2005 compared to 24.2% during the same period in 2004.

     Cost of co-location and other revenues decreased $19,103 or 33.9% to $37,165 for the three-month period ended March 31, 2005 compared to $56,268 for the same period in 2004. This decrease was primarily due to approximately $21,000 of taxes and other telecommunications fees mandated by certain governmental agencies on certain revenues received in the year ended December 31, 2003, that we had originally concluded were not subject to these taxes and other telecommunications fees. However after consultation with legal counsel, we concluded that the revenues were subject to these taxes and other telecommunications fees and recorded the liability along with approximately $10,000 of associated penalties and interest in the first quarter of 2004. Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 10.4% during the three-month period ended March 31, 2005 compared to 18.7% during the same period in 2004.

     Selling, general and administrative expenses remained relatively stable at $310,552 for the three-month period ended March 31, 2005 compared to $308,072 for the same period in 2004. Selling, general and administrative expenses as a percentage of total revenues decreased to 52.2% during 2005 from 60.4% during 2004.

     Depreciation and amortization expense increased $9,467 or 9.8% to $106,086 for the three-month period ended March 31, 2005 from $96,619 for the same period in 2004 primarily due to additional depreciation from the addition of approximately $205,000 of equipment during the year 2004. In January 2002, upon initially applying Statement of Financial Account Standards 142, Goodwill and Intangible Assets (“SFAS 142”), we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the periods ended March 31, 2005 and 2004 relating to intangible assets was $38,445 and $36,445, respectively.

Interest Expense

     Interest expense decreased $22,545 or 40.4% to $33,250 for the three-month period ended March 31, 2005 from $55,795 for the same period in 2004. This decrease was primarily attributable to the pay-off of several high interest rate notes, leases and credit cards with interest rates ranging from 29.5% to 8.0%.

Liquidity and Capital Resources

     As of March 31, 2005, we had $11,856 in cash and $2,210,790 in current liabilities, including $158,015 of deferred revenues that will not require settlement in cash.

     At March 31, 2005, we had a deficit working capital of $2,051,573, while at December 31, 2004 we had a deficit working capital of $2,058,101. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

     As of March 31, 2005, $162,771 of the $171,020 we owed to our trade creditors and $158,098 of the $164,186 payable to a related party was past due. We have no formal agreements regarding payment of these amounts. At March 31, 2005, we had outstanding principal and interest owed on matured notes totaling $1,151,465. We have not made payment or negotiated an extension of the notes and the lenders have not made any demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.

     In addition, during the three months ended March 31, 2005 and 2004, we had one customer that comprised approximately 30% and 34%, respectively, of total revenues. The contract pursuant to which we provide services to this customer expires on December 31, 2005. The customer has informally notified us that they will not renew their contract. Therefore we will experience a loss of this revenue without a corresponding reduction in expense.

	For the Periods Ended March 31,
	2005	2004
Net cash flows provided by operations	$153,314	$96,423
Net cash flows used in investing activities	(80,619)	(13,665)
Net cash flows used in financing activities	(73,065)	(81,305)

     Cash used for the purchases of equipment was $63,753 and $13,665, respectively, for the three months ended March 31, 2005 and 2004. Cash used for the CWIS asset purchase was $16,866 for the three months ended March 31, 2005.

     Cash used for principal payments on notes payable and capital lease obligations was $73,065 and $81,305, respectively, for the three months ended March 31, 2005 and 2004.

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

Financing Activities

     On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through March 31, 2005 we had made aggregate payments of principal and interest of $35,834 on this loan. Pursuant to the terms of this loan the balance was due on December 31, 2001 and we have not made payment or negotiated an extension of the loan and the lender has not made any demands. At March 31, 2005, the outstanding principal and interest of the loan was $448,088.

     We are in default on an operating lease for certain equipment which is leased from one of our significant shareholders who also holds the $320,000 interim loan which is in default. The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments and at March 31, 2005 had recorded $164,186 in unpaid lease payments. The lessor has not made any demands.

     Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. The Company has not made payment or negotiated an extension of these notes, and the lenders have not made any demands. At March 31, 2005, the outstanding principal and interest of the convertible promissory notes was $703,377.

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

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

     As a telecommunications company, we are effected by regulatory proceedings in the ordinary course of our business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). For example, we along with many other telecommunications companies in Oklahoma are currently a party to one or more proceeding before the OCC relating to the terms of our interconnection agreement with SBC Communications and an anticipated successor to this interconnection agreement. These proceedings were initiated due to the unreasonable changes that SBC was proposing be incorporated in the successor interconnection agreement. The regulatory proceeding concerning the terms of our interconnection agreement with SBC Communication, which is based upon their standard interconnection agreement, and the anticipated successor thereto is ongoing and is expected to conclude in the second or third quarter of this year. We cannot anticipate the outcome of this regulatory proceeding at this time but a negative outcome with any of these regulatory proceedings could have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     We are in default on an interim loan that matured December 31, 2001. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Through March 31, 2005, we had made aggregate payments of principal and interest of $35,834 on this loan. At March 31, 2005, the outstanding principal and accrued interest of the loan was $448,088. We have not made payment or negotiated an extension of the loan and the lender has not made any demands.

     We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At March 31, 2005, the outstanding principal and accrued interest of the notes was $703,377. We have neither made payment nor negotiated an extension of these notes, and the lenders have not made any demands.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

     (a) The following exhibits are filed as part of this Report:

Exhibit
Number	Exhibit
3.1	Certificate of Incorporation, as amended (filed as Exhibit 2.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

3.2	Bylaws (filed as Exhibit 2.2 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference)	#

4.1	Specimen Certificate of Registrant’s Common Stock (filed as Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).	#

4.2	Certificate of Correction to the Amended Certificate of Incorporation and the Ninth Section of the Certificate of Incorporation (filed as Exhibit 2.1 to Registrant’s Registration Statement on form 10-SB, file number 000-27031 and incorporated by reference).	#

4.3	Certificate of Correction to Articles II and V of Registrant’s Bylaws (filed as Exhibit 2.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

4.4	Form of Warrant Agreement for Interim Financing in the amount of $505,000 (filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.5	Form of Warrant Certificate for Florida Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.6	Form of Promissory Note for Florida Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.7	Form of Warrant Certificate for Georgia Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.8	Form of Promissory Note for Georgia Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.5 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.9	Form of Warrant Certificate for Illinois Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.6 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.10	Form of Promissory Note for Illinois Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.7 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.11	Form of Warrant Agreement for Interim Financing in the amount of $500,000 (filed as Exhibit 4.8 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.12	Form of Warrant Certificate for Interim Financing in the amount of $500,000 (filed as Exhibit 4.9 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.13	Form of Promissory Note for Interim Financing in the amount of $500,000 (filed as Exhibit 4.10 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

Exhibit
Number	Exhibit
4.14	Form of Convertible Promissory Note for September 29, 2000, private placement (filed as Exhibit 4.13 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference).	#

4.15	Form of Warrant Agreement for September 29, 2000, private placement (filed as Exhibit 4.13 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference).	#

4.16	Form of 2001 Exchange Warrant Agreement (filed as Exhibit 4.16 to Registrant’s Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference)	#

4.17	Form of 2001 Exchange Warrant Certificate (filed as Exhibit 4.17 to Registrant’s Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference)	#

10.1	Financial Advisory Services Agreement between the Company and National Securities Corporation, dated September 17, 1999 (filed as Exhibit 10.1 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).	#

10.2	Lease Agreement between the Company and BOK Plaza Associates, LLC, dated December 2, 1999 (filed as Exhibit 10.2 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).	#

10.3	Interconnection agreement between Registrant and Southwestern Bell dated March 19, 1999 (filed as Exhibit 6.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

10.4	Stock Purchase Agreement between the Company and Animus Communications, Inc. (filed as Exhibit 6.2 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

10.5	Registrar Accreditation Agreement effective February 8, 2000, by and between Internet Corporation for Assigned Names and Numbers and FullWeb, Inc. d/b/a FullNic f/k/a Animus Communications, Inc. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

10.6	Master License Agreement For KMC Telecom V, Inc., dated June 20, 2000, by and between FullNet Communications, Inc. and KMC Telecom V, Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).	#

10.7	Domain Registrar Project Completion Agreement, dated May 10, 2000, by and between FullNet Communications, Inc., FullWeb, Inc. d/b/a FullNic and Think Capital (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).	#

10.8	Amendment to Financial Advisory Services Agreement between Registrant and National Securities Corporation, dated April 21, 2000 (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).	#

10.9	Asset Purchase Agreement dated June 2, 2000, by and between FullNet of Nowata and FullNet Communications, Inc. (filed as Exhibit 99.1 to Registrant’s Form 8-K filed on June 20, 2000 and incorporated herein by reference).	#

10.10	Asset Purchase Agreement dated February 4, 2000, by and between FullNet of Bartlesville and FullNet Communications, Inc. (filed as Exhibit 2.1 to Registrant’s Form 8-K filed on February 18, 2000 and incorporated herein by reference).	#

Exhibit
Number	Exhibit
10.11	Agreement and Plan of Merger Among FullNet Communications, Inc., FullNet, Inc. and Harvest Communications, Inc. dated February 29, 2000 (filed as Exhibit 2.1 to Registrant’s Form 8-K filed on March 10, 2000 and incorporated herein by reference).	#

10.12	Asset Purchase Agreement dated January 25, 2000, by and between FullNet of Tahlequah, and FullNet Communications, Inc. (filed as Exhibit 2.1 to Registrant’s Form 8-K filed on February 9, 2000 and incorporated herein by reference).	#

10.13	Promissory Note dated August 2, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.13 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.14	Warrant Agreement dated August 2, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.14 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.15	Warrant Certificate dated August 2, 2000 issued to Timothy J. Kilkenny (filed as Exhibit 10.15 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.16	Stock Option Agreement dated December 8, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.16 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.17	Warrant Agreement dated November 9, 2000, issued to Roger P. Baresel (filed as Exhibit 10.17 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.18	Warrant Agreement dated December 29, 2000, issued to Roger P. Baresel (filed as Exhibit 10.18 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.19	Stock Option Agreement dated February 29, 2000, issued to Wallace L Walcher (filed as Exhibit 10.19 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.20	Stock Option Agreement dated February 17, 1999, issued to Timothy J. Kilkenny (filed as Exhibit 3.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

10.21	Stock Option Agreement dated October 19, 1999, issued to Wesdon C. Peacock (filed as Exhibit 10.21 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.22	Stock Option Agreement dated April 14, 2000, issued to Jason C. Ayers (filed as Exhibit 10.22 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.23	Stock Option Agreement dated May 1, 2000, issued to B. Don Turner (filed as Exhibit 10.23 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.24	Form of Stock Option Agreement dated December 8, 2000, issued to Jason C. Ayers, Wesdon C. Peacock, B. Don Turner and Wallace L. Walcher (filed as Exhibit 10.24 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.25	Warrant Certificate Dated November 9, 2000, issued to Roger P. Baresel (filed as Exhibit 10.25 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.26	Warrant Certificate Dated November 9, 2000, issued to Roger P. Baresel (filed as Exhibit 10.26 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.27	Warrant Certificate Dated December 29, 2000, issued to Roger P. Baresel (filed as Exhibit 10.27 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.28	Stock Option Agreement dated October 13, 2000, issued to Roger P. Baresel (filed as Exhibit 10.28 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.29	Stock Option Agreement dated October 12, 1999, issued to Travis Lane (filed as Exhibit 10.29 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

Exhibit
Number	Exhibit
10.30	Promissory Note dated January 5, 2001, issued to Generation Capital Associates (filed as Exhibit 10.30 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.31	Placement Agency Agreement dated November 8, 2000 between FullNet Communications, Inc. and National Securities Corporation (filed as Exhibit 10.31 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.32	Promissory Note dated January 25, 2000, issued to Fullnet of Tahlequah, Inc.	#

10.33	Promissory Note dated February 7, 2000, issued to David Looper	#

10.34	Promissory Note dated February 29, 2000, issued to Wallace L. Walcher	#

10.35	Promissory Note dated June 2, 2000, issued to Lary Smith	#

10.36	Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C.	#

10.37	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.38	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.39	Form of Convertible Promissory Note dated September 6, 2002	#

10.40	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.41	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.42	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 30, 2003	#

10.43	Form 8-K dated January 30, 2003 reporting the change in certifying accountant	#

22.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

#	Incorporated by reference.

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
FULLNET COMMUNICATIONS, INC.

Date: May 16, 2005	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: May 16, 2005	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer