Form 10QSB
period 2005-06-30
FULLNET COMMUNICATIONS INC
filed 2005-08-15
CIK 1092570

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.
Commission File Number: 000-27031
FullNet Communications, Inc.
(Exact name of small business issuer as specified in its charter)

Oklahoma	73–1473361

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102
(Address of principal executive offices)
(405) 236-8200
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
The number of shares outstanding of the Issuer’s Common Stock, $.00001 par value, as of August 10, 2005 was 6,723,135.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

FORM 10–QSB

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$12,056	$12,226
Accounts receivable, net	59,004	59,212
Prepaid expenses and other current assets	135,331	81,809

Total current assets	206,391	153,247

PROPERTY AND EQUIPMENT, net	936,598	990,863

INTANGIBLE ASSETS, net	114,825	160,010

OTHER ASSETS	5,250	5,250

TOTAL	$1,263,064	$1,309,370

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$180,928	$171,457
Accounts payable – related party	182,451	145,921
Accrued and other current liabilities	771,583	725,190
Notes payable, current portion	920,903	968,825
Capital lease obligations, current portion	—	12,761
Deferred revenue	144,734	187,194

Total current liabilities	2,200,599	2,211,348

NOTES PAYABLE, less current portion	119,049	205,070

CAPITAL LEASE OBLIGATIONS, less current portion	—	18,825

OTHER	166,673	168,624

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 6,652,878 shares in 2005 and 2004	66	66
Common stock issuable, 70,257 shares in 2005 and 2004	57,596	57,596
Additional paid-in capital	8,328,004	8,328,004
Accumulated deficit	(9,608,923)	(9,680,163)

Total stockholders’ deficit	(1,223,257)	(1,294,497)

TOTAL	$1,263,064	$1,309,370

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended			Six Months Ended
	June 30, 2005		June 30, 2004	June 30, 2005	June 30, 2004
REVENUES
Access service revenues		$215,541	$186,202	$452,647		$395,359
Co-location and other revenues		392,323	390,224	750,009		691,684

Total revenues		607,864	576,426	1,202,656		1,087,043

OPERATING COSTS AND EXPENSES
Cost of access service revenues		72,279	52,751	138,412		103,344
Cost of co-location and other revenues		50,193	38,188	87,358		94,456
Selling, general and administrative expenses		337,472	309,864	648,024		617,936
Depreciation and amortization		104,798	99,537	210,884		196,156

Total operating costs and expenses		564,742	500,340	1,084,678		1,011,892

INCOME FROM OPERATIONS		43,122	76,086	117,978		75,151

GAIN ON DEBT FORGIVENESS		—	46,383	—		46,383
GAIN ON BAD DEBT RECOVERY, net		17,500	—	17,500		—
INTEREST EXPENSE		(30,988)	(41,809)	(64,238)		(97,604)

INCOME (LOSS) before income taxes		29,634	80,660	71,240		23,930

Income tax expense (benefit)		—	—	—		—

NET INCOME (LOSS)		$29,634	$80,660	$71,240		$23,930

Net income (loss) per share -basic	$	NIL	$.01	$.01	$	NIL

Net income (loss) per share – assuming dilution	$	NIL	$.01	$.01	$	NIL

Weighted average shares outstanding — basic		6,723,135	6,713,135	6,723,135		6,713,135

Weighted average shares outstanding – assuming dilution		8,509,533	7,720,639	8,402,262		7,807,338

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
Six Months Ended June 30, 2005

			Common
	Common stock		Stock	Additional	Accumulated
	Shares	Amount	Issuable	paid-in capital	Deficit	Total

Balance at January 1, 2005	6,652,878	$66	$57,596	$8,328,004	$(9,680,163)	$(1,294,497)

Net income	—	—	—	—	71,240	71,240

Balance at June 30, 2005	6,652,878	$66	$57,596	$8,328,004	$(9,608,923)	$(1,223,257)

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$71,240	$23,930
Adjustments to reconcile net loss to net cash provided by operating Activities
Depreciation and amortization	210,884	196,156
Amortization of discount and costs relating to financing	—	1,757
Gain on debt forgiveness	—	(46,383)
Gain on bad debt recovery	(17,500)	—
Loss on sale of assets	—	7,024
Provision for uncollectible accounts receivable	17,511	46,440
Net (increase) decrease in
Accounts receivable	196	(110,129)
Prepaid expenses and other current assets	(53,522)	(24,267)
Other assets	—	(699)
Net increase (decrease) in
Accounts payable – trade	46,001	(20,288)
Accrued and other liabilities	44,443	138,504
Deposits	—	23,938
Deferred revenue	(42,460)	5,548

Net cash provided by operating activities	276,793	241,531

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(80,038)	(45,074)
(Acquisition) sale of assets	(31,396)	5,900

Net cash used in investing activities	(111,434)	(39,174)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(117,654)	(160,034)
Principal payments on note payable to related party	(16,289)	(5,153)
Principal payments on capital lease obligations	(31,586)	(32,870)

Net cash used in financing activities	(165,529)	(198,057)

NET (DECREASE) INCREASE IN CASH	(170)	4,300

Cash at beginning of period	12,226	11,480

Cash at end of period	$12,056	$15,780

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$22,951	$42,693
Assets acquired through issuance of capital lease	—	54,992
See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

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

	Three Months Ended			Six Months Ended
	June 30, 2005		June 30, 2004	June 30, 2005	June 30, 2004
Numerator:
Net income		$29,634	$80,660	$71,240		$23,930
Denominator:
Weighted average shares outstanding – basic		6,723,135	6,713,135	6,723,135		6,713,135
Effect of dilutive stock options		859,865	180,392	763,922		253,490
Effect of dilutive warrants		926,533	827,112	915,205		840,713

Weighted average shares outstanding – assuming dilution		8,509,533	7,720,639	8,402,262		7,807,338

Net income (loss) per share — basic	$	NIL	$.01	$.01	$	NIL

Net income (loss) per share — assuming dilution	$	NIL	$.01	$.01	$	NIL

Stock options exercisable for the purchase of 1,199,921 common stock shares at exercise prices ranging from $.08 to $3.00 per share were outstanding for the three and six months ended June 30,

2005, but were not included in the calculation of income (loss) per share – assuming dilution because the options were not dilutive.

Warrants exercisable for the purchase of 1,023,248 common stock shares at exercise prices ranging from $.08 to $2.00 per share were outstanding for the three and six months ended June 30, 2005, but were not included in the calculation of income (loss) per share – assuming dilution because the warrants were not dilutive.

Convertible promissory notes convertible into 1,003,659 common stock shares at a conversion price of $1.00 per share were outstanding for the three and six months ended June 30, 2005, but were not included in the calculation of income (loss) per share – assuming dilution because the convertible notes were not dilutive.

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

Amortization expense for the three months ended June 30, 2005 and 2004 relating to intangible assets was $38,136 and $37,913, respectively. Amortization expense for the six months ended June 30, 2005 and 2004 relating to intangible assets was $76,581 and $74,359, respectively.

5.	NOTES PAYABLE

Notes payable consist of the following:

	June 30,	December 31,
	2005	2004
Note payable to a bank, payable in monthly installments of $8,768, including interest of 9.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and CEO of the Company; guaranteed by the founder and CEO of the Company; partially guaranteed by the Small Business Administration (1)	$204,316	$291,390

Interim loan, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (2)	320,000	320,000

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and are matured at June 30, 2005; convertible into approximately 1,003,659 shares at June 30, 2005 and December 31, 2004 (3)	510,636	510,636

Note payable to an individual, payable in monthly installments of $1,277 until paid in full, including interest at a variable rate (prime plus 2.25%; 7.5% at June 30, 2005), matures September 2014; collateralized by substantially all assets acquired in conjunction with the acquisition of Harvest Communications, Inc.	—	9,580

Note payable to the Company’s founder and CEO, payable in monthly installments of $1,034 including interest at 8.5%, maturing May 2006; unsecured	—	16,289

Other notes payable	5,000	26,000

	1,039,952	1,173,895

Less current portion	920,903	968,825

	$119,049	$205,070

(1)	December 31, 2004 includes three notes payable to a bank, payable in monthly installments aggregating $10,010, including interest ranging from 9.5% to 11.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and CEO of the Company; guaranteed by the founder and CEO of the Company; partially guaranteed by the Small Business Administration. Two of these notes were paid off during the quarter ending June 30, 2005.

(2)	This loan and accrued interest of $136,066 was past due on June 30, 2005; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.

(3)	During 2000 and 2001, the Company issued 11% convertible promissory notes or converted other notes payable or accounts payable to convertible promissory notes in an amount totaling

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

Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At June 30, 2005, the outstanding principal and interest of the convertible promissory notes was $719,289.

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

The Company’s employee stock options are accounted for under APB Opinion No. 25 and related interpretations. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and income (loss) per share for the three months and six months ended June 30, 2005 and 2004 would have changed to the pro forma amounts indicated below:

	Three Months Ended		Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2005		June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss)
As reported		$29,634	$80,660	$71,240		$23,930
Pro forma		$13,465	$65,240	$55,071		$8,510
Basic income (loss) per share
As reported	$	NIL	$.01	$.01	$	NIL
Pro forma	$	NIL	$.01	$.01	$	NIL
Diluted income (loss) per share
As reported	$	NIL	$.01	$.01	$	NIL
Pro forma	$	NIL	$.01	$.01	$	NIL

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

The following table summarizes the Company’s employee stock option activity for the three and six months ended June 30, 2005:

	Three Months	Weighted	Six Months	Weighted
	Ended	Average	Ended	Average Exercise
	June 30, 2005	Exercise Price	June 30, 2005	Price
Options outstanding, beginning of the period	3,014,700	$.43	3,014,700	$.43

Options issued during the period	6,000	.09	6,000	.09

Options cancelled during the period	(6,666)	(.04)	(6,666)	(.04)

Options outstanding, end of the period	3,014,034	$.43	3,014,034	$.43

The following table summarizes the Company’s common stock purchase warrant and certain stock option activity for the three and six months ended June 30, 2005:

	Three Months	Weighted	Six Months	Weighted
	Ended	Average	Ended	Average Exercise
	June 30, 2005	Exercise Price	June 30, 2005	Price
Warrants and certain stock options outstanding, beginning of the period	2,096,806	$.62	2,119,306	$.62

Warrants and certain stock options expired during the period	—	—	(22,500)	(1.14)

Warrants and certain stock options outstanding, end of the period	2,096,806	$.62	2,096,806	$.62

7.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

At June 30, 2005, current liabilities exceed current assets by $1,994,208. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity.

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

On July 30, 2004, the Company purchased approximately 1,300 of the dial-up Internet access customers of CWIS Internet Services, Inc. (CWIS), an Oklahoma corporation. In addition to paying $25,000 at closing, the Company will pay CWIS an amount based upon the future collected revenues received from all active CWIS customers transferred at the time of closing for eighteen months following the closing. As of June 30, 2005 an additional $62,316 had been paid based on collected revenues.

10.	SIGNIFICANT CUSTOMER

During the six months ended June 30, 2005 and 2004, the Company had one customer that comprised approximately 28% and 31%, respectively, of total revenues. The contract pursuant to which the Company provides services to this customer expires on December 31, 2005. The customer has informally notified the Company that it will not renew this contract; therefore the Company will experience a loss of this revenue without a corresponding reduction in expense.

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
     In 1997 we continued our focus on being a backbone provider by upgrading and acquiring more equipment. We also started offering our own Internet service provider brand access and services to our wholesale customers. As of June 30, 2005, there was one Internet service provider in Oklahoma that used the FullNet brand name for whom we provide the backbone to the Internet. There was also one Internet service provider that used a private label brand name, for whom we are its access backbone and provide on an outsource basis technical support, systems management and operations. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to over 100 businesses in Oklahoma.
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
     The FullTel network operations center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service and our business-to-business network design, connectivity, domain and Web hosting businesses. At June 30, 2005 FullTel provided us with local telephone access in approximately 232 cities.

Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended				Six Months Ended
	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$215,541	35.5%	$186,202	32.3%	$452,647	37.6%	$395,359	36.4%
Co-location and other revenues	392,323	64.5	390,224	67.7	750,009	62.4	691,684	63.6

Total revenues	607,864	100.0	576,426	100.0	1,202,656	100.0	1,087,043	100.0

Cost of access service revenues	72,279	11.9	52,751	9.2	138,412	11.5	103,344	9.5
Cost of co-location and other revenues	50,193	8.3	38,188	6.6	87,358	7.3	94,456	8.7
Selling, general and administrative expenses	337,472	55.5	309,864	53.7	648,024	53.9	617,936	56.8
Depreciation and amortization	104,798	17.2	99,537	17.3	210,884	17.5	196,156	18.1

Total operating costs and expenses	564,742	92.9	500,340	86.8	1,084,678	90.2	1,011,892	93.1

Income (loss) from operations	43,122	7.1	76,086	13.2	117,978	9.8	75,151	6.9

Gain on debt forgiveness	—	—	46,383	8.1	—	—	46,383	4.3
Gain on bad debt recovery, net	17,500	2.9	—	—	17,500	1.5	—	—
Interest expense	(30,988)	(5.1)	(41,809)	(7.3)	(64,238)	(5.4)	(97,604)	(9.0)

Net income (loss) before income taxes	29,634	4.9	80,660	14.0	71,240	5.9	23,930	2.2

Income tax expense (benefit)	—	—	—	—	—	—	—	—

Net income (loss)	$29,634	4.9%	$80,660	14.0%	$71,240	5.9%	$23,930	2.2%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Revenues
     Access service revenues increased $29,339 or 15.8% to $215,541 for the three-month period ended June 30, 2005 from $186,202 for the same period in 2004. This increase was primarily due to a net increase in the number of customers attributable to the purchase of a customer base of approximately 1,300 customers on July 30, 2004.
     Co-location and other revenues increased $2,099 or 0.5% to $392,323 for the three-month period ended June 30, 2005 from $390,224 for the same period in 2004. Co-location and other revenues increased by $20,886 primarily due to the addition of new customers. This increase was offset by a decrease in reciprocal compensation revenue (fees for terminating SBC customers’ local calls onto our network). For the three-month period ended June 30, 2005 we recorded $42,396 of reciprocal compensation revenue which included $31,210 arising from a change in estimate for the period of March 2003 through March 2005. In May 2005, we billed SBC approximately $86,000 for reciprocal compensation. This bill covered the period June 2004 through April 2005. SBC failed to pay and is disputing approximately $33,000 of this billing. Consequently, we have established a reserve of approximately $33,000 and have not recorded any revenue associated with the reserve. For the three-month period ended June 30, 2004 we recorded $61,183 of reciprocal compensation revenue that included $40,556 for the period of March 2003 through December 2003. In June 2004, we billed SBC approximately $97,000 for reciprocal compensation. This was the first reciprocal compensation billing that we presented to SBC and covered the period March 2003 through May 2004. SBC failed to pay and is disputing approximately $36,000 of our billing. Consequently, we have established a reserve of $36,000 and have not recorded any revenue associated with the reserve. We are pursuing SBC for all balances due, however there is significant uncertainty as to whether or not we will be successful. Upon the ultimate resolution of SBC’s challenge, we will recognize the associated revenue, if any. On a going forward basis it is uncertain at what rate or if any reciprocal compensation will be allowed in the successor interconnection agreement.
Operating Costs and Expenses
     Cost of access service revenues increased $19,528 or 37.0% to $72,279 for the three months ended June 30, 2005 from $52,751 for the same period in 2004. This increase was primarily due to increased expenditures to expand and support our network and an equipment sale to an existing customer and the related cost . Cost of access service revenues as a percentage of access service revenues increased to 33.5% during the three months ended June 30, 2005, compared to 28.3% during the same period in 2004.
     Cost of co-location and other revenues increased $12,005 or 31.4% to $50,193 for the three months ended June 30, 2005 compared to $38,188 for the same period in 2004. This increase was primarily due to increased expenditures to expand and support our services. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 12.8% during the three months ended June 30, 2005, compared to 9.8% during the same period in 2004.
     Selling, general and administrative expenses increased $27,608 or 8.9% to $337,472 for the three months ended June 30, 2005 from $309,864 for the same period in 2004. This increase was primarily due an increase in employee costs that included a one-time bonus to our Chief Executive Officer of $21,500. Selling, general and administrative expenses as a percentage of total revenues increased to 55.5% during the 2005 three-month period from 53.7% during the 2004 three-month period.
     Depreciation and amortization expense increased $5,261 or 5.3% to $104,798 for the three months ended June 30, 2005 from $99,537 for the same period in 2004 primarily due to the installation of approximately $80,000 of equipment during the six months ended June 30, 2005 and $205,000 of equipment during the year 2004. In January 2002, upon initially applying Statement of Financial Account Standards 142, Goodwill and Intangible Assets (“SFAS 142”), we reassessed the useful lives of our intangible assets and we began amortizing these assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which these assets relate. Amortization expense for the three months ended June 30, 2005 and 2004 relating to intangible assets was $38,136 and $37,913, respectively.
Gain on Debt Forgiveness
     During the three months ended June 30, 2004, we negotiated and settled $68,018 of notes payable including accrued interest and $6,878 of accounts payable. These settlements generated a total of $46,383 of forgiveness of debt income of which $41,979 was related to notes payable and $4,404 was related to accounts payable.

Gain on Bad Debt Recovery
     During the three months ended June 30, 2005, we negotiated and settled a customer’s account receivable that had previously been written off to bad debt expense. This settlement was recorded net of our legal expenses as a $17,500 gain on bad debt recovery.
Interest Expense
     Interest expense decreased $10,821 or 25.9% to $30,988 for the three months ended June 30, 2005 from $41,809 for the same period in 2004. This decrease was primarily attributable to the retirement of several high interest rate notes, leases and credit cards with interest rates ranging from 29.5% to 7.3%.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Revenues
     Access service revenues increased $57,288 or 14.5% to $452,647 for the six months ended June 30, 2005 from $395,359 for the same period in 2004. This increase was primarily due to a net increase in the number of customers attributable to the purchase of a customer base of approximately 1,300 customers on July 30, 2004.
     Co-location and other revenues increased $58,325 or 8.4% to $750,009 for the six months ended June 30, 2005 from $691,684 for the same period in 2004. Of this increase $44,370 was primarily due to the addition of new customers. In addition, for the six months ended June 30, 2005 we recorded $75,138 of reciprocal compensation revenue (fees for terminating SBC customers’ local calls onto our network), which included $51,206 arising from a change in estimate for the period of March 2003 through December 2004. In May 2005, we billed SBC approximately $86,000 for reciprocal compensation. This bill covered the period June 2004 through April 2005. SBC failed to pay and is disputing approximately $33,000 of this billing. Consequently, we have established a reserve of approximately $33,000 and have not recorded the associated revenue. For the six-month period ended June 30, 2004 we recorded $61,183 of reciprocal compensation revenue which included $40,556 for the period of March 2003 through December 2003. In June 2004, we billed SBC approximately $97,000 for reciprocal compensation. This was the first reciprocal compensation billing that we presented to SBC and covered the period March 2003 through May 2004. SBC failed to pay and is disputing approximately $36,000 of our billing. Consequently, we have established a reserve of $36,000 and have not recorded the associated revenue. We are pursuing SBC for all balances due, however there is significant uncertainty as to whether or not we will be successful. Upon the ultimate resolution of SBC’s challenge, we will recognize the associated revenue, if any. On a going-forward basis it is uncertain at what rate or if any reciprocal compensation will be allowed in the successor interconnection agreement.
Operating Costs and Expenses
     Cost of access service revenues increased $35,068 or 33.9% to $138,412 for the six months ended June 30, 2005 from $103,344 for the same period in 2004. This increase was primarily due to increased expenditures to expand and support the company’s network . Cost of access service revenues as a percentage of access service revenues increased to 30.6% during the six months ended June 30, 2005, compared to 26.1% during the same period in 2004.
     Cost of co-location and other revenues decreased $7,098 or 7.5% to $87,358 for the six months ended June 30, 2005, compared to $94,456 for the same period in 2004. This decrease was primarily due to approximately $21,000 of taxes and other telecommunications fees mandated by certain governmental agencies on certain revenues received in 2003, that we had originally concluded were not subject to these taxes and other telecommunications fees. However after consultation with legal counsel, we concluded that the revenues were subject to these taxes and other telecommunications fees and recorded the liability along with approximately $10,000 of associated penalties and interest in the first quarter of 2004. This decrease was offset by increased expenditures to expand and support our services. Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 11.6% during the six months ended June 30, 2005, compared to 13.7% during the same period in 2004.
     Selling, general and administrative expenses increased $30,088 or 4.9% to $648,024 for the six months ended June 30, 2005 from $617,936 for the same period in 2004. This increase was primarily due an increase in employee costs which included a one-time bonus to our Chief Executive Officer of $21,500. Selling, general and administrative expenses as a percentage of total revenues decreased to 53.9% during the 2005 six-month period from 56.8% during the 2004 six-month period.
     Depreciation and amortization expense increased $14,728 or 7.5% to $210,884 for the six months ended June 30, 2005 from $196,156 for the same period in 2004. This increase was primarily due to the installation of approximately $80,000 of equipment during the six months ended June 30, 2005 and $205,000 of equipment during the year 2004. In January 2002, upon initially applying Statement of Financial Account Standards 142, Goodwill and Intangible Assets (“SFAS 142”), we reassessed useful lives of our intangible assets and we began amortizing these assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the six months ended June 30, 2005 and 2004 relating to intangible assets was $76,581 and $74,359, respectively.
Gain on Debt Forgiveness
     During the six months ended June 30, 2004, we negotiated and settled $68,018 of notes payable including accrued interest and $6,878 of accounts payable. These settlements generated a total of $46,383 of forgiveness of debt income of which $41,979 was related to notes payable and $4,404 was related to accounts payable.
Gain on Bad Debt Recovery
     During the six months ended June 30, 2005, we negotiated and settled a customer’s account receivable that had previously been written off to bad debt expense. This settlement was recorded net of our legal expenses as a $17,500 gain on bad debt recovery.
Interest Expense
     Interest expense decreased $33,366 or 34.2% to $64,238 for the six months ended June 30, 2005 from $97,604 for the same period in 2004. This decrease was primarily attributable to the retirement of several high interest rate notes, leases and credit cards with interest rates ranging from 29.5% to 7.3%.
Liquidity and Capital Resources
     As of June 30, 2005, we had $12,056 in cash and $2,200,599 in current liabilities, including $144,734 of deferred revenues that will not require settlement in cash.

     At June 30, 2005, we had a deficit working capital of $1,994,208, while at December 31, 2004 we had a deficit working capital of $2,058,101. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
     As of June 30, 2005, $180,358 of the $180,958 we owed to our trade creditors and $176,363 of the $182,451 payable to a related party was past due. We have no formal agreements regarding payment of these amounts. At June 30, 2005, we had outstanding principal and interest owed on matured notes totaling $1,175,355. We have neither made payment nor negotiated an extension of the notes and the lenders have not made any payment demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.
     In addition, during the six months ended June 30, 2005 and 2004, we had one customer that comprised approximately 28% and 31%, respectively, of total revenues. The contract pursuant to which we provide services to this customer expires on December 31, 2005. The customer has informally notified us that it will not renew the contract. Therefore we will experience a loss of this revenue source without a corresponding reduction in expense.

	For the Periods Ended June 30,
	2005	2004
Net cash flows provided by operations	$276,793	$241,531

Net cash flows used in investing activities	(111,434)	(39,174)

Net cash flows used in financing activities	(165,529)	(198,057)
     Cash used for the purchases of equipment was $80,038 and $45,074, respectively, for the six months ended June 30, 2005 and 2004. Cash used for the CWIS asset purchase was $31,396 for the six months ended June 30, 2005. Cash provided by the sale of assets was $5,900 for the six months ended June 30, 2004.
     Cash used for principal payments on notes payable and capital lease obligations was $165,529 and $198,057, respectively, for the six months ended June 30, 2005 and 2004.
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
     Our ability to fund the capital expenditures and other costs contemplated by our business plan and to make scheduled payments with respect to bank borrowings will depend upon, among other things, our ability to seek and obtain additional financing in the near term. Capital will be needed to implement our business plan, deploy our network, expand our operations and obtain and retain a significant number of customers in our target markets. Each of these factors is, to a large extent, subject to economic, financial, competitive, political, regulatory, and other factors, many of which are beyond our control.
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
Financing Activities
     On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through June 30, 2005 we had made aggregate payments of principal and interest of $35,834 on this loan. Pursuant to the terms of this loan the balance was due on December 31, 2001 and we have not made payment or negotiated an extension of the loan and the lender has not made any demands. At June 30, 2005, the outstanding principal and interest of the loan was $456,066.
     We are in default on an operating lease for certain equipment that is leased from one of our significant shareholders who also holds the $320,000 interim loan that is in default. The original lease was dated November 21, 2001 and the terms required rental payments of $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments and at June 30, 2005 had recorded $182,451 in unpaid lease payments. The lessor has not made any demands.
     Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. The Company has neither made payment nor negotiated an extension of these notes, and the lenders have not made any payment demands. At June 30, 2005, the outstanding principal and interest of the convertible promissory notes was $719,289.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     We are in default on an interim loan that matured December 31, 2001. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Through June 30, 2005, we had made aggregate payments of principal and interest of $35,834 on this loan. At June 30, 2005, the outstanding principal and accrued interest of the loan was $456,066. We have neither made payment nor negotiated an extension of the loan and the lender has not made any payment demands.
     We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At June 30, 2005, the outstanding principal and accrued interest of the notes was $719,289. We have neither made payment nor negotiated an extension of these notes, and the lenders have not made any payment demands.
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

REGISTRANT:
FULLNET COMMUNICATIONS, INC.

Date: August 15, 2005	By:	/s/ TIMOTHY J. KILKENNY

Timothy J. Kilkenny
Chief Executive Officer

Date: August 15, 2005	By:	/s/ ROGER P. BARESEL

Roger P. Baresel
President and Chief Financial and Accounting Officer