Form 10QSB
period 2005-09-30
FULLNET COMMUNICATIONS INC
filed 2005-11-14
CIK 1092570

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                              to                                                             .
Commission File Number: 000-27031
FullNet Communications, Inc.
(Exact name of small business issuer as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73–1473361 (I.R.S. Employer Identification No.)
201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102
(Address of principal executive offices)
(405) 236-8200
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Issuer’s Common Stock, $.00001 par value, as of November 10, 2005 was 6,723,135.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

FORM 10–QSB

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$14,785	$12,226
Accounts receivable, net	69,021	59,212
Prepaid expenses and other current assets	176,698	81,809

Total current assets	260,504	153,247

PROPERTY AND EQUIPMENT, net	886,539	990,863

INTANGIBLE ASSETS, net	100,760	160,010

OTHER ASSETS	5,250	5,250

TOTAL	$1,253,053	$1,309,370

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$160,344	$171,457
Accounts payable – related party	200,716	145,921
Accrued and other current liabilities	789,483	725,190
Notes payable, current portion	895,504	968,825
Capital lease obligations, current portion	—	12,761
Deposits held	64,408	79,898
Deferred revenue	185,277	187,194

Total current liabilities	2,295,732	2,291,246

NOTES PAYABLE, less current portion	114,443	205,070

CAPITAL LEASE OBLIGATIONS, less current portion	—	18,825

OTHER	81,803	88,726

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 6,652,878 shares in 2005 and 2004	66	66
Common stock issuable, 70,257 shares in 2005 and 2004	57,596	57,596
Additional paid-in capital	8,328,004	8,328,004
Accumulated deficit	(9,624,591)	(9,680,163)

Total stockholders’ deficit	(1,238,925)	(1,294,497)

TOTAL	$1,253,053	$1,309,370

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2005	30, 2004	30, 2005	30, 2004

REVENUES
Access service revenues	$213,654	$260,919	$666,301	$656,278
Co-location and other revenues	354,063	318,823	1,104,072	1,010,507

Total revenues	567,717	579,742	1,770,373	1,666,785

OPERATING COSTS AND EXPENSES
Cost of access service revenues	72,608	72,912	211,020	176,256
Cost of co-location and other revenues	42,171	29,756	124,305	82,731
Telecommunication taxes and fees	3,718	(44,490)	8,942	(3,009)
Selling, general and administrative expenses	333,288	331,695	981,313	942,607
Loss (gain) on sale of assets	—	(2,771)	—	4,253
Depreciation and amortization	106,289	99,557	317,173	295,713

Total operating costs and expenses	558,074	486,659	1,642,753	1,498,551

INCOME (LOSS) FROM OPERATIONS	9,643	93,083	127,620	168,234

GAIN ON DEBT FORGIVENESS	1,212	111,334	1,212	157,717
GAIN ON BAD DEBT RECOVERY, net	—	—	17,500	—
INTEREST EXPENSE	(26,523)	(39,956)	(90,760)	(137,560)

INCOME (LOSS) before income taxes	(15,668)	164,461	55,572	188,391

Income tax expense (benefit)	—	—	—	—

NET INCOME (LOSS)	$(15,668)	$164,461	$55,572	$188,391

Net income (loss) per share – basic	$—	$.02	$.01	$.03

Net income (loss) per share – assuming dilution	$—	$.02	$.01	$.02

Weighted average shares outstanding – basic	6,723,135	6,713,360	6,723,135	6,713,209

Weighted average shares outstanding – assuming dilution	6,723,135	7,608,035	8,276,638	7,607,884

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
Nine Months Ended September 30, 2005

			Common
	Common stock		Stock	Additional	Accumulated
	Shares	Amount	Issuable	paid-in capital	Deficit	Total
Balance at January 1, 2005	6,652,878	$66	$57,596	$8,328,004	$(9,680,163)	$(1,294,497)

Net income	—	—	—	—	55,572	55,572

Balance at September 30, 2005	6,652,878	$66	$57,596	$8,328,004	$(9,624,591)	$(1,238,925)

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,572	$188,391
Adjustments to reconcile net income to net cash provided by operating Activities
Depreciation and amortization	317,173	295,713
Amortization of discount and costs relating to financing	—	1,757
Gain on debt forgiveness	(1,212)	(157,717)
Gain on bad debt recovery	(17,500)	—
Loss on sale of assets	—	4,253
Provision for uncollectible accounts receivable	21,383	46,690
Net (increase) decrease in
Accounts receivable	(13,690)	(39,891)
Prepaid expenses and other current assets	(94,889)	1,207
Other assets	—	1,521
Net increase (decrease) in
Accounts payable – trade	44,894	(31,743)
Accrued and other liabilities	41,877	165,467
Deposits	—	24,438
Deferred revenue	(1,917)	(11,306)

Net cash provided by operating activities	351,691	488,780

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(96,750)	(162,140)
Acquisition of assets	(56,848)	(29,109)

Net cash used in investing activities	(153,598)	(191,249)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(147,659)	(247,824)
Principal payments on note payable to related party	(16,289)	(7,812)
Principal payments on capital lease obligations	(31,586)	(42,473)

Net cash used in financing activities	(195,534)	(298,109)

NET INCREASE (DECREASE) IN CASH	2,559	(578)

Cash at beginning of period	12,226	11,480

Cash at end of period	$14,785	$10,902

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$29,996	$62,150
Assets acquired through issuance of capital lease	—	54,992
See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2004.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(15,668)	$164,461	$55,572	$188,391
Denominator:
Weighted average shares outstanding – basic	6,723,135	6,713,360	6,723,135	6,713,209
Effect of dilutive stock options	—	85,258	661,020	85,258
Effect of dilutive warrants	—	809,417	892,483	809,417

Weighted average shares outstanding – assuming dilution	6,723,135	7,608,035	8,276,638	7,607,844

Net income (loss) per share – basic	$—	$.02	$.01	$.03

Net income (loss) per share — assuming dilution	$—	$.02	$.01	$.02

Basic and diluted loss per share were the same for the three and nine months ended September 30, 2005 because there was a net loss for the period.

Stock options exercisable for the purchase of 1,235,921 and 1,453,588 common stock shares at exercise prices ranging from $0.08 to $3.00 and $0.05 to $3.00 per share were outstanding for the three and nine months ended September 30, 2005 and September 30, 2004, respectively, but were not included in the calculation of income (loss) per share – assuming dilution because the options were not dilutive.

Warrants exercisable for the purchase of 1,023,248 and 1,135,623 common stock shares at exercise prices ranging from $0.08 to $2.00 and $0.05 to $2.77 per share were outstanding for the three and nine months ended September 30, 2005, and September 30, 2004, respectively, but were not included in the calculation of income (loss) per share – assuming dilution because the warrants were not dilutive.

Convertible promissory notes convertible into 1,003,659 common stock shares at a conversion price of $1.00 per share were outstanding for the three and nine months ended September 30, 2005 and September 30, 2004, but were not included in the calculation of income (loss) per share – assuming dilution because the convertible notes were not dilutive.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2005	2004
Accounts receivable	$175,877	$144,685
Less allowance for doubtful accounts	(106,856)	(85,473)

	$69,021	$59,212

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2005	2004
Computers and equipment	$1,260,347	$1,172,768
Leasehold improvements	940,032	930,861
Software	56,512	56,512
Furniture and fixtures	19,153	19,153

	2,276,044	2,179,294
Less accumulated depreciation	(1,389,505)	(1,188,431)

	$886,539	$990,863

Depreciation expense for the three months ended September 30, 2005 and 2004 was $66,771 and $62,862, respectively. Depreciation expense for the nine months ended September 30, 2005 and 2004 was $201,074 and $184,659, respectively.

6.	INTANGIBLE ASSETS

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

Amortization expense for the three months ended September 30, 2005 and 2004 relating to intangible assets was $39,518 and $36,695, respectively. Amortization expense for the nine months ended September 30, 2005 and 2004 relating to intangible assets was $116,099 and $111,054, respectively.

7.	COMMITMENTS

Operating Leases

The Company leases certain office facilities used in its operations under non-cancelable operating leases expiring in 2009. Future minimum lease payments required at September 30, 2005 under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

2005	$42,571
2006	176,807
2007	183,330
2008	189,853
2009	196,376

$788,937

Rental expense for all operating leases for the three and nine months ended September 30, 2005 and 2004 was approximately $159,774 and $163,125, respectively.
The Company’s long-term non-cancelable operating lease includes scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred credit of $81,802 and $84,727 at September 30, 2005 and December 31, 2004, respectively, which is reflected in Other Long-term Liabilities on the Balance Sheet to reflect the net excess of rental expense over cash payments since inception of the lease. In addition to the base rent payments the Company pays a monthly allocation of the building’s operating expenses.

8.	NOTES PAYABLE

Notes payable consist of the following:

	September 30,	December 31,
	2005	2004
Note payable to a bank, payable in monthly installments of $8,768, including interest of 9.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and CEO of the Company; guaranteed by the founder and CEO of the Company; partially guaranteed by the Small Business Administration (1)	$174,311	$291,390

Interim loan, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (2)	320,000	320,000

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and are matured at September 30, 2005; convertible into approximately 1,003,659 shares at September 30, 2005 and December 31, 2004 (3)	510,636	510,636

Note payable to an individual, payable in monthly installments of $1,277 until paid in full, including interest at a variable rate (prime plus 2.25%; 7.5% at June 30, 2005), matures September 2014; collateralized by substantially all assets acquired in conjunction with the acquisition of Harvest Communications, Inc.	—	9,580

Note payable to the Company’s founder and CEO, payable in monthly installments of $1,034 including interest at 8.5%, maturing May 2006; unsecured	—	16,289

Other notes payable	5,000	26,000

	1,009,947	1,173,895

Less current portion	895,504	968,825

	$114,443	$205,070

(1)	December 31, 2004 includes three notes payable to a bank, payable in monthly installments aggregating $10,010, including interest ranging from 9.5% to 11.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and CEO of the Company; guaranteed by the founder and CEO of the Company; partially guaranteed by the Small Business Administration. Two of these notes were paid off at September 30, 2005.

(2)	This loan and accrued interest of $144,132 was past due on September 30, 2005; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.

(3)	During 2000 and 2001, the Company issued 11% convertible promissory notes or converted other notes payable or accounts payable to convertible promissory notes in an amount totaling $2,257,624. The terms of the Notes are 36 months with limited prepayment provisions. Each of the Notes may be converted by the holder at any time at $1.00 per common stock share and by the Company upon registration and when the closing price of the Company’s common stock has been at or above $3.00 per share for three consecutive trading days. Additionally, the Notes are accompanied by warrants exercisable for the purchase of the number of shares of Company common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00. These warrants are exercisable at any time during the five years following issuance at an exercise price of $.01 per share. Under the terms of the Notes, the Company was required to register the common stock underlying both the Notes and the detached warrants by filing a registration statement with the Securities and Exchange Commission within 45 days following the Final Expiration Date of the Offering (March 31, 2001). On May 31, 2001, the Company exchanged 2,064,528 shares of its common stock and warrants (exercisable for the purchase of 436,748 shares of common stock at $2.00 per share) for convertible promissory notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. The warrants expire on May 31, 2006. This exchange was accounted for as an induced debt conversion and a debt conversion expense of $370,308 was recorded.

Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At September 30, 2005, the outstanding principal and interest of the convertible promissory notes was $731,933.

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
9.	COMMON STOCK OPTIONS AND WARRANTS

The Company’s employee stock options are accounted for under APB Opinion No. 25 and related interpretations. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and income (loss) per share for the three months and nine months ended September 30, 2005 and 2004 would have changed to the pro forma amounts indicated below:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income (loss)
As reported	$(15,668)	$164,461	$55,572	$188,391
Pro forma	$(39,783)	$161,683	$31,457	$170,889

Basic income (loss) per share
As reported	$—	$.02	$.01	$.03
Pro forma	$(.01)	$.03	$—	$.02

Diluted income (loss) per share
As reported	$—	$.02	$.01	$.03
Pro forma	$(.01)	$.02	$—	$.02
The Company’s common stock trades on the OTC Bulletin Board under the symbol FULO. The fair values of the granted options have been estimated at the date of grant using the Black-Scholes option-pricing model.
The following table summarizes the Company’s employee stock option activity for the three and nine months ended September 30, 2005:

	Three Months	Weighted	Nine Months	Weighted
	Ended	Average	Ended	Average
	September 30, 2005	Exercise Price	September 30, 2005	Exercise Price
Options outstanding, beginning of the period	3,014,034	$.43	3,014,700	$.43

Options issued during the period	45,000	.08	51,000	.08

Options cancelled during the period	—	—	(6,666)	.04

Options outstanding, end of the period	3,059,034	$.43	3,059,034	$.43

The following table summarizes the Company’s common stock purchase warrant and certain stock option activity for the three and nine months ended September 30, 2005:

	Three Months	Weighted	Nine Months	Weighted
	Ended	Average	Ended	Average
	September 30, 2005	Exercise Price	September 30, 2005	Exercise Price
Warrants and certain stock options outstanding, beginning of the period	2,096,806	$.62	2,119,306	$.62

Warrants and certain stock options expired during the period	(92,500)	.01	(115,000)	.23

Warrants and certain stock options outstanding, end of the period	2,004,306	$.64	2,004,306	$.64

10.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

11.	MANAGEMENT’S PLANS

At September 30, 2005, current liabilities exceed current assets by $2,035,228. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity.

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

12.	ACQUISITION

On July 30, 2004, the Company purchased approximately 1,300 of the dial-up Internet access customers of CWIS Internet Services, Inc. (CWIS), an Oklahoma corporation. In addition to paying $25,000 at closing, the Company will pay CWIS an amount based upon the future collected revenues received from all active CWIS customers transferred at the time of closing for eighteen months following the closing. As of September 30, 2005 an additional $77,216 had been paid based on collected revenues.

13.	SIGNIFICANT CUSTOMER

During the nine months ended September 30, 2005 and 2004, the Company had one customer that comprised approximately 27% and 29%, respectively, of total revenues. The contract pursuant to which the Company provides services to this customer expires on December 31, 2005. The customer has formally notified the Company that it will not renew this contract; therefore the Company will experience a loss of this revenue without a corresponding reduction in expense.

14.	CONTINGENCIES

During September 2005, the Company received a back billing from SBC of approximately $230,000. The Company believes SBC has no basis for these charges, is currently reviewing this billing with its attorneys and plans to vigorously dispute the charges. Therefore, the Company has not recorded any liability related to this billing.

As a telecommunications company, the Company is affected by regulatory proceedings in the ordinary course of our business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). For example, we along with many other telecommunications companies in Oklahoma are currently a party to one or more proceeding before the OCC relating to the terms of our interconnection agreement with SBC Communications and an anticipated successor to this interconnection agreement. These proceedings were initiated due to the unreasonable changes that SBC was proposing be incorporated in the successor interconnection agreement. The regulatory proceeding concerning the terms of our interconnection agreement with SBC Communication, which is based upon their standard interconnection agreement, and the anticipated successor thereto is ongoing and is expected to conclude in the fourth quarter of this year. The Company is unable to accurately predict the outcome of this regulatory proceeding at this time but an unfavorable outcome could have a material adverse effect on our business, financial condition or results of operations.

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
Overview
     We are an integrated communications provider offering integrated communications and Internet connectivity to individuals, businesses, organizations, educational institutions and government agencies. Through our subsidiaries, we provide high quality, reliable and scalable Internet access; web hosting, equipment co-location and telecommunications services. Our overall strategy is to become the dominant integrated communications provider for residents and small to medium-sized businesses in Oklahoma.
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
     In 1997 we continued our focus on being a backbone provider by upgrading and acquiring more equipment. We also started offering our own Internet service provider brand access and services to our wholesale customers. As of September 30, 2005, there was one Internet service provider in Oklahoma that used the FullNet brand name for whom we provide the backbone to the Internet. There was also one Internet service provider that used a private label brand name, for whom we are its access backbone and provide on an outsource basis technical support, systems management and operations. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to over 100 businesses in Oklahoma.
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
     The FullTel network operations center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service and our business-to-business network design, connectivity, domain and Web hosting businesses. At September 30, 2005 FullTel provided various customers with local telephone access on a wholesale basis in approximately 235 communities throughout Oklahoma.

Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended				Nine Months Ended
	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$213,654	37.6%	$260,919	45.0%	$666,301	37.6%	$656,278	39.4%
Co-location and other revenues	354,063	62.4	318,823	55.0	1,104,072	62.4	1,010,507	60.6

Total revenues	567,717	100.0	579,742	100.0	1,770,373	100.0	1,666,785	100.0

Cost of access service revenues	72,608	12.8	72,912	12.5	211,020	11.9	176,256	10.6
Cost of co-location and other revenues	42,171	7.4	29,756	5.1	124,305	7.0	82,731	5.0
Telecommunication taxes and fees	3,718	.7	(44,490)	(7.6)	8,942	.5	(3,009)	(.2)
Selling, general and administrative expenses	333,288	58.7	331,695	57.2	981,313	55.5	942,607	56.5
Loss (gain) on sale of assets	—	—	(2,771)	(.5)	—	—	4,253	.3
Depreciation and amortization	106,289	18.7	99,557	17.2	317,173	17.9	295,713	17.7

Total operating costs and expenses	558,074	98.3	486,659	83.9	1,642,753	92.8	1,498,551	89.9

Income (loss) from operations	9,643	1.7	93,083	16.1	127,620	7.2	168,234	10.1

Gain on debt forgiveness	1,212	.2	111,334	19.2	1,212	.1	157,717	9.5
Gain on bad debt recovery, net	—	—	—	—	17,500	.9	—	—
Interest expense	(26,523)	(4.7)	(39,956)	(6.9)	(90,760)	(5.1)	(137,560)	(8.3)

Net income (loss) before income taxes	(15,668)	(2.8)	164,461	28.4	55,572	3.1	188,391	11.3

Income tax expense (benefit)	—	—	—	—	—	—	—	—

Net income (loss)	$(15,668)	(2.8)%	$164,461	28.4%	$55,572	3.1%	$188,391	11.3%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Revenues
     Access service revenues decreased $47,265 or 18.1% to $213,654 for the three-month period ended September 30, 2005 from $260,919 for the same period in 2004 primarily due to a net decrease in the number of customers.
     Co-location and other revenues increased $35,240 or 11.1% to $354,063 for the three-month period ended September 30, 2005 from $318,823 for the same period in 2004. This increase was primarily attributable to the sale of additional services to existing customers and the addition of new customers.
Operating Costs and Expenses
     Cost of access service revenues remained relatively stable at $72,608 for the three months ended September 30, 2005 compared to $72,912 for the same period in 2004. Cost of access service revenues as a percentage of access service revenues increased to 34.0% during the three months ended September 30, 2005, compared to 28.0% during the same period in 2004 primarily due to the decrease in access service revenues.

     Cost of co-location and other revenues increased $12,415 or 41.7% to $42,171 for the three months ended September 30, 2005 compared to $29,756 for the same period in 2004. This increase was primarily due to increased expenditures to expand and support our services. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 11.9% during the three months ended September 30, 2005, compared to 9.3% during the same period in 2004.
     Telecommunication taxes and fees expense was $3,718 for the three months ended September 30, 2005, an increase of $48,208 from the credit of $44,490 for the same period in 2004. During the three months ended September 30, 2004 we recorded a $46,000 change in estimate that reduced our accrual for taxes and other telecommunications fees as mandated by certain governmental agencies.
     Selling, general and administrative expenses increased $1,593 or .5% to $333,288 for the three months ended September 30, 2005 from $331,695 for the same period in 2004. This increase was primarily due to an increase in advertising expense. Selling, general and administrative expenses as a percentage of total revenues increased to 58.7% during the 2005 three-month period from 57.2% during the 2004 three-month period.
     Depreciation and amortization expense increased $6,732 or 6.8% to $106,289 for the three months ended September 30, 2005 from $99,557 for the same period in 2004. This increase was primarily due to the installation of approximately $97,000 of equipment during the nine months ended September 30, 2005. In January 2002, upon initially applying Statement of Financial Account Standards 142, Goodwill and Intangible Assets (“SFAS 142”), we reassessed the useful lives of our intangible assets and we began amortizing these assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which these assets relate. Amortization expense for the three months ended September 30, 2005 and 2004 relating to intangible assets was $39,518 and $36,695, respectively.
Gain on Debt Forgiveness
     During the three months ended September 30, 2005, we negotiated and settled $6,212 of accounts payable. This settlement generated a total of $1,212 of forgiveness of debt income.
     During the three months ended September 30, 2004, we negotiated and settled $68,018 of notes payable including accrued interest and $6,878 of accounts payable. These settlements generated a total of $46,383 of forgiveness of debt income of which $41,979 was related to notes payable and $4,404 was related to accounts payable.
Interest Expense
     Interest expense decreased $13,433 or 33.6% to $26,523 for the three months ended September 30, 2005 from $39,956 for the same period in 2004. This decrease was primarily attributable to the retirement of several high interest rate notes, leases and credit cards with interest rates ranging from 7.3% to 29.5%.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Revenues
     Access service revenues increased $10,023 or 1.5% to $666,301 for the nine months ended September 30, 2005 from $656,278 for the same period in 2004. This increase was primarily due to a net increase in the number of customers attributable to the purchase of a customer base of approximately 1,300 customers on July 30, 2004.

     Co-location and other revenues increased $93,565 or 9.3% to $1,104,072 for the nine months ended September 30, 2005 from $1,010,507 for the same period in 2004. Of this increase $78,789 was primarily due to the sale of additional services to existing customers and the addition of new customers. In addition, for the nine months ended September 30, 2005 we recorded $84,959 of reciprocal compensation revenue (fees for terminating SBC customers’ local calls onto our network), which included $51,207 arising from a change in estimate for the period of March 2003 through December 2004. During the nine months ended September 30, 2005, we billed SBC approximately $150,000 for reciprocal compensation comprised of new billings of approximately $86,000 for the periods of June 2004 through June 2005 and revised billings of approximately $64,000 for the periods of March 2003 through May 2004. SBC failed to pay and is disputing approximately $57,000 of our billings. Consequently, we have established a reserve of approximately $57,000 and have not recorded the associated revenue. For the nine-month period ended September 30, 2004 we recorded $70,183 of reciprocal compensation revenue that included $40,556 for the period of March 2003 through December 2003. During the nine months ended September 30, 2004, we billed SBC approximately $97,000 for reciprocal compensation. This was the first reciprocal compensation billing that we presented to SBC and covered the period March 2003 through May 2004. SBC failed to pay and is disputing approximately $36,000 of our billing. Consequently, we have established a reserve of $36,000 and have not recorded the associated revenue. We are pursuing SBC for all balances due, however there is significant uncertainty as to whether or not we will be successful. Upon the ultimate resolution of SBC’s challenge, we will recognize the associated revenue, if any. On a going-forward basis it is uncertain at what rate or if any reciprocal compensation will be allowed in our successor interconnection agreement with SBC.
Operating Costs and Expenses
     Cost of access service revenues increased $34,764 or 19.7% to $211,020 for the nine months ended September 30, 2005 from $176,256 for the same period in 2004. This increase was primarily due to increased expenditures to expand and support our network. Cost of access service revenues as a percentage of access service revenues increased to 31.7% during the nine months ended September 30, 2005, compared to 26.9% during the same period in 2004.
     Cost of co-location and other revenues increased $41,574 or 50.3% to $124,305 for the nine months ended September 30, 2005, compared to $82,731 for the same period in 2004. This increase was primarily due to increased expenditures to expand and support our services. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 11.3% during the nine months ended September 30, 2005, compared to 8.2% during the same period in 2004.
     Telecommunication taxes and fees expense were $8,942 for the nine months ended September 30, 2005, an increase of $11,951 from a credit of $3,009 for the same period in 2004. During the nine months ended September 30, 2004 we recorded a change in estimate that reduced our accrual for taxes and other telecommunications fees mandated by certain governmental agencies by $4,000.
     Selling, general and administrative expenses increased $38,706 or 4.1% to $981,313 for the nine months ended September 30, 2005 from $942,607 for the same period in 2004. This increase was primarily due an increase in employee costs that included a one-time bonus to our Chief Executive Officer of $21,500, of which he has voluntarily agreed to defer payment of $18,200. Selling, general and administrative expenses as a percentage of total revenues decreased to 55.5% during the 2005 nine-month period from 56.5% during the 2004 nine-month period.
     Depreciation and amortization expense increased $21,460 or 7.3% to $317,173 for the nine months ended September 30, 2005 from $295,713 for the same period in 2004. This increase was primarily due to the installation of approximately $97,000 of equipment during the nine months ended September 30, 2005. In January 2002, upon initially applying Statement of Financial Account Standards 142, Goodwill and Intangible Assets (“SFAS 142”), we reassessed useful lives of our intangible assets and we began amortizing these assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the nine months ended September 30, 2005 and 2004 relating to intangible assets was $116,099 and $111,054, respectively.
Gain on Debt Forgiveness
     During the nine months ended September 30, 2005, we negotiated and settled $6,212 of accounts payable. This settlement generated a total of $1,212 of forgiveness of debt income.
     During the nine months ended September 30, 2004, we negotiated and settled $68,018 of notes payable including accrued interest and $6,878 of accounts payable. These settlements generated a total of $46,383 of forgiveness of debt income of which $41,979 was related to notes payable and $4,404 was related to accounts payable.
Gain on Bad Debt Recovery
     During the nine months ended September 30, 2005, we negotiated and settled a customer’s account receivable that had previously been written off to bad debt expense. This settlement was recorded net of our legal expenses as a $17,500 gain on bad debt recovery.
Interest Expense
     Interest expense decreased $46,800 or 34.0% to $90,760 for the nine months ended September 30, 2005 from $137,560 for the same period in 2004. This decrease was primarily attributable to the retirement of several high interest rate notes, leases and credit cards with interest rates ranging from 29.5% to 7.3%.
Liquidity and Capital Resources
     As of September 30, 2005, we had $14,785 in cash and $2,295,732 in current liabilities, including $185,277 of deferred revenues that will not require settlement in cash.
     At September 30, 2005, we had a deficit working capital of $2,035,228, while at December 31, 2004 we had a deficit working capital of $2,137,999. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
     As of September 30, 2005, $159,968 of the $160,344 we owed to our trade creditors and $194,628 of the $200,716 payable to a related party was past due. We have no formal agreements regarding payment of these amounts. At September 30, 2005, we had outstanding principal and interest owed on matured notes totaling $1,196,065. We have neither made payment nor negotiated an extension of the notes and the lenders have not made any payment demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.
     In addition, during the nine months ended September 30, 2005 and 2004, we had one customer that comprised approximately 27% and 29%, respectively, of total revenues. The contract pursuant to which we provide services to this customer expires on December 31, 2005. The customer has formally notified us that it will not renew the contract. Therefore we will experience a loss of this revenue source without a corresponding reduction in expense.

	For the Periods Ended September 30,
	2005	2004
Net cash flows provided by operations	$351,691	$488,780
Net cash flows used in investing activities	(153,598)	(191,249)
Net cash flows used in financing activities	(195,534)	(298,109)
     Cash used for the purchases of equipment was $96,750 and $162,140, respectively, for the nine months ended September 30, 2005 and 2004. Cash used for the acquisition of assets was $56,848 and $29,109, respectively, for the nine months ended September 30, 2005 and 2004.
     Cash used for principal payments on notes payable and capital lease obligations was $195,534 and $298,109, respectively, for the nine months ended September 30, 2005 and 2004.
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
Financing Activities
     On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through September 30, 2005 we had made aggregate payments of principal and interest of $35,834 on this loan. Pursuant to the terms of this loan the balance was due on December 31, 2001 and we have not made payment or negotiated an extension of the loan and the lender has not made any demands. At September 30, 2005, the outstanding principal and interest of the loan was $464,132.
     We are in default on an operating lease for certain equipment that is leased from one of our significant shareholders who also holds the $320,000 interim loan that is in default. The original lease was dated November 21, 2001 and the terms required rental payments of $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments and at September 30, 2005 had recorded $200,716 in unpaid lease payments. The lessor has not made any demands.
     Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. The Company has neither made payment nor negotiated an extension of these notes, and the lenders have not made any payment demands. At September 30, 2005, the outstanding principal and interest of the convertible promissory notes was $731,933.
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

PART II–OTHER INFORMATION
Item 1. Legal Proceedings
     As a telecommunications company, we are effected by regulatory proceedings in the ordinary course of our business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). For example, we along with many other telecommunications companies in Oklahoma are currently a party to one or more proceeding before the OCC relating to the terms of our interconnection agreement with SBC Communications and an anticipated successor to this interconnection agreement. These proceedings were initiated due to the unreasonable changes that SBC was proposing be incorporated in the successor interconnection agreement. The regulatory proceeding concerning the terms of our interconnection agreement with SBC Communication, which is based upon their standard interconnection agreement, and the anticipated successor thereto is ongoing and is expected to conclude in the fourth quarter of this year. We cannot anticipate the outcome of this regulatory proceeding at this time but an unfavorable outcome with any of these regulatory proceedings could have a material adverse effect on our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     We are in default on an interim loan that matured December 31, 2001. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Through September 30, 2005, we had made aggregate payments of principal and interest of $35,834 on this loan. At September 30, 2005, the outstanding principal and accrued interest of the loan was $464,132. We have neither made payment nor negotiated an extension of the loan and the lender has not made any payment demands.
     We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At September 30, 2005, the aggregate outstanding principal and accrued interest of the notes was $731,933. We have neither made payment nor negotiated an extension of these notes, and the lenders have not made any payment demands.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits and Reports on Form 8-K
     (a) The following exhibits are filed as part of this Report:

Exhibit
Number	Exhibit
3.1	Certificate of Incorporation, as amended (filed as Exhibit 2.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

3.2	Bylaws (filed as Exhibit 2.2 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference)	#

4.1	Specimen Certificate of Registrant’s Common Stock (filed as Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).	#

4.2	Certificate of Correction to the Amended Certificate of Incorporation and the Ninth Section of the Certificate of Incorporation (filed as Exhibit 2.1 to Registrant’s Registration Statement on form 10-SB, file number 000-27031 and incorporated by reference).	#

4.3	Certificate of Correction to Articles II and V of Registrant’s Bylaws (filed as Exhibit 2.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

4.4	Form of Warrant Agreement for Interim Financing in the amount of $505,000 (filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.5	Form of Warrant Certificate for Florida Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.6	Form of Promissory Note for Florida Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.7	Form of Warrant Certificate for Georgia Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.8	Form of Promissory Note for Georgia Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.5 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.9	Form of Warrant Certificate for Illinois Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.6 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.10	Form of Promissory Note for Illinois Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.7 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.11	Form of Warrant Agreement for Interim Financing in the amount of $500,000 (filed as Exhibit 4.8 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.12	Form of Warrant Certificate for Interim Financing in the amount of $500,000 (filed as Exhibit 4.9 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.13	Form of Promissory Note for Interim Financing in the amount of $500,000 (filed as Exhibit 4.10 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

Exhibit
Number	Exhibit
4.14	Form of Convertible Promissory Note for September 29, 2000, private placement (filed as Exhibit 4.13 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference).	#

4.15	Form of Warrant Agreement for September 29, 2000, private placement (filed as Exhibit 4.13 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference).	#

4.16	Form of 2001 Exchange Warrant Agreement (filed as Exhibit 4.16 to Registrant’s Form 10- QSB for the quarter ended June 30, 2001 and incorporated herein by reference)	#

4.17	Form of 2001 Exchange Warrant Certificate (filed as Exhibit 4.17 to Registrant’s Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference)	#

10.1	Financial Advisory Services Agreement between the Company and National Securities Corporation, dated September 17, 1999 (filed as Exhibit 10.1 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).	#

10.2	Lease Agreement between the Company and BOK Plaza Associates, LLC, dated December 2, 1999 (filed as Exhibit 10.2 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).	#

10.3	Interconnection agreement between Registrant and Southwestern Bell dated March 19, 1999 (filed as Exhibit 6.1 to Registrant’s Registration Statement on Form 10-SB, file number 000- 27031 and incorporated herein by reference).	#

10.4	Stock Purchase Agreement between the Company and Animus Communications, Inc. (filed as Exhibit 6.2 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

10.5	Registrar Accreditation Agreement effective February 8, 2000, by and between Internet Corporation for Assigned Names and Numbers and FullWeb, Inc. d/b/a FullNic f/k/a Animus Communications, Inc. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

10.6	Master License Agreement For KMC Telecom V, Inc., dated June 20, 2000, by and between FullNet Communications, Inc. and KMC Telecom V, Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).	#

10.7	Domain Registrar Project Completion Agreement, dated May 10, 2000, by and between FullNet Communications, Inc., FullWeb, Inc. d/b/a FullNic and Think Capital (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).	#

10.8	Amendment to Financial Advisory Services Agreement between Registrant and National Securities Corporation, dated April 21, 2000 (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).	#

10.9	Asset Purchase Agreement dated June 2, 2000, by and between FullNet of Nowata and FullNet Communications, Inc. (filed as Exhibit 99.1 to Registrant’s Form 8-K filed on June 20, 2000 and incorporated herein by reference).	#

10.10	Asset Purchase Agreement dated February 4, 2000, by and between FullNet of Bartlesville and FullNet Communications, Inc. (filed as Exhibit 2.1 to Registrant’s Form 8-K filed on February 18, 2000 and incorporated herein by reference).	#

Exhibit
Number	Exhibit
10.11	Agreement and Plan of Merger Among FullNet Communications, Inc., FullNet, Inc. and Harvest Communications, Inc. dated February 29, 2000 (filed as Exhibit 2.1 to Registrant’s Form 8-K filed on March 10, 2000 and incorporated herein by reference).	#

10.12	Asset Purchase Agreement dated January 25, 2000, by and between FullNet of Tahlequah, and FullNet Communications, Inc. (filed as Exhibit 2.1 to Registrant’s Form 8-K filed on February 9, 2000 and incorporated herein by reference).	#

10.13	Promissory Note dated August 2, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.13 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.14	Warrant Agreement dated August 2, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.14 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.15	Warrant Certificate dated August 2, 2000 issued to Timothy J. Kilkenny (filed as Exhibit 10.15 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.16	Stock Option Agreement dated December 8, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.16 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.17	Warrant Agreement dated November 9, 2000, issued to Roger P. Baresel (filed as Exhibit 10.17 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.18	Warrant Agreement dated December 29, 2000, issued to Roger P. Baresel (filed as Exhibit 10.18 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.19	Stock Option Agreement dated February 29, 2000, issued to Wallace L Walcher (filed as Exhibit 10.19 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.20	Stock Option Agreement dated February 17, 1999, issued to Timothy J. Kilkenny (filed as Exhibit 3.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

10.21	Stock Option Agreement dated October 19, 1999, issued to Wesdon C. Peacock (filed as Exhibit 10.21 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.22	Stock Option Agreement dated April 14, 2000, issued to Jason C. Ayers (filed as Exhibit 10.22 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.23	Stock Option Agreement dated May 1, 2000, issued to B. Don Turner (filed as Exhibit 10.23 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.24	Form of Stock Option Agreement dated December 8, 2000, issued to Jason C. Ayers, Wesdon C. Peacock, B. Don Turner and Wallace L. Walcher (filed as Exhibit 10.24 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.25	Warrant Certificate Dated November 9, 2000, issued to Roger P. Baresel (filed as Exhibit 10.25 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.26	Warrant Certificate Dated November 9, 2000, issued to Roger P. Baresel (filed as Exhibit 10.26 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.27	Warrant Certificate Dated December 29, 2000, issued to Roger P. Baresel (filed as Exhibit 10.27 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.28	Stock Option Agreement dated October 13, 2000, issued to Roger P. Baresel (filed as Exhibit 10.28 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.29	Stock Option Agreement dated October 12, 1999, issued to Travis Lane (filed as Exhibit 10.29 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

Exhibit
Number	Exhibit
10.30	Promissory Note dated January 5, 2001, issued to Generation Capital Associates (filed as Exhibit 10.30 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.31	Placement Agency Agreement dated November 8, 2000 between FullNet Communications, Inc. and National Securities Corporation (filed as Exhibit 10.31 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.32	Promissory Note dated January 25, 2000, issued to Fullnet of Tahlequah, Inc.	#

10.33	Promissory Note dated February 7, 2000, issued to David Looper	#

10.34	Promissory Note dated February 29, 2000, issued to Wallace L. Walcher	#

10.35	Promissory Note dated June 2, 2000, issued to Lary Smith	#

10.36	Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C.	#

10.37	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.38	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.39	Form of Convertible Promissory Note dated September 6, 2002	#

10.40	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.41	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.42	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 30, 2003	#

10.43	Form 8-K dated January 30, 2003 reporting the change in certifying accountant	#

10.44	Form 8-K dated September 20, 2005 reporting the change in certifying accountant	#

22.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

#	Incorporated by reference.

*	Filed herewith.
(b)	Reports on Form 8-K

Form 8-K dated September 20, 2005 reporting change in certifying accountant to Murrell, Hall, McIntosh & Co. PLLP commencing with the audit for the fiscal year ended December 31, 2005.

SIGNATURES
     Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
REGISTRANT:
FULLNET COMMUNICATIONS, INC.

Date: November 14, 2005	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: November 14, 2005	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer