Form 10KSB
period 2005-12-31
FULLNET COMMUNICATIONS INC
filed 2006-03-31
CIK 1092570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Title of class
Common Stock, $0.00001 Par Value
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     The Registrant’s revenues for its most recent fiscal year were $2,378,805
     The aggregate market value of the registrant’s common stock, $0.00001 par value, held by non-affiliates of the Registrant as of March 28, 2006 was $432,827 based on the closing price of $.08 per share on that date as reported by the OTC Bulletin Board. As of March 28, 2006, 6,741,135 shares of the registrant’s common stock, $0.00001 par value, were outstanding.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

FULLNET COMMUNICATIONS, INC.
FORM 10-KSB
For the Fiscal Year Ended December 31, 2005

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
     Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will prove to be correct. Our actual results could be materially different from our expectations, including the following:
—	We may fail to negotiate an acceptable replacement interconnection agreement with AT&T (formerly SBC);

—	We may fail to prevail against AT&T on various disputed back billings that total in excess of $3,000,000;

—	We may lose subscribers or fail to grow our subscriber base;

—	We may not successfully integrate new subscribers or assets obtained through acquisitions;

—	We may fail to compete with existing and new competitors;

—	We may not be able to sustain our current growth;

—	We may not adequately respond to technological developments impacting the Internet;

—	We may experience a major system failure;

—	We may not be able to find needed capital resources.
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

PART I
Item 1. Description Of Business
General
     We are an integrated communications provider offering integrated communications and Internet connectivity to individuals, businesses, organizations, educational institutions and government agencies. Through our subsidiaries, we provide high quality, reliable and scalable Internet access, web hosting, equipment co-location and traditional telephone services. Our overall strategy is to become the dominant integrated communications provider for residents and small to medium-sized businesses in Oklahoma.
     References to us in this Report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”), and FullWeb, Inc. (“FullWeb”). Our principal executive offices are located at 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102, and our telephone number is (405) 236-8200. We also maintain an Internet site on the World Wide Web (“WWW”) at www.fullnet.net. Information contained on our Website is not, and should not be deemed to be, a part of this Report.
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
     In 1997 we continued our focus on being a backbone provider by upgrading and acquiring more equipment. We also started offering our own Internet service provider brand access and services to our wholesale customers. As of December 31, 2005, there was one Internet service provider in Oklahoma that used the FullNet brand name for whom we provide the backbone to the Internet. There was also one Internet service provider that used a private label brand name, for whom we are its access backbone and provide on an outsource basis technical support, systems management and operations. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to over 100 businesses in Oklahoma.
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
     We completed our network operations center during the first quarter of 2001. We market our carrier neutral co-location solutions in our network operations center to other competitive local exchange carriers, Internet service providers and web-hosting companies. Our co-location facility is carrier neutral, allowing customers to choose among competitive offerings rather than being restricted to one carrier. Our network operations center is Telco-grade and provides customers a high level of operative reliability and security. We offer flexible space arrangements for customers, 24-hour onsite support with both battery and generator backup.
     Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for the cities in which we will market, sell and operate our retail FullNet

Internet service provider brand; wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional phone service. At December 31, 2005 FullTel provided us with local telephone access in approximately 232 cities.
Mergers and Acquisitions
     Our acquisition strategy is designed to leverage our existing network backbone and internal operations to enable us to enter new markets in Oklahoma, as well as to expand our presence in existing markets, and to benefit from economies of scale.
Our Business Strategy
     As an integrated communications provider, we intend to increase shareholder value by continuing to build scale through both acquisitions and internal growth and then leveraging increased revenues over our fixed-costs base. Our strategy is to meet the customer service requirements of retail, business, educational and government Internet users in our target markets, while benefiting from the scale advantages obtained through being a fully integrated backbone and broadband provider. The key elements of our overall strategy with respect to our principal business operations are as follows:
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
     Generate Internal Sales Growth
     We intend to expand our customer base by increasing our marketing efforts. At December 31, 2005, our direct sales force consisted of one individual in our Oklahoma City office coordinating all our business-to-business solutions sales. We currently have independent re-sellers responsible for their individual markets. Our sales force is supported in its efforts by technical engineers and our senior management. We intend to increase our phone directory advertising to include all cities in which we provide local telephone access. In addition, we are exploring other strategies to increase our sales, including other marketing partners such as electric cooperatives. We currently have one of the 20 local Oklahoma electric cooperatives as a marketing partner.
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
     Increase Rural Area Market Share
     We believe that the rural areas of Oklahoma are underserved by Internet service providers, and that significant profitable growth can be achieved in serving these markets by providing reliable Internet connectivity at a reasonable cost to the residents and businesses located in these areas. We believe we can obtain a significant Internet service provider and business-to-business market share in Oklahoma. To that end, through our wholly-owned subsidiary, FullTel, we became a licensed competitive local exchange carrier in Oklahoma. Since March 2003 when we installed our telephone switch, FullTel, as a competitive local exchange carrier, has provided local telephone numbers for Internet access.
     Enhance Subscribers’ Online Experience
     We intend to maximize our subscriber retention and add new subscribers by enhancing our services in the following ways:
     o Ease of Use – During the first quarter of 2001, we implemented a common, easy to use CD-ROM based software package that automatically configures all of the individual Internet access programs after a one-time entry by the user of a few required fields of information such as, name, user name and password.
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
Internet Access Services
     Our core business is the sale of Internet access services to individual and small business subscribers located in Oklahoma on both a retail and wholesale basis. Through FullNet, we provide our customers with a variety of dial-up and dedicated connectivity, as well as direct access to a wide range of Internet applications and resources, including electronic mail. FullNet’s full range of services includes:
     o Private label retail and business direct dial-up connectivity to the Internet and
     o Secure private networks through our backbone network
     Our branded and private label Internet access services are provided through a statewide network with points-of -presence in 232 communities throughout Oklahoma. Points-of-presence are local telephone numbers through which subscribers can access the Internet. Our business services consist of high-speed Internet access services and other services that enable wholesale customers to outsource their Internet and electronic commerce activities. We had approximately 2,900 subscribers at December 31, 2005. Additionally, FullNet sells Internet access to other Internet service providers, who then resell Internet access to their own customers under their private label or under the “FullNet” brand name.
     We intend to expand our subscriber base through a marketing campaign and through acquisitions. We are focusing our acquisition efforts on companies with forward-looking sales and marketing, high-quality customer service and solid local market dominance. See “Item 1. Description of Business – Company History.” Additionally, we are expanding our phone directory advertising in an effort to increase our subscriber base in the markets in which we currently operate.
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
     o Leased Line Connections
     Many businesses and some individuals have a need for more bandwidth to the Internet to support a network of users or a busy Website. We have the capacity to sell a leased line connection to users. This method of connection gives the user a full-time high-speed (up to 1.5 mbps) connection to the Internet. The leased line solution comes at greater expense to the user. These lines are leased through the telephone companies at a high installation and monthly fee.
     We believe that our Internet access services provide customers with the following benefits:
     Fast and Reliable Internet Access-We have implemented a network architecture providing exceptional quality and consistency in Internet services, making us one of the recognized backbone leaders in the Oklahoma Internet service provider industry. We offer unlimited, unrestricted and reliable Internet access at a low monthly price. We have designed our network such that our users never have to worry about busy signals due to a lack of available modems. Dial-up access is available for the following modem speeds: 14.4K, 28.8K, 33.6K, K56Flex, 56K V.90, v.92 MOH, ISDN 64K and ISDN 128K. Our dial-up access supports all major platforms and operating systems, including MS Windows, UNIX(R), Mac OS, OS/2 and LINUX. This allows simplified access to all Internet applications, including the World Wide Web, email, and news and file transfer protocol.
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
CLEC Operations
     Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. CLECs are new phone companies evolved from the Telecommunications Act of 1996 (Telecommunications Act) that requires the incumbent local exchange carriers or ILECs, generally the regional Bell companies including AT&T (formerly SBC), to provide CLECs access to their local facilities, and to compensate CLECs for traffic originated by ILECs and terminated on the CLECs network. By adding our own telephone switch and infrastructure to the existing telephone network in March 2003, we are now able to offer certain local Internet access for dial-up services in most of Oklahoma. As a CLEC, we may subscribe to and resell all forms of local telephone service in Oklahoma. We intend to build our own network infrastructure, which we believe will reduce our current reliance upon the infrastructures of the ILECs. We believe that our CLEC status, combined with the efficiencies inherent in operating our own network, should result in lower overhead costs and a more predictable infrastructure, both of which should be to the benefit of our customers.
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
     The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in which we will market, sell and operate our retail FullNet Internet service provider brand; wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone service. At December 31, 2005, FullTel provided us with local telephone access in approximately 232 cities. However, our ability to fully take advantage of these opportunities will be dependent upon the availability of additional capital.
Sales and Marketing
     Although we expect that the bulk of our new subscribers will come through acquisition of Internet service providers, our expanded local sales system is also an integral part of our growth plan. We believe local sales and marketing will develop further recognition of our name brand that will lead to increased subscriber revenues.
     The 15 largest metropolitan areas in the United States comprise only 38% of the U.S. population, leaving the majority of the country’s population in hundreds of smaller markets as potential subscribers. More specifically, predominantly smaller metropolitan and rural markets may have penetration rates of 22% and lower, versus larger markets with penetration rates of around 40%. In addition, in many cases national providers are a long distance phone call in our markets. Finally, because there is less competition in the smaller metropolitan and rural markets, monthly churn rates are lower and word-of-mouth referrals are significant generators of new subscribers. We believe that we have significant opportunities for acquisition and internal sales growth in these market areas.
     We focus on marketing our services to two distinct market segments: enterprises (primarily small and medium size businesses) and consumers. By attracting enterprise customers who use the network primarily during the daytime, and consumer customers who use the network primarily at night, we are able to utilize our network infrastructure more cost effectively.
Competition
     The market for Internet connectivity and related services is extremely competitive. We anticipate that competition will continue to intensify as the use of the Internet continues to expand and grow. The tremendous growth and potential market size of the Internet access market has attracted many new start-ups as well as existing businesses from a variety of industries. We believe that a reliable network, knowledgeable salespeople and the quality of technical support currently are the primary competitive factors in our targeted market and that price is usually secondary to these factors.
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
Internet Service Providers
     Our current primary competitors include other Internet service providers with a significant national presence that focuses on business customers, such as Cox Communications and AT&T (formerly SBC). These competitors have greater market share, brand recognition, financial, technical and personnel resources than us. We also compete with regional and local Internet service providers in our targeted markets.
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
     The companies that own these broadband networks could prevent us from delivering Internet access through the wire and cable connections that they own. Our ability to compete with telephone and cable television companies that are able to support broadband transmissions, and to provide better Internet services and products, may depend on future regulation to guarantee open access to the broadband networks. However, in January 1999, the Federal Communications Commission declined to take any action to mandate or otherwise regulate access by Internet service providers to broadband cable facilities at this time. It is unclear whether and to what extent local and state regulatory agencies will take any initiatives to implement this type of regulation, and whether they will be successful in establishing their authority to do so. Similarly, the Federal Communications Commission is considering proposals that could limit the right of Internet service providers to connect with their customers over broadband local telephone lines. In addition to competing directly in the Internet service provider market, both cable and television facilities operators are also aligning themselves with certain Internet service providers who would receive preferential or exclusive use of broadband local connections to end users. As high-speed broadband facilities increasingly become the preferred mode by which customers access the Internet, if we are unable to gain access to these facilities on reasonable terms, our business, financial condition and results of operations could be materially adversely affected.
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
     In addition to our Internet service provider operations, we have recently focused attention on acquiring telecommunications assets and facilities, which is a regulated activity. Fulltel, our subsidiary, has received competitive local exchange carrier or CLEC certification in Oklahoma, and an important part of our growth strategy is obtaining CLEC certification in certain other states. The Telecommunications Act requires CLECs not to prohibit or unduly restrict resale of their services; to provide dialing parity, number portability, and nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listings; to afford access to poles, ducts, conduits, and rights-of-way; and to establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic. In addition to federal regulation of CLECs, the states also impose regulatory obligations on CLECs. While these obligations vary from state to state, most states require CLECs to file a tariff for their services and charges; require CLECs to charge just and reasonable rates for their services, and not to discriminate among similarly-situated customers; to file periodic reports and pay certain fees; and to comply with certain services standards and consumer protection laws. As a provider of domestic basic telecommunications services, particularly competitive local exchange services, we could become subject to further regulation by the FCC or another regulatory agency, including state and local entities.
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
     In July 2000, the Eighth Circuit Court issued a decision on the earlier remand from the Supreme Court and rejected, as contrary to the Telecommunications Act, the use of hypothetical network costs, including total element long-run incremental costs methodology (“TELRIC”), which the FCC had used in developing certain of its pricing rules. The Eighth Circuit Court also vacated the FCC’s pricing rules related to unbundled network elements (UNEs), termination and transport, but upheld its prior decision that ILECs’ universal service subsidies should not be included in the costs of providing network elements. Finally, the Eighth Circuit Court also vacated the FCC’s rules requiring that: (1) ILECs recombine unbundled network elements for competitors in any technically feasible combination; (2) all preexisting interconnection agreements be submitted to the states for review; and (3) the burden of proof for retention of a rural exemption be shifted to the ILEC. The FCC sought review of the Eighth Circuit Court’s invalidation of TELRIC and was granted certiorari. On May 13, 2002, the Supreme Court reversed certain of the Eighth Circuit Court’s findings and affirmed that the FCC’s rules concerning forward looking economic costs, including TELRIC, were proper under the Telecommunications Act. The Supreme Court also restored the FCC’s requirement that the ILEC’s combine UNEs for competitors when they are unable to do so themselves.
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
     On August 21, 2003, the FCC released the text of its Triennial Review Order. In response to the remand of the United States Court of Appeals for the District of Columbia circuit, the FCC adopted new rules governing the obligations of ILECs to unbundle the elements of their local networks for use by competitors. The FCC made national findings of impairment or non-impairment for loops, transport and, most significantly, switching. The FCC delegated to the states the authority to engage in additional fact finding and make alternative impairment findings based on a more granular impairment analysis including evaluation of applicability of FCC-established “triggers.” The FCC created “mass market” and “enterprise market” customer classifications that generally correspond to the residential and business markets, respectively. The FCC found that CLECs were not impaired without access to local circuit switching when serving “enterprise market” customers on a national level. CLECs, however, were found to be impaired on a national level without access to local switching when serving “mass market” customers. State commissions had 90 days to ask the FCC to waive the finding of no impairment without switching for “enterprise market” customers. The FCC presumption that CLECs are impaired without access to transport, high capacity loops and “mass market” switching is subject to a more granular nine month review by state commissions pursuant to FCC-established triggers and other economic and operational criteria.
     The FCC also opened a further notice of proposed rulemaking to consider the “pick and choose” rules under which a competing carrier may select from among the various terms of interconnection offered by an ILEC in its various interconnection agreements. Comments have been filed, but the FCC has not issued a decision.
     The Triennial Review Order also provided that:
· ILECs are not required to unbundle packet switching as a stand-alone network element.
· Two key components of the FCC’s TELRIC pricing rules were clarified. First, the FCC clarified that the risk-adjusted cost of capital used in calculating UNE prices should reflect the risks associated with a competitive market. Second, the FCC declined to mandate the use of any particular set of asset lives for depreciation, but clarified that the use of an accelerated depreciation mechanism may present a more accurate method of calculating economic depreciation.
· CLECs continue to be prohibited from avoiding any liability under contractual early termination clauses in the event a CLEC converts a special access circuit to an UNE.
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
     As we become a competitor in local exchange markets, we will become subject to state requirements regarding provision of intrastate services. This may include the filing of tariffs containing rates and conditions. As a new entrant, without market power, we expect to face a relatively flexible regulatory environment. Nevertheless, it is possible that some states could require us to obtain the approval of the public utilities commission for the issuance of debt or equity or other transactions that would result in a lien on our property used to provide intrastate services.
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
     Necessity of Obtaining an Acceptable Successor Interconnection Agreement. We are dependent upon obtaining certain services from AT&T (formerly SBC) pursuant to our interconnection agreement with them. We along with many other telecommunications companies in Oklahoma are currently a party to one or more proceedings before the Oklahoma Corporation Commission (the “OCC”) relating to the terms of our interconnection agreements with AT&T and an anticipated successor to these interconnection agreements. Failure to obtain an acceptable successor interconnection agreement would have a material adverse effect on our business prospects, financial condition and results of operation.
     Necessity of Prevailing Against AT&T on Disputed Back Billings. AT&T (formerly SBC) has recently back billed us for various amounts that total in excess of $3,000,000. We believe that AT&T has no basis for these charges, are currently reviewing them with our attorneys and plan to vigorously dispute them. However, failure to prevail in the dispute of these back billings would have a material adverse effect on our business prospects, financial condition and results of operation.
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
     Uncertainty of Products/Services Development. Although considerable time and financial resources were expended in the development of our services and products, there can be absolutely no assurance that problems will not develop which would have a material adverse effect on us. We will be required to commit considerable time, effort and resources to finalize our product/service development and adapt our products and services to satisfy specific requirements of potential customers. Continued system refinement, enhancement and development efforts are subject to all of the risks inherent in the development of new products/services and technologies, including unanticipated delays, expenses, technical problems or difficulties, as well as the possible insufficiency of funds to satisfactorily complete development, which could result in abandonment or substantial change in commercialization. There can be no assurance that development efforts will be successfully completed on a timely basis, or at all, that we will be able to successfully adapt our hardware or software to satisfy specific requirements of potential customers, or that unanticipated events will not occur which would result in increased costs or material delays in development or commercialization. In addition, the complex technologies planned to be incorporated into our products and services may contain errors that become apparent subsequent to commercial use. Remedying such errors could delay our plans and cause us to incur substantial additional costs.
     New Concept; Uncertainty of Market Acceptance and Commercialization Strategy. As is typical in the case of a new business concept, demand and market acceptance for a newly introduced product or service is subject to a high level of uncertainty. Achieving market acceptance for this new concept will require significant efforts and expenditures by us to create awareness and demand by consumers. Our marketing strategy and preliminary and future marketing plans may be unsuccessful and are subject to change as a result of a number of factors, including progress or delays in our marketing efforts, changes in market conditions (including the emergence of potentially significant related market segments for applications of our technology), the nature of possible license and distribution arrangements which may or may not become available to us in the future and economic, regulatory and competitive factors. There can be no assurance that our strategy will result in successful product commercialization or that our efforts will result in initial or continued market acceptance for our proposed products.
     Competition; Technological Obsolescence. The markets for our products and services are characterized by intense competition and an increasing number of potential new market entrants who have developed or are developing potentially competitive products and services. We will face competition from numerous sources, certain of which may have substantially greater financial, technical, marketing, distribution, personnel and other resources than us, permitting such companies to implement extensive marketing campaigns, both generally and in response to efforts by additional competitors to enter into new markets and market new products and services. In addition, our product and service markets are characterized by rapidly changing technology and evolving industry standards that could result in product obsolescence and short product life cycles. Accordingly, our ability to compete will be dependent upon our ability to complete the development of our products and to introduce our products and/or services into the marketplace in a timely manner, to continually enhance and improve our software and to successfully develop and market new products. There can be no assurance that we will be able to compete successfully, that competitors will not develop technologies or products that render our products and/or services obsolete or less marketable or that we will be able to successfully enhance our products or develop new products and/or services.
     Risks Relating to the Internet. Businesses reliant on the Internet may be at risk due to inadequate development of the necessary infrastructure, including reliable network backbones or complementary services, high-speed modems and security procedures. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by sustained growth. In addition, there may be delays in the development and adoption of new standards and protocols, the inability to handle increased levels of Internet activity or due to increased government regulation. If the necessary Internet infrastructure or complementary services are not developed to effectively support growth that may occur, our business, results of operations and financial condition would be materially adversely affected.
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
Customers
     In 2005 and 2004, we had one customer that represented 27% and 30%, respectively, of our gross revenues. The contract pursuant to which we provided services to this customer expired on December 31, 2005. The customer did not renew its contract. Therefore, during 2006 we will experience a loss of this revenue without a corresponding reduction in expense.
Employees
     As of December 31, 2005, we had 16 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.
Item 2. Description of Property
     We maintain our executive office in approximately 13,000 square feet at 201 Robert S. Kerr Avenue, suite 210 in Oklahoma City, at an effective annual rental rate of $10.20 per square foot. These premises are occupied pursuant to a ten-year lease that expires December 31, 2009.
Item 3. Legal Proceedings
     As a telecommunications company, we are effected by regulatory proceedings in the ordinary course of our business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). For example, we along with many other telecommunications companies in Oklahoma are currently a party to one or more proceeding before the OCC relating to the terms of our interconnection agreement with AT&T

(formerly SBC Communications) and an anticipated successor to this interconnection agreement. These proceedings were initiated due to the unreasonable changes that AT&T was proposing be incorporated in the successor interconnection agreement. The regulatory proceeding concerning the terms of our interconnection agreement with AT&T, which is based upon their standard interconnection agreement, and the anticipated successor thereto is ongoing and is not expected to conclude until second quarter of 2006. We cannot anticipate the outcome of this regulatory proceeding at this time but a negative outcome with any of these regulatory proceedings could have a material adverse effect on our business, financial condition or results of operations.
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

	Common Stock
	Closing Sale Prices
	High	Low
2005 –Calendar Quarter Ended:
March 31	$.07	$.07
June 30.07		.07
September 30.05		.05
December 31.09		.09
2004 –Calendar Quarter Ended:
March 31	$.05	$.05
June 30.04		.04
September 30.05		.05
December 31.07		.05
Number of stockholders
     The number of beneficial holders of record of our common stock as of the close of business on March 28, 2006 was approximately 109.
Dividend Policy
     To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.
Securities Authorized for Issuance under Equity Compensation Plans
     The following table sets forth as of December 31, 2005, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans that have been approved by our shareholders. All of our outstanding stock option grants and warrants were pursuant to individual compensation arrangements and exercisable for the purchase of our common stock shares.

Number of
Securities
		Weighted-	Remaining
	Number of	Average	Available for
	Shares	Exercise Price	Future
	Underlying	of	Issuance under
	Unexercised	Outstanding	Equity
	Options	Options and	Compensation
Plan Category	and Warrants	Warrants	Plans(1)
Equity compensation plans approved by our shareholders:
None	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors	—	$—	—
Stock options granted to employees	3,083,034	$.43	—
Warrants and certain stock options issued to non-employees	402,000	$.39	—

Total	3,485,034	$.42	—

Recent Sales of Unregistered Securities
     During October 2004, we issued 10,000 shares of common stock as part of a settlement of a note payable. This offering was pursuant to Rule 506 of Regulation D of the Securities Act, and no commissions and fees were paid.
     With respect to the foregoing common stock transaction, we relied on Sections 4(2) and 3(b) of the Securities Act of 1933 and applicable registration exemptions of Rules 504 and 506 of Regulation D and applicable state securities laws.
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
Overview
     We are an integrated communications provider offering integrated communications and Internet connectivity to individuals, businesses, organizations, educational institutions and government agencies. Through our subsidiaries, we provide high quality, reliable and scalable Internet access, web hosting, equipment co-location, and traditional telephone service.
     Our overall goal is to become the dominant integrated communications provider for residents and small to medium-sized businesses in Oklahoma. We believe that the rural areas of Oklahoma are underserved by Internet service providers, and that significant profitable growth can be achieved in serving these markets by providing reliable Internet connectivity and value-added services at a reasonable cost to the residents and businesses located in these areas. We believe we can obtain a significant Internet service provider and business-to-business market share in Oklahoma. Our wholly-owned subsidiary, FullTel, is a licensed competitive local exchange carrier or CLEC and provides local telephone numbers for Internet access.
     The market for Internet connectivity and related services is extremely competitive. We anticipate that competition will continue to intensify. The tremendous growth and potential market size of the Internet access market has attracted many new start-ups as well as existing businesses from a variety of industries. We believe that a reliable network, knowledgeable sales people and the quality of technical support currently are the primary competitive factors in our targeted market and that price is usually secondary to these factors.
     As a telecommunications company, we are affected by regulatory proceedings in the ordinary course of our business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). For example, we along with many other telecommunications companies in Oklahoma are currently a party to one or more proceedings before the OCC relating to the terms of our interconnection agreement with AT&T (formerly SBC Communications) and an anticipated successor to this interconnection agreement. These proceedings were initiated due to the unreasonable changes that AT&T was proposing be incorporated in the successor interconnection agreement. The regulatory proceeding concerning the terms of our interconnection agreement with AT&T that is based upon their standard interconnection agreement, and the anticipated successor thereto is ongoing and is expected to conclude in the second quarter of 2006. We are unable to accurately predict the outcome of this regulatory proceeding at this time but an unfavorable outcome could have a material adverse effect on our business, financial condition or results of operations.
     AT&T has recently back billed us for various amounts that total in excess of $3,000,000. We believe that AT&T has no basis for these charges, are currently reviewing them with our attorneys and plan to vigorously dispute them. However, failure to prevail in the dispute of these back billings would have a material adverse effect on our business prospects, financial condition and results of operation.

Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the years ended December 31, 2005 and 2004:

	For the Years Ended December 31,
	2005		2004
		Percentage		Percentage
	Amount	of revenues	Amount	of revenues
Revenues:
Access service revenues	$874,560	36.8%	$898,973	40.0%
Co-location and other revenues	1,504,245	63.2	1,361,795	60.0

Total revenues	2,378,805	100.0	2,260,768	100.0

Cost of access service revenues	276,427	11.6	231,274	10.2
Cost of co-location and other revenues	192,253	8.1	114,517	5.1
Selling, general and administrative expenses	1,320,215	55.5	1,279,779	56.6
Loss on sale of assets	—	—	4,253	.2
Depreciation and amortization	431,315	18.1	403,209	17.8

Total operating costs and expenses	2,220,210	93.3	2,033,032	89.9

Income from operations	158,595	6.7	227,736	10.1

Gain on debt forgiveness	16,634	0.7	163,380	7.2
Gain on debt recovery	17,500	0.7	—	—
Interest expense	(118,401)	(5.0)	(165,110)	(7.3)

Income before income taxes	74,328	3.1	226,006	10.0

Income tax expense	—	—	—	—

Net income	$74,328	3.1%	$226,006	10.0%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Revenues
     Access service revenues decreased $24,413 or 2.7% to $874,560 for the year 2005 from $898,973 for the year 2004 primarily due to a decline in the number of customers.
     Co-location and other revenues increased $142,450 or 10.5% to $1,504,245 for the year 2005 from $1,361,795for the year 2004. This increase was primarily attributable to the sale of additional services to existing customers and the addition of new customers. During 2005 we recorded approximately $93,000 of reciprocal compensation revenue (fees for terminating AT&T (formerly SBC) customers’ local calls onto our network), which included approximately $51,000 arising from a change in estimate for the period of March 2003 through December 2004. During 2005 we billed AT&T approximately $166,000 for reciprocal compensation comprised of new billings of approximately $114,000 for the periods of June 2004 through September 2005 and revised billings of approximately $52,000 for the periods of March 2003 through May 2004. AT&T failed to pay and is disputing approximately $106,000 of these billings. We have established a reserve of approximately $63,000 and have not recorded the associated revenue. We recorded $8,000 in revenue for the period of October 1, 2005 through December 31, 2005 and submitted this billing to AT&T during January 2006. During 2004, we recorded approximately $77,000 of reciprocal compensation revenue that included approximately $41,000 for the period of March 2003 through December 2003. During 2004, we billed AT&T approximately $97,000 for reciprocal compensation. This was the first reciprocal compensation billing that we presented to AT&T and covered the periods March 2003 through May 2004. AT&T failed to pay and is disputing approximately $38,000 of this billing. Consequently, we have established a reserve of $38,000 and have not recorded the associated revenue. We are pursuing AT&T for all balances due, however there is significant uncertainty as to whether or not we will be successful. Upon the ultimate resolution of AT&T’s challenge, we will recognize the associated revenue, if any. On a going-forward basis it is uncertain at what rate or if any reciprocal compensation will be allowed in our successor interconnection agreement with AT&T.
Operating Costs and Expenses
     Cost of access service revenues increased $45,153 or 19.5% to $276,427 for the year 2005 from $231,274 for the year 2004. This increase was primarily due to increased expenditures to expand and support our network. Cost of access service revenues as a percentage of access service revenues increased to 31.6% during 2005 from 25.7% during 2004.
     Cost of co-location and other revenues increased $77,736 or 67.9% to $192,253 for the year 2005 from $114,517 for the year 2004. This increase was primarily due to increased expenditures to expand and support our services. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 12.8% during 2005 from 8.4% during 2004.

     Selling, general and administrative expenses increased $40,436 or 3.2% to $1,320,215 for the year 2005 from $1,279,779 for the year 2004. This increase was primarily due to an increase in legal fees primarily related to our interconnection agreement rights in the state of Missouri. Selling, general and administrative expenses as a percentage of total revenues decreased to 55.5% during 2005 from 56.6% during 2004.
     During 2004, we recorded a loss on sale of assets of $4,253 that was primarily attributable to the trade-in of equipment.
     Depreciation and amortization expense increased $28,106 or 7.0% to $431,315 for the year 2005 from $403,209 for the year 2004 primarily due to the addition of $185,387 in equipment during 2005. In January 2002, upon initially applying Statement of Financial Accounting Standards (“SFAS”) No. 142 — Goodwill and Intangible Assets (“SFAS 142), we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the years ended December 31, 2005 and 2004 relating to intangible assets was $157,054 and $150,914, respectively.
Gain on Debt Forgiveness
     During the year 2005, we negotiated and settled the following liabilities for less than their carrying values.

	Carrying	Settlement
	Value	Amount	Gain
Accounts payable	$27,634	$11,000	$16,634

     During the year 2004, we negotiated and settled the following liabilities for less than their carrying values.

	Carrying	Settlement
	Value	Amount	Gain
Notes payable including accrued interest	$96,208	$36,536	$59,672
Accounts payable	115,519	17,474	98,045
Accrued liabilities	5,663	—	5,663

Total	$217,390	$54,010	$163,380

Gain on Bad Debt Recovery
     During 2005, we negotiated and settled a customers’ account receivable that had previously been written off to bad debt expense. This settlement was recorded net of our legal expenses as a $17,500 gain on bad debt recovery.
Interest Expense
     Interest expense decreased $46,709 or 28.3% to $118,401 for the year 2005 from $165,110 for the year 2004. This decrease was primarily attributable to the retirement of several high interest rate notes, leases and credit cards with interest rates ranging from 29.5% to 7.3%.
Liquidity and Capital Resources
     As of December 31, 2005, we had $14,974 in cash and $2,277,764 in current liabilities, including $120,784 of deferred revenues that will not require settlement in cash.
     At December 31, 2005, we had a deficit working capital of $2,031,543, while at December 31, 2004 we had a deficit working capital of $2,058,101. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
     As of December 31, 2005, $158,019 of the $160,998 we owed to our trade creditors and $212,893 of the $218,982 payable to a related party were past due. We have no formal agreements regarding payment of these amounts. At December 31, 2005, we had outstanding principal and interest owed on matured notes totaling $1,218,485. We have not made payment or negotiated an extension of the notes and the lenders have not made any payment demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.

     In addition, during the years ended December 31, 2005 and 2004, we had one customer that accounted for approximately 27% and 30%, respectively, of total revenues. The contract pursuant to which we provide services to this customer expired on December 31, 2005. This customer did not renew its contract; therefore, during 2006 we will experience a loss of this revenue without a corresponding reduction in expense.
     During September 2005, we received a back billing from AT&T (formerly SBC) of approximately $230,000. Since then, we have received a number of additional back billings from AT&T that total in excess of $3,000,000. We believe AT&T has no basis for these charges, are currently reviewing these billings with our attorneys and plans to vigorously dispute the charges. Therefore, we have not recorded any expense or liability related to these billings.

	For the Years Ended December 31,
	2005	2004
Net cash flows provided by operations	$460,818	$608,208
Net cash flows used in investing activities	(258,305)	(252,362)
Net cash flows used in financing activities	(199,765)	(355,100)
     Cash used for the purchases of equipment was $185,387 and $205,112, respectively, for the years ended December 31, 2005 and 2004. Cash provided by the sales of surplus equipment and furniture was $8,670 for 2004. Cash used for the acquisition of assets was $72,918 and $55,920, respectively, for 2005 and 2004.
     Cash used for principal payments on notes payable and capital lease obligations was $199,765 and $355,100, respectively, for the years ended December 31, 2005 and 2004.
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
     We review loss contingencies and evaluate the events and circumstances related to these contingencies. In accordance with Statement of Financial Accounting Standard No. 5 — Accounting for Contingencies, we disclose material loss contingencies that are possible or probable, but cannot be estimated. For loss contingencies that are both estimable and probable the loss contingency is accrued and expense is recognized in the financial statements.
Certain Accounting Matters
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R — Share-Based Payment (“SFAS No. 123R”). The standard amends SFAS No. 123 — Accounting for Stock Based Compensation and supersedes Accounting Principles Board (“APB) Opinion No. 25 — Accounting for Stock Issued to Employees (“APB 25”). SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R will be effective for us for the first interim or annual reporting period beginning after December 31, 2005. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB 25 intrinsic value method and recognize no compensation cost for employee stock options. Accordingly, the provisions of SFAS No. 123R will reduce earnings upon adoption. We will adopt SFAS No. 123R within the prescribed time and are currently reviewing the provisions to determine its impact on the financial statements.
     SFAS No. 151, Inventory Costs - an amendment of ARB No. 4 and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67, SFAS No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29, SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS 3, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and No. 140, and SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 were recently issued. SFAS No. 151, 152, 153, 154, 155, and 156 have no current applicability to us and have no effect on our consolidated financial statements.
Item 7. Financial Statements
     Our financial statements, prepared in accordance with Regulation S-B, are set forth in this Report beginning on page F-1.
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
     On September 16, 2005, we engaged MURRELL, HALL, MCINTOSH & CO., PLLP as our new independent accountants, commencing with the audit for the fiscal year ended December 31, 2005, and thereby dismissed Evans, Gaither & Associates, PLLC. The decision to change independent accountants was approved by our Board of Directors.
     On January 30, 2004, we engaged EVANS, GAITHER & ASSOCIATES, PLLC as our new independent accountants, commencing with the audit for the fiscal year ended December 31, 2003, and thereby dismissed Buxton & Cloud PC. The decision to change independent accountants was approved by our Board of Directors.
     During 2005 and 2004, we did not have disagreements with our principal independent accountants.

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
Item 8B. Other Information
     During the three months ended December 31, 2005 we did not have any events reportable on Form 8-K that were not reported.

PART III.
Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act
     The following information is furnished as of March 28, 2006 for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of two members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Position
Timothy J.Kilkenny	47	Chairman of the Board of Directors and CEO
Roger P. Baresel	50	Director, President, Chief Financial Officer and Secretary
Jason C. Ayers	31	Vice President of Operations
Patricia R. Shurley	49	Vice President of Finance
Michael D. Tomas	33	Vice President of Technology
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
     Patricia R. Shurley has been our Vice President of Finance since May 2001. Prior to that, she served for three years as the Controller for Advantage Marketing Systems, Inc., a publicly-held company engaged in the multi-level marketing of healthcare and dietary supplements. Prior to that she was self-employed and owned an accounting practice. She graduated from the University of Central Oklahoma in Edmond, Oklahoma with a BS degree in Accounting and is a certified public accountant.
     Michael D. Tomas has been our Vice President of Technology since September 2003. Prior to that, he was our Information Systems Manager since June 1999 and our employee since July 1996. Mr. Tomas has formal training with Cisco, Win 3.1, Win95/98, and Windows NT 4.0 as well as LAN/WAN setup, including experience with wireless networking and is Lucent certified.
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
Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Requirements
     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission (“SEC”) and each exchange on which our securities are listed, reports of ownership and subsequent changes in ownership of our common stock and our other securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during 2005 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met.
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
Item 10. Executive Compensation
     The following table sets forth, for the last three fiscal years, the cash compensation paid by us to our Chairman and Chief Executive Officer (the “Named Executive Officer”). None of our executive officers earned annual compensation in excess of $100,000 during fiscal 2005.

						Long-Term
	Annual Compensation					Compensation
						Securities
						Underlying
						Options and
	Fiscal			Other		Warrants
Name and Principal Position	Year	Salary		Compensation		(#) (1)
Timothy J. Kilkenny	2005	$117,125	(2)	$21,954	(5)	—
Chairman and CEO	2004	81,413	(3)	17,130	(6)	—
	2003	80,717	(4)	14,986	(7)	452,000

(1)	Options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant.

(2)	Includes $40,075 of deferred compensation.

(3)	Includes $20,833 of deferred compensation.

(4)	Includes $25,000 of deferred compensation.

(5)	Represents $8,400 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,909 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, and $11,645 of insurance premiums paid by us for the benefit of Mr. Kilkenny.

(6)	Represents $8,400 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,995 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, and $6,735 of insurance premiums paid by us for the benefit of Mr. Kilkenny.

(7)	Represents $8,400 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,030 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, and $5,556 of insurance premiums paid by us for the benefit of Mr. Kilkenny.
Stock Options Granted
     We do not have a written stock option plan. However, the Board of Directors granted to our employees stock options exercisable for the purchase of 111,000 shares of our common stock during 2005. No stock options were granted to Mr. Kilkenny during 2005.
     All options granted during 2005 are nonqualified stock options. During 2005, an aggregate of 111,000 options were granted outside of a formal plan to employees. Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.
2005 Year End Option Values
     The following table sets forth information related to the exercise of stock options during 2005 and the number and value of options held by the following Named Executive Officer at December 31, 2005. During 2005, the Named Executive Officer did not exercise any options, nor did we reprice any outstanding options. For the purposes of this table, the “value” of an option is the difference between the estimated fair market value at December 31, 2005 of the shares of common stock subject to the option and the aggregate exercise price of such option.

	Number of Unexercised		Value of Unexercised In-the-
	Options at		Money Options at
	December 31, 2005		December 31, 2005 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Timothy J. Kilkenny	714,000	—	$25,800	$—
Chairman and CEO

(1)	Based on the December 31, 2005 estimated fair value of our common stock of $.09 per share.
Director Compensation
     During the fiscal year ended December 31, 2005, our directors did not receive any compensation for serving in such capacities.
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
     We do not maintain any keyman insurance covering the death or disability of our executive officers. However, Mr. Kilkenny’s life insurance carries a death benefit that would pay the bank note totaling $170,080 at December 31, 2005, which he personally guaranteed.

Item 11. Security Ownership of Certain Beneficial Owners and Management
Security Ownership
     The following table sets forth information as of March 28, 2006, concerning the beneficial ownership of our Common Stock by each person (other than our directors and executive officers) who is known by us to own more than 5% of the outstanding shares of our Common Stock. The information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the Securities and Exchange Commission or other information provided to us by the beneficial owner or our stock transfer agent.

	Common Stock
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Generation Capital Associates (2)	707,608	9.9%
Rupinder Sidu (3)	481,185	7.0%
Karen Gustafson & Greg Kusnick(4)	441,481	6.3%
Greg Lowney & Maryanne Snyder (5)	441,481	6.3%
Laura L. Kilkenny (6)	465,000	6.9%

(1)	Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 6,741,135 outstanding shares of common stock as of March 28, 2006.

(2)	Generation Capital Associates’ address is 1085 Riverside Trace, Atlanta, GA 30328. Generation Capital Associates holds 267,608 shares of our common stock. The number of shares includes 440,000 shares of our common stock that are subject to currently exercisable common stock purchase warrants. Amounts shown do not include 150,000 shares of our common stock that are subject to common stock purchase warrants that are not currently exercisable because they contain a provision prohibiting their exercise to the extent that they would increase Generation Capital Associates’ percentage ownership beyond 9.9% of our outstanding shares of common stock. We are in default on an operating lease and an interim loan with Generation Capital (see Item. 12 Certain Relationships and Related Party Transactions).

(3)	Rupinder Sidu’s address is 10229 Tavistock Road, Orlando, FL 32827. Mr. Sidu holds 344,018 shares of our common stock. The number of shares includes 137,167 shares of our common stock that are subject to currently exercisable common stock purchase warrants.

(4)	Karen Gustafson & Greg Kusnick’s address is P.O. Box 22443, Seattle, WA 98112. Ms. Gustafson & Mr. Kusnick hold 155,129 shares of our common stock. The number of shares includes 31,250 shares of our common stock that are subject to currently exercisable common stock purchase warrants and 255,102 shares of our common stock that are subject to a currently convertible promissory note.

(5)	Greg Lowney & Maryanne Snyder’s address is 15207 N.E. 68th Street, Redmond, WA 98052. Mr. Lowney & Ms. Snyder hold 155,129 shares of our common stock. The number of shares includes 31,250 shares of our common stock that are subject to currently exercisable common stock purchase warrants and 255,102 shares of our common stock that are subject to a currently convertible promissory note.

(6)	Laura L. Kilkenny’s address is 3160 Long Dr., Newcastle, OK 73065. Ms. Kilkenny is the ex-wife of Timothy J. Kilkenny, our Chairman of the Board and Chief Executive Officer. Ms. Kilkenny holds 415,000 shares of our common stock. The number of shares includes 50,000 shares of our common stock that are subject to currently exercisable common stock purchase options.
     The following table sets forth information as of March 28, 2006, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 9. Directors and Executive Officers, Promoters and Control Persons” and all of our directors and executive officers as a group. There are no family relationships amongst our executive officers and directors. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock
	Beneficially Owned
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Timothy J. Kilkenny* (2)(3)	1,729,000	23.2%
Roger P. Baresel* (2)(4)	587,862	8.2%
Jason C. Ayers (2)(5)	405,795	5.7%
Patricia R. Shurley (2)(6)	292,000	4.2%
Michael D. Tomas (2)(7)	260,000	3.8%

All executive officers and directors as a group (5 persons)	3,274,657	45.1%

*	Director

(1)	Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 6,723,135 shares being outstanding at March 28, 2006.

(2)	Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.

(3)	Timothy J. Kilkenny and Barbara J. Kilkenny, husband and wife, hold 915,000 and 100,000 shares of our common stock, respectively. The number of shares includes 714,000 shares of our common stock that are subject to currently exercisable stock options held by Mr. Kilkenny.

(4)	Roger P. Baresel and Judith A. Baresel, husband and wife, hold 34,408 and 92,659 shares of our common stock, respectively. They hold 31,250 shares of our common stock as joint tenants. The number of shares includes 198,745 shares of our common stock subject to currently exercisable stock options held by Mr. Baresel, 218,300 shares of our common stock subject to currently exercisable stock options held by Mrs. Baresel, and 12,500 currently exercisable common stock purchase warrants held jointly.

(5)	Jason C. Ayers holds 25,865 shares of our common stock. The number of shares includes 379,930 shares of our common stock that are subject to currently exercisable common stock options held by Mr. Ayers.

(6)	The number of shares includes 292,000 shares of our common stock that are subject to currently exercisable common stock purchase options held by Ms. Shurley.

(7)	The number of shares includes 260,000 shares of our common stock that are subject to currently exercisable common stock purchase options held by Mr. Tomas.
Item 12. Certain Relationships and Related Transactions
     We are in default on an operating lease for certain equipment which is leased from one of our significant shareholders who also holds a $320,000 interim loan which is also in default (see Note E — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments and at December 31, 2005 had recorded $218,982 in unpaid lease payments. The lessor has not made any demands.
     On August 2, 2000, we obtained a short-term loan of $100,000 from Timothy J. Kilkenny, our Chairman of the Board and Chief Executive Officer, through the issuance of a 14% promissory note. The terms of the financing additionally provided for the issuance of five-year warrants to purchase 50,000 shares of our common stock at $.01 per share, and provided for certain registration rights. The promissory note required monthly interest payments, matured on the earlier of (i) the date which is within five days of receipt of funds by us of any offering raising gross proceeds to us of at least $1,000,000 or (ii) in three months, and was extendible for two 90-day periods upon issuance of additional warrants exercisable for the purchase of 50,000 shares of our common stock for $.01 per share for each extension. In the fourth quarter of 2000, our founder and CEO agreed to reduce the interest rate on the promissory note to 9% and waive the warrant provisions relating to extensions of the loan. We repaid $50,000 on this note and the note was due in May 2001. In May 2001 Mr. Kilkenny agreed to a replacement note with an interest rate of 8.5% with monthly principal and interest payments. This note was fully paid in 2005.
Item 13. Exhibits
(a) The following exhibits are filed as part of this Report:

Exhibit
Number	Exhibit
3.1	Certificate of Incorporation, as amended (filed as Exhibit 2.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

3.2	Bylaws (filed as Exhibit 2.2 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference)	#

4.1	Specimen Certificate of Registrant’s Common Stock (filed as Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).	#

Exhibit
Number	Exhibit
4.2	Certificate of Correction to the Amended Certificate of Incorporation and the Ninth Section of the Certificate of Incorporation (filed as Exhibit 2.1 to Registrant’s Registration Statement on form 10-SB, file number 000-27031 and incorporated by reference).	#

4.3	Certificate of Correction to Articles II and V of Registrant’s Bylaws (filed as Exhibit 2.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

4.4	Form of Warrant Agreement for Interim Financing in the amount of $505,000 (filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.5	Form of Warrant Certificate for Florida Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.6	Form of Promissory Note for Florida Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.7	Form of Warrant Certificate for Georgia Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.8	Form of Promissory Note for Georgia Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.5 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.9	Form of Warrant Certificate for Illinois Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.6 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.10	Form of Promissory Note for Illinois Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.7 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.11	Form of Warrant Agreement for Interim Financing in the amount of $500,000 (filed as Exhibit 4.8 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.12	Form of Warrant Certificate for Interim Financing in the amount of $500,000 (filed as Exhibit 4.9 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.13	Form of Promissory Note for Interim Financing in the amount of $500,000 (filed as Exhibit 4.10 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.14	Form of Convertible Promissory Note for September 29, 2000, private placement (filed as Exhibit 4.13 to Registrant’s Form
	10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference).	#

4.15	Form of Warrant Agreement for September 29, 2000, private placement (filed as Exhibit 4.13 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference).	#

4.16	Form of 2001 Exchange Warrant Agreement (filed as Exhibit 4.16 to Registrant’s Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference)	#

4.17	Form of 2001 Exchange Warrant Certificate (filed as Exhibit 4.17 to Registrant’s Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference)	#

Exhibit
Number	Exhibit
10.1	Financial Advisory Services Agreement between the Company and National Securities Corporation, dated September 17, 1999 (filed as Exhibit 10.1 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).	#

10.2	Lease Agreement between the Company and BOK Plaza Associates, LLC, dated December 2, 1999 (filed as Exhibit 10.2 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).	#

10.3	Interconnection agreement between Registrant and Southwestern Bell dated March 19, 1999 (filed as Exhibit 6.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

10.4	Stock Purchase Agreement between the Company and Animus Communications, Inc. (filed as Exhibit 6.2 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

10.5	Registrar Accreditation Agreement effective February 8, 2000, by and between Internet Corporation for Assigned Names and Numbers and FullWeb, Inc. d/b/a FullNic f/k/a Animus Communications, Inc. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

10.6	Master License Agreement For KMC Telecom V, Inc., dated June 20, 2000, by and between FullNet Communications, Inc. and KMC Telecom V, Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).	#

10.7	Domain Registrar Project Completion Agreement, dated May 10, 2000, by and between FullNet Communications, Inc., FullWeb, Inc. d/b/a FullNic and Think Capital (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).	#

10.8	Amendment to Financial Advisory Services Agreement between Registrant and National Securities Corporation, dated April 21, 2000 (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).	#

10.9	Asset Purchase Agreement dated June 2, 2000, by and between FullNet of Nowata and FullNet Communications, Inc. (filed as Exhibit 99.1 to Registrant’s Form 8-K filed on June 20, 2000 and incorporated herein by reference).	#

10.10	Asset Purchase Agreement dated February 4, 2000, by and between FullNet of Bartlesville and FullNet Communications, Inc. (filed as Exhibit 2.1 to Registrant’s Form 8-K filed on February 18, 2000 and incorporated herein by reference).	#

10.11	Agreement and Plan of Merger Among FullNet Communications, Inc., FullNet, Inc. and Harvest Communications, Inc. dated February 29, 2000 (filed as Exhibit 2.1 to Registrant’s Form 8-K filed on March 10, 2000 and incorporated herein by reference).	#

10.12	Asset Purchase Agreement dated January 25, 2000, by and between FullNet of Tahlequah, and FullNet Communications, Inc. (filed as Exhibit 2.1 to Registrant’s Form 8-K filed on February 9, 2000 and incorporated herein by reference).	#

10.13	Promissory Note dated August 2, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.13 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.14	Warrant Agreement dated August 2, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.14 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.15	Warrant Certificate dated August 2, 2000 issued to Timothy J. Kilkenny (filed as Exhibit 10.15 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.16	Stock Option Agreement dated December 8, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.16 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

Exhibit
Number	Exhibit
10.17	Warrant Agreement dated November 9, 2000, issued to Roger P. Baresel (filed as Exhibit 10.17 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.18	Warrant Agreement dated December 29, 2000, issued to Roger P. Baresel (filed as Exhibit 10.18 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.19	Stock Option Agreement dated February 29, 2000, issued to Wallace L Walcher (filed as Exhibit 10.19 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.20	Stock Option Agreement dated February 17, 1999, issued to Timothy J. Kilkenny (filed as Exhibit 3.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

10.21	Stock Option Agreement dated October 19, 1999, issued to Wesdon C. Peacock (filed as Exhibit 10.21 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.22	Stock Option Agreement dated April 14, 2000, issued to Jason C. Ayers (filed as Exhibit 10.22 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.23	Stock Option Agreement dated May 1, 2000, issued to B. Don Turner (filed as Exhibit 10.23 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.24	Form of Stock Option Agreement dated December 8, 2000, issued to Jason C. Ayers, Wesdon C. Peacock, B. Don Turner and Wallace L. Walcher (filed as Exhibit 10.24 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.25	Warrant Certificate Dated November 9, 2000, issued to Roger P. Baresel (filed as Exhibit 10.25 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.26	Warrant Certificate Dated November 9, 2000, issued to Roger P. Baresel (filed as Exhibit 10.26 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.27	Warrant Certificate Dated December 29, 2000, issued to Roger P. Baresel (filed as Exhibit 10.27 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.28	Stock Option Agreement dated October 13, 2000, issued to Roger P. Baresel (filed as Exhibit 10.28 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.29	Stock Option Agreement dated October 12, 1999, issued to Travis Lane (filed as Exhibit 10.29 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.30	Promissory Note dated January 5, 2001, issued to Generation Capital Associates (filed as Exhibit 10.30 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.31	Placement Agency Agreement dated November 8, 2000 between FullNet Communications, Inc. and National Securities Corporation (filed as Exhibit 10.31 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.32	Promissory Note dated January 25, 2000, issued to Fullnet of Tahlequah, Inc.	#

10.33	Promissory Note dated February 7, 2000, issued to David Looper	#

10.34	Promissory Note dated February 29, 2000, issued to Wallace L. Walcher	#

10.35	Promissory Note dated June 2, 2000, issued to Lary Smith	#

10.36	Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C.	#

10.37	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.38	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

Exhibit
Number	Exhibit
10.39	Form of Convertible Promissory Note dated September 6, 2002	#

10.40	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.41	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

21.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

#	Incorporated by reference.

*	Filed herewith.
Item 14. Principal Accountant Fees and Services
     On September 16, 2005, we engaged MURRELL, HALL, MCINTOSH & CO., PLLP as our new independent accountants, commencing with the audit for the fiscal year ended December 31, 2005, and thereby dismissed Evans, Gaither & Associates, PLLC. The decision to change independent accountants was approved by our Board of Directors.
     On January 30, 2004, we engaged EVANS, GAITHER & ASSOCIATES, PLLC as our new independent accountants, commencing with the audit for the fiscal year ended December 31, 2003, and thereby dismissed Buxton & Cloud PC. The decision to change independent accountants was approved by our Board of Directors.
     The following table sets forth the aggregate fees, including expenses, billed to us for the years ended December 31, 2005 and 2004 by our principal accountant.

	2005	2004
Audit Fees – Murrell, Hall, McIntosh & Co., PLLP	$28,000	—
Audit Fees – Evans, Gaither & Associates, PLLC	$5,565	$33,160
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
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
REGISTRANT:
FULLNET COMMUNICATIONS, INC.

Date: March 31, 2006	By:	/s/ TIMOTHY J. KILKENNY

Timothy J. Kilkenny
Chief Executive Officer

Date: March 31, 2006	By:	/s/ ROGER P. BARESEL

Roger P. Baresel
President and Chief Financial and Accounting Officer
     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2006	By:	/s/ TIMOTHY J. KILKENNY

Timothy J. Kilkenny,
Chairman of the Board and Director

Date: March 31, 2006	By:	/s/ ROGER P. BARESEL

Roger P. Baresel, Director

Report of Independent Registered Public Accounting Firm
We have audited the accompanying consolidated balance sheet of FullNet Communications, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FullNet Communications, Inc. and Subsidiaries as of December 31, 2005 and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company’s current liabilities exceed its current assets by $2,031,543 as of December 31, 2005. The Company also had disputed back billings from one of its access providers. The Company disputes this claim and has not recorded any liability related to this claim as of December 31, 2005. An adverse outcome regarding this claim could have a materially adverse effect on the Company’s ability to continue as a going concern. These matters, among others as discussed in Note A to the financial statements, raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Murrell, Hall, McIntosh & Co., PLLP
March 17, 2006
Oklahoma City, Oklahoma

Report of Independent Registered Public Accounting Firm
Board of Directors
FullNet Communications, Inc.
We have audited the accompanying consolidated balance sheet of FullNet Communications, Inc. (an Oklahoma corporation) and Subsidiaries, as of December 31, 2004 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FullNet Communications, Inc. and Subsidiaries, as of December 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Evans, Gaither & Associates, PLLC
Oklahoma City, Oklahoma
March 31, 2005

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$14,974	$12,226
Accounts receivable, net	122,616	59,212
Prepaid expenses and other current assets	108,631	81,809

Total current assets	246,221	153,247

PROPERTY AND EQUIPMENT, net	888,957	990,863

INTANGIBLE ASSETS, net	75,874	160,010

OTHER ASSETS	18,282	5,250

TOTAL	$1,229,334	$1,309,370

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$160,998	$171,457
Accounts payable – related party	218,982	145,921
Accrued and other current liabilities	709,999	604,993
Accrued interest – related party	152,197	120,197
Notes payable, current portion	594,804	648,825
Notes payable – related party	320,000	320,000
Capital lease obligations, current portion	—	12,761
Deferred revenue	120,784	187,194

Total current liabilities	2,277,764	2,211,348

NOTES PAYABLE, less current portion	90,912	205,070

CAPITAL LEASE OBLIGATIONS, less current portion	—	18,825

DEFERRED RENT	80,827	168,624

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 6,652,878 shares in 2005 and 2004	66	66
Common stock issuable, 70,257 shares in 2005 and 2004	57,596	57,596
Additional paid-in capital	8,328,004	8,328,004
Accumulated deficit	(9,605,835)	(9,680,163)

Total stockholders’ deficit	(1,220,169)	(1,294,497)

TOTAL	$1,229,334	$1,309,370

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2005	2004
REVENUES
Access service revenues	$874,560	$898,973
Co-location and other revenues	1,504,245	1,361,795

Total revenues	2,378,805	2,260,768

OPERATING COSTS AND EXPENSES
Cost of access service revenues	276,427	231,274
Cost of co-location and other revenues	192,253	114,517
Selling, general and administrative expenses	1,320,215	1,279,779
Loss on sale of assets	—	4,253
Depreciation and amortization	431,315	403,209

Total operating costs and expenses	2,220,210	2,033,032

INCOME FROM OPERATIONS	158,595	227,736

GAIN ON DEBT FORGIVENESS	16,634	163,380
GAIN ON DEBT RECOVERY	17,500	—
INTEREST EXPENSE	(118,401)	(165,110)

INCOME before income taxes	74,328	226,006

Income tax expense	—	—

NET INCOME	$74,328	$226,006

Net income per common share
Basic	$.01	$.03

Assuming dilution	$.01	$.03

Weighted average number of common shares outstanding
Basic	6,723,135	6,715,718

Assuming dilution	8,284,956	7,799,796

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years ended December 31, 2005 and 2004

			Common
	Common stock		stock	Additional	Accumulated
	Shares	Amount	issuable	paid-in capital	deficit	Total

Balance at January 1, 2004	6,642,878	$66	$57,596	$8,327,294	$(9,906,169)	$(1,521,213)

Intrinsic value of beneficial conversion feature on debt	—	—	—	210	—	210

Stock issued on debt settlement	10,000	—	—	500	—	500

Net income	—	—	—	—	226,006	226,006

Balance at December 31, 2004	6,652,878	$66	$57,596	$8,328,004	$(9,680,163)	$(1,294,497)

Net income	—	—	—	—	74,328	74,328

Balance at December 31, 2005	6,652,878	$66	$57,596	$8,328,004	$(9,605,835)	$(1,220,169)

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$74,328	$226,006
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	431,315	403,209
Amortization of discount and costs relating to financing	—	1,757
Gain on debt forgiveness	(16,634)	(163,380)
Gain on debt recovery	(17,500)	—
Loss on sale of assets	—	4,253
Provision for uncollectible accounts receivable	23,695	60,592
Net (increase) decrease in
Accounts receivable	(69,599)	(51,669)
Prepaid expenses and other current assets	(26,822)	(21,646)
Other assets	—	1,521
Net increase (decrease) in
Accounts payable – trade	6,175	(106,457)
Accounts payable – related party	73,061	56,977
Accrued and other liabilities	17,209	177,153
Accrued interest – related party	32,000	32,087
Deferred revenue	(66,410)	(12,195)

Net cash provided by operating activities	460,818	608,208

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(185,387)	(205,112)
Proceeds from sale of assets, net of closing costs	—	8,670
Acquisition of assets	(72,918)	(55,920)

Net cash used in investing activities	(258,305)	(252,362)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(151,890)	(272,118)
Principal payments on note payable to related party	(16,289)	(10,529)
Principal payments on capital lease obligations	(31,586)	(72,453)

Net cash used in financing activities	(199,765)	(355,100)

NET INCREASE IN CASH	2,748	746

Cash at beginning of year	12,226	11,480

Cash at end of year	$14,974	$12,226

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$36,267	$76,735

NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through issuance of capital lease	—	54,992
See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
NOTE A — ORGANIZATION AND NATURE OF OPERATIONS
FullNet Communications, Inc. and Subsidiaries (the Company) is an integrated communications provider (ICP) offering integrated communications, Internet connectivity and data storage to individuals, businesses, organizations, educational institutions and governmental agencies. Through its subsidiaries, FullNet, Inc., FullTel, Inc. and FullWeb, Inc., the Company provides high quality, reliable and scalable Internet solutions designed to meet customer needs. Services offered include:
•	Dial-up and direct high-speed connectivity to the Internet through the FullNet brand name;

•	Backbone services to private label Internet services providers (ISPs) and businesses;

•	Carrier-neutral telecommunications premise co-location;

•	Web page hosting;

•	Equipment co-location; and

•	Telecommunications services.
The Company operates and grants credit, on an uncollateralized basis. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different industries.
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial net losses prior to 2004. As of December 31, 2005 current liabilities exceeded current assets by $2,031,543 and total liabilities exceeded total assets by $1,220,169. In addition, during September 2005, the Company received a back billing from AT&T (formerly SBC) of approximately $230,000. Since then, the Company has received a number of additional back billings from AT&T that total in excess of $3,000,000. The Company believes AT&T has no basis for these charges, is currently reviewing these billings with its attorneys and plans to vigorously dispute the charges. Therefore, the Company has not recorded any expense or liability related to these billings. An adverse outcome regarding this claim could have a materially adverse effect on the Company’s ability to continue as a going concern.
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
The Company’s business plan includes, among other things, expansion of its Internet access services through mergers and acquisitions and the development of its web hosting, co-location and telecommunications services. Execution of the Company’s business plan will require significant capital to fund capital expenditures, working capital needs and debt service. Current cash balances will not be sufficient to fund the Company’s current business plan beyond the next few months. As a consequence, the Company is currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. The Company continues to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund the Company’s liquidity. There can be no assurance that the Company will be able to obtain additional capital on satisfactory terms, or at all, or on terms that will not dilute the shareholders’ interests.
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
During 2005 the Company recorded approximately $93,000 of reciprocal compensation revenue (fees for terminating AT&T (formerly SBC) customers’ local calls onto our network), which included approximately $51,000 arising from a change in estimate for the periods of March 2003 through December 2004. During 2005 the Company billed AT&T approximately $166,000 for reciprocal compensation comprised of new billings of approximately $114,000 for the periods of June 2004 through September 2005 and revised billings of approximately $52,000 for the periods of March 2003 through May 2004. AT&T failed to pay and is disputing approximately $106,000 of these billings. The Company has established a reserve of approximately $63,000 and has not recorded the associated revenue. The Company recorded $8,000 in revenue for the periods of October 1, 2005 through December 31, 2005 and submitted this billing to AT&T during January 2006. During 2004, the Company recorded approximately $77,000 of reciprocal compensation revenue that included approximately $41,000 for the periods of March 2003 through December 2003. During 2004, the Company billed AT&T approximately $97,000 for reciprocal compensation. This was the first reciprocal compensation billing that the Company presented to AT&T and covered the periods March 2003 through May 2004. AT&T failed to pay and is disputing approximately $38,000 of this billing. Consequently, the Company established a reserve of $38,000 and has not recorded the associated revenue. The Company is pursuing AT&T for all balances due, however there is significant uncertainty as to whether or not it will be successful. Upon the ultimate resolution of AT&T’s challenge, the Company will recognize the associated revenue, if any. On a going-forward basis it is uncertain at what rate or if any reciprocal compensation will be allowed in the Company’s successor interconnection agreement with AT&T.

3. Accounts Receivable
Accounts receivable consist of the following as of December 31:

	2005	2004

Accounts receivable	$231,785	$144,685
Less allowance for doubtful accounts	(109,169)	(85,473)

	$122,616	$59,212

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
5. Intangible Assets
Intangible assets consist primarily of acquired customer bases and covenants not to compete and are carried net of accumulated amortization. Upon initial application of Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Intangible Assets (“SFAS No. 142”), as of January 1, 2002, the Company reassessed useful lives and began amortizing these intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Management believes that such amortization reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise utilized.
6. Long-Lived Assets
The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets in determining impairment losses on long-term assets. All long-lived assets held and used by the Company, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset.

7. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following as of December 31:

	2005	2004

Accrued interest	$237,165	$182,861
Accrued deferred compensation	353,917	305,086
Accrued other liabilities	118,917	117,046

	$709,999	$604,993

Accrued net deferred compensation consists of the following as of December 31, 2005:

Accrued in:
2005	$48,831
2004	43,571
2000-2003	261,515

$353,917

All of the Company’s executive officers have voluntarily agreed to defer a portion of their compensation. This compensation is vested.
Accrued other liabilities includes $40,995 and $20,977 for unused vacation and sick leave at December 31, 2005 and 2004, respectively.
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
9. Income per share
Income per share – basic is calculated by dividing net income by the weighted average number of shares of stock outstanding during the period, including shares issuable without additional consideration. Income per share – assuming dilution is calculated by dividing net income by the weighted average number of shares outstanding during the period adjusted for the effect of dilutive potential shares calculated using the treasury stock method.

	2005	2004
Numerator:
Net income	$74,328	$226,006
Denominator:
Weighted average shares outstanding – basic	6,723,135	6,715,718
Effect of dilutive stock options	733,579	244,932
Effect of dilutive warrants	828,242	839,146

Weighted average shares outstanding – assuming dilution	8,284,956	7,799,796

Net income per share — basic	$.01	$.03

Net income per share — assuming dilution	$.01	$.03

Stock options exercisable for the purchase of 1,262,921 common stock shares at exercise prices ranging from $.08 to $3.00 per share were outstanding for the year ended December 31, 2005, but were not included in the calculation of income per share – assuming dilution because the options were not dilutive.

Warrants exercisable for the purchase of 953,248 common stock shares at exercise prices ranging from $.08 to $2.55 per share were outstanding for the year ended December 31, 2005, but were not included in the calculation of income per share – assuming dilution because the warrants were not dilutive.
Convertible promissory notes convertible into 1,036,992 common stock shares at conversion prices ranging from $.15 to $.51 per share were outstanding for the year ended December 31, 2005 and 2004, but were not included in the calculation of income per share – assuming dilution because the convertible notes were not dilutive.
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
10. Stock Options and Warrants
The Company’s employee stock options are accounted for under Accounting Principle Board (“APB”) Opinion No. 25 – Accounting for Stock Issued to Employees and related interpretations. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company’s net income and income per share in 2005 and 2004 would have changed to the pro forma amounts indicated below:

	2005	2004
Net income
As reported	$74,328	$226,006
Pro forma	$53,281	$178,616

Basic income per share
As reported	$.01	$.03
Pro forma	$.01	$.03

Diluted income per share
As reported	$.01	$.03
Pro forma	$.01	$.02
The Company’s common stock trades on the OTC Bulletin Board under the symbol FULO. The fair values of the granted options have been estimated at the date of grant using the Black-Scholes option pricing model.
The following weighted average assumptions were used:

	2005	2004
Risk free interest rate	4.4%	4.5%
Expected lives (in years)	5	5
Expected volatility	118%	122.5%
Dividend yield	0%	0%

The following table summarizes the Company’s employee stock option activity for years ended December 31, 2005 and 2004:

		Weighted		Weighted
		Average		Average
	2005	Exercise Price	2004	Exercise Price
Options outstanding, beginning of year	3,014,700	$.45	2,903,366	$.45

Options granted during the year	111,000	.08	118,000	.05

Options exercised during the year	—	—	—	—

Options cancelled during the year	(42,666)	.07	(6,666)	.04

Options outstanding, end of year	3,083,034	$.43	3,014,700	$.43

Options exercisable at end of year	3,083,034	$.43	2,528,535	$.51

Weighted average fair value of options granted during the year		$.07		$.05

The following table summarizes information about employee stock options outstanding at December 31, 2005:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
Range of	Number	remaining	average exercise	Number	average exercise
exercise prices	outstanding	contractual life	price	exercisable at	price

$0.01 - $0.70	2,287,611	7.36 years	$0.12	2,287,611	$0.12
$1.00-$1.50	671,290	4.85 years	$1.07	671,290	$1.07
$1.81-$3.00	124,133	4.32 years	$2.62	124,133	$2.62

	3,083,034	6.69 years	$0.43	3,083,034	$0.43

Common Stock Warrants and Certain Stock Options – A summary of common stock purchase warrant and certain stock option activity for the years ended December 31, 2005 and 2004 follows:
Common stock warrants and certain stock options exercisable for 640,000 shares of common stock expired during 2005 (weighted average exercise price $.16 per share).
Common stock warrants and certain stock options exercisable for 82,375 shares of common stock expired during 2004 (weighted average exercise price $1.71 per share).
Outstanding common stock purchase warrants and certain stock options issued to non-employees outstanding at December 31, 2005 are as follows:

Number	Exercise	Expiration
of shares	price	year

436,748	$2.00	2006
311,000	1.00	2006
73,500	.13	2006
100,000	.11	2006
456,058	.01	2006
6,000	.12	2007
20,000	.05	2007
50,000	.01	2008
14,000	.10	2012
12,000	.08	2012

1,479,306

The following table summarizes the Company’s common stock purchase warrant and certain stock option activity for the years ended December 31, 2005 and 2004:

		Weighted		Weighted
		Average		Average
	2005	Exercise Price	2004	Exercise Price

Warrants and certain stock options outstanding, beginning of year	2,119,306	$.62	2,201,681	$.68

Warrants and certain stock options issued during the year	—	—	—	—

Warrants and certain stock options expired during the year	(640,000)	.16	(82,375)	1.71

Warrants and certain stock options outstanding, end of year	1,479,306	$.82	2,119,306	$.62

11. Advertising
The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. Advertising expense for the years ended December 31, 2005 and 2004 was $50,189 and $33,218, respectively.
12. Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.
13. Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R – Share-Based Payment. The standard amends SFAS No. 123 – Accounting for Stock Based Compensation and supersedes APB No. 25 – Accounting for Stock Issued to Employees. SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R will be effective for the Company for the first interim or annual reporting period beginning after December 31, 2005. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and recognizes no compensation cost for employee stock options. Accordingly, the provisions of SFAS No. 123R will reduce earnings upon adoption. The Company will adopt SFAS No. 123R within the prescribed time and is currently reviewing the provisions to determine its impact on the financial statements.
SFAS No. 151, Inventory Costs - an amendment of ARB No. 4 and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67, SFAS No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29, SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS 3, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and No. 140, and SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 were recently issued. SFAS No. 151, 152, 153, 154, 155, and 156 have no current applicability to the Company and have no effect on the consolidated financial statements.

14. Reclassifications
Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.
NOTE C — PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31:

	2005	2004

Computers and equipment	$1,296,856	$1,172,768
Leasehold improvements	940,032	930,861
Software	56,512	56,512
Furniture and fixtures	19,153	19,153

	2,312,553	2,179,294
Less accumulated depreciation	(1,423,596)	(1,188,431)

	$888,957	$990,863

At December 31, 2005 $13,032 ($52,128 cost less $39,096 accumulated depreciation) of equipment was moved to property held for sale, which is reflected in Other Assets on the Balance Sheet. Depreciation expense for the years ended December 31, 2005 and 2004 was $274,261 and $252,295, respectively.
NOTE D — INTANGIBLE ASSETS
Intangible assets consist primarily of acquired customer bases and covenants not to compete and relate to the purchases of certain business operations as follows:

	December 31,
	2005	2004
Talihina acquisition	$12,813	$—
CWIS acquisition	101,548	41,442
LAWTONNET acquisition	65,000	65,000
SONET acquisition	42,547	42,547
IPDatacom acquisition	137,849	137,849
FOT acquisition	93,649	93,649
FOB acquisition	194,780	194,780
FON acquisition	139,650	139,650
Harvest merger	2,009,858	2,009,858
Animus acquisition	318,597	318,597
Tulsa acquisition	70,000	70,000

	3,186,291	3,113,372
Less accumulated amortization	(3,110,417)	(2,953,362)

	$75,874	$160,010

The Company’s previously recognized intangible assets consist primarily of customer bases and covenants not to compete relating to those customer bases. Upon initial application of SFAS No. 142 as of January 1, 2002, the Company reassessed useful lives and began amortizing these intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Management believes that such amortization reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used.

Amortization expense for the years ended December 31, 2005 and 2004 relating to intangible assets was $157,054 and $150,914, respectively.
NOTE E — NOTES PAYABLE
During the year ended December 31, 2004, the Company negotiated and settled a note obligation (including accrued interest) in the amount of $28,193. The Company paid $10,000 in cash and issued 10,000 shares of common stock valued at $500. This settlement generated $17,693 of forgiveness of debt income.

Notes payable consist of the following:
	December	December
	31, 2005	31, 2004
Notes payable to a bank, payable in monthly installments of $8,768, including interest of 9.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and CEO of the Company; guaranteed by the founder and CEO of the Company; partially guaranteed by the Small Business Administration (1)	$170,080	$291,390

Interim loan from a related party, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (2)	320,000	320,000

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and are matured at December 31, 2005 (convertible into approximately 1,003,659 shares at December 31, 2005 and December 31, 2004) (3)	510,636	510,636

Note payable to an individual, payable in monthly installments of $1,277 until paid in full, including interest at a variable rate (prime plus 2.25%; 7.4% at December 31, 2005), matures September 2014; collateralized by substantially all assets acquired in conjunction with the acquisition of Harvest Communications, Inc.	—	9,580

Note payable to the Company’s founder and CEO, payable in monthly installments of $1,034 including interest at 8.5%, maturing May 2006; unsecured	—	16,289

Other notes payable	5,000	26,000

	1,005,716	1,173,895

Less current portion	914,804	968,825

	$90,912	$205,070

(1) December 31, 2004 includes three notes payable to a bank, payable in monthly installments aggregating $10,010, including interest ranging from 9.5% to 11.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and CEO of the Company; guaranteed by the founder and CEO of the Company; partially guaranteed by the Small Business Administration. Two of these notes were paid off at December 31, 2005.
(2) This loan and accrued interest of $152,197 was past due on December 31, 2005; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.
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
Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At December 31, 2005, the outstanding principal and interest of the convertible promissory notes was $746,288.
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
Aggregate future maturities of notes payable at December 31, 2005 are as follows:

Year ending December 31
2006	$914,804
2007	90,912
2008	—
2009	—
2010	—

$1,005,716

NOTE F – COMMITMENTS
Operating Leases
The Company leases certain office facilities used in its operations under non-cancelable operating leases expiring in 2009. Future minimum lease payments required at December 31, 2005 under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2006	$176,807
2007	183,330
2008	189,853
2009	196,376

$746,366

Rental expense for all operating leases for the years ended December 31, 2005 and 2004 was approximately $170,284 and $159,774, respectively.
The Company’s long-term non-cancelable operating lease includes scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred credit of $80,827 and $84,727 at December 31, 2005 and 2004, respectively, which is reflected in Other Long-term Liabilities on the Balance Sheet to reflect the net excess of rental expense over cash payments since inception of the lease. In addition to the base rent payments the Company pays a monthly allocation of the building’s operating expenses.
NOTE G — INCOME TAXES
The Company’s effective income tax rate on net loss differed from the federal statutory rate of 34% as follows at December 31:

	2005	2004
Income taxes at federal statutory rate	$25,000	$79,000
State income taxes	3,000	9,000
Change in valuation allowance	(30,000)	(70,000)
Nondeductible expenses	2,000	3,000
Other	—	(21,000)

Total tax expense	$—	$—

The components of deferred income tax assets were as follows at December 31:

	2005	2004
Deferred income tax assets
Basis difference in property and equipment and intangible assets	$301,000	$364,000
Deferred revenue	46,000	71,000
Net operating loss	894,000	1,001,000
Deferred compensation and other	313,000	148,000
Valuation allowance	(1,554,000)	(1,584,000)

Net deferred income tax asset	$—	$—

Change in valuation allowance	$(30,000)	$(70,000)

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2005, the Company has a net operating loss carry forward of approximately $2,300,000 that will expire at various dates through 2021. As such carry forward can only be used to offset future taxable income of the Company, management has provided a valuation allowance until it is more likely than not that taxable income will be generated.
NOTE H — STOCKHOLDERS’ DEFICIT
Common Stock –In September 2004, as part of a settlement of a $28,193 note payable (including accrued interest), the Company issued 10,000 shares of common stock.
NOTE I — RELATED PARTY TRANSACTIONS
The Company is in default on an operating lease for certain equipment which is leased from one of its significant shareholders who also holds a $320,000 interim loan which is also in default (see Note E – Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments and at December 31, 2005 had recorded $218,982 in unpaid lease payments. The lessor has not made any demands.
On August 2, 2000, the Company obtained a short-term loan of $100,000 from its founder and CEO through the issuance of a 14% promissory note. The terms of the financing additionally provided for the issuance of five-year warrants exercisable for the purchase of 50,000 shares of the Company’s common stock at $.01 per share, and provided for certain registration rights. The promissory note required monthly interest payments, matured on the earlier of (i) the date which is within five days of receipt of funds by the Company of any offering raising gross proceeds to the Company of at least $1,000,000 or (ii) in three months, and was extendible for two 90-day periods upon issuance of additional warrants exercisable for the purchase of 50,000 shares of the Company’s common stock exercisable at $.01 per share for each extension. In the fourth quarter of 2000, the Company’s founder and CEO agreed to reduce the interest rate on the promissory note to 9% and waive the warrant provisions relating to extensions of the loan. The Company repaid $50,000 on this note during 2000 and the note was due in May 2001. In May 2001 the Company’s founder and CEO agreed to a replacement note with an interest rate of 8.5% with monthly principal and interest payments. This note was fully paid in 2005.
NOTE J — SIGNIFICANT CUSTOMER
During the years ended December 31, 2005 and 2004, the Company had one customer that comprised approximately 27% and 30%, respectively, of total revenues. The contract pursuant to which the Company provides services to this customer expired on December 31, 2005. The customer did not renew its contract; therefore, the Company will experience a loss of this revenue commencing in 2006 without a corresponding reduction in expense.
NOTE K – CREDITOR SETTLEMENTS AND DEBT FORGIVENESS
During the year ended December 31, 2005, the Company negotiated and settled the following liabilities for less than their carrying values. The basic and diluted per share amount of the aggregate gain on debt forgiveness for the year ended December 31, 2005 was zero.

	Carrying Value	Settlement Amount	Gain
Accounts payable	$27,634	$11,000	$16,634

During the year ended December 31, 2004, the Company negotiated and settled the following liabilities for less than their carrying values. The basic and diluted per share amount of the aggregate gain on debt forgiveness for the year ended December 31, 2004 was $.02.

	Carrying Value	Settlement Amount	Gain
Notes payable including accrued interest	$96,208	$36,536	$59,672

Accounts payable	115,519	17,474	98,045

Accrued liabilities	5,663	—	5,663

Total	$217,390	$54,010	$163,380

NOTE L – ACQUISITION
On July 30, 2004, the Company purchased approximately 1,300 of the dial-up Internet access customers of CWIS Internet Services, Inc. (CWIS), an Oklahoma corporation. In addition to paying $25,000 at closing, the Company will pay CWIS an amount based upon the future collected revenues received from all active CWIS customers transferred at the time of closing for eighteen months following the closing. The aggregate purchase price has been allocated to the underlying net assets purchased, including an intangible asset, which consists of the acquired customer base, based on their estimated fair values at the acquisition date. The intangible asset is being amortized based on decreases of the acquired customer base. As of December 31, 2005 an additional $91,025 had been paid based on collected revenues and was recorded as an increase to the intangible asset.
NOTE M – CONTINGENCIES
During September 2005, the Company received a back billing from AT&T (formerly SBC) of approximately $230,000. Since then, the Company has received a number of additional back billings from AT&T that total in excess of $3,000,000. The Company believes AT&T has no basis for these charges, is currently reviewing these billings with its attorneys and plans to vigorously dispute the charges. Therefore, the Company has not recorded any expense or liability related to these billings.
As a telecommunications company, the Company is affected by regulatory proceedings in the ordinary course of our business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). For example, the Company along with many other telecommunications companies in Oklahoma are currently a party to one or more proceedings before the OCC relating to the terms of our interconnection agreement with AT&T and an anticipated successor to this interconnection agreement. These proceedings were initiated due to the unreasonable changes that AT&T was proposing be incorporated in the successor interconnection agreement. The regulatory proceeding concerning the terms of our interconnection agreement with AT&T, which is based upon their standard interconnection agreement, and the anticipated successor thereto is ongoing and is expected to conclude in the second quarter of 2006. The Company is unable to accurately predict the outcome of this regulatory proceeding at this time but an unfavorable outcome could have a material adverse effect on our business, financial condition or results of operations.