Form 10QSB
period 2006-03-31
FULLNET COMMUNICATIONS INC
filed 2006-05-15
CIK 1092570

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
(405) 236-8200

(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Issuer’s Common Stock, $.00001 par value, as of May 10, 2006 was 6,723,135.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

FORM 10–QSB

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$12,151	$14,974
Accounts receivable, net	82,391	122,616
Prepaid expenses and other current assets	86,653	108,631

Total current assets	181,195	246,221

PROPERTY AND EQUIPMENT, net	826,673	888,957

INTANGIBLE ASSETS, net	63,534	75,874

OTHER ASSETS	18,282	18,282

TOTAL	$1,089,684	$1,229,334

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable — trade	$157,775	$160,998
Accounts payable — related party	219,287	218,982
Accrued and other current liabilities	738,506	709,999
Accrued interest — related party	160,088	152,197
Notes payable, current portion	587,719	594,804
Notes payable — related party	320,000	320,000
Deferred revenue	115,541	120,784

Total current liabilities	2,298,916	2,277,764

NOTES PAYABLE, less current portion	66,438	90,912

DEFERRED RENT	78,222	80,827

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 6,670,878 and 6,652,878 shares in 2006 and 2005, respectively	68	66
Common stock issuable, 70,257 shares in 2006 and 2005	57,596	57,596
Additional paid-in capital	8,346,142	8,328,004
Accumulated deficit	(9,757,698)	(9,605,835)

Total stockholders’ deficit	(1,353,892)	(1,220,169)

TOTAL	$1,089,684	$1,229,334

See accompanying notes to the condensed consolidate financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2006	March 31, 2005
REVENUES
Access service revenues	$194,732	$237,106
Co-location and other revenues	235,456	357,686

Total revenues	430,188	594,792

OPERATING COSTS AND EXPENSES
Cost of access service revenues	57,551	66,133
Cost of co-location and other revenues	56,656	37,165
Selling, general and administrative expenses	355,859	310,552
Depreciation and amortization	85,007	106,086

Total operating costs and expenses	555,073	519,936

INCOME (LOSS) FROM OPERATIONS	(124,885)	74,856

INTEREST EXPENSE	(26,978)	(33,250)

INCOME (LOSS) before income taxes	(151,863)	41,606

Income tax expense (benefit)	—	—

NET INCOME (LOSS)	$(151,863)	$41,606

Net income (loss) per share — basic	$(.02)	$.01

Net income (loss) per share — assuming dilution	$(.02)	$.01

Weighted average shares outstanding
Basic	6,741,135	6,723,135

Assuming dilution	6,741,135	8,255,893

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
Three Months Ended March 31, 2006

			Common
	Common stock		Stock	Additional	Accumulated
	Shares	Amount	Issuable	paid-in capital	Deficit	Total

Balance at January 1, 2006	6,652,878	$66	$57,596	$8,328,004	$(9,605,835)	$(1,220,169)

Warrant exercise	18,000	2	—	178	—	180

Warrant extension granted in settlement of liabilities	—	—	—	17,960	—	17,960

Net loss	—	—	—	—	(151,863)	(151,863)

Balance at March 31, 2006	6,670,878	$68	$57,596	$8,346,142	$(9,757,698)	$(1,353,892)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(151,863)	$41,606
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	85,007	106,086
Provision for uncollectible accounts receivable	6,515	48,244
Net (increase) decrease in
Accounts receivable	33,710	(66,440)
Prepaid expenses and other current assets	21,978	11,856
Net increase (decrease) in
Accounts payable — trade	14,736	(436)
Accounts payable — related party	305	18,264
Accrued and other liabilities	25,902	15,422
Accrued interest — related party	7,891	7,891
Deferred revenue	(5,243)	(29,179)

Net cash provided by operating activities	38,938	153,314

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,096)	(63,753)
Acquisition of assets	(6,286)	(16,866)

Net cash used in investing activities	(10,382)	(80,619)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(31,559)	(37,686)
Principal payments on note payable to related party	—	(3,793)
Principal payments on capital lease obligations	—	(31,586)
Proceeds from exercise of warrants	180	—

Net cash used in financing activities	(31,379)	(73,065)

NET DECREASE IN CASH	(2,823)	(370)

Cash at beginning of period	14,974	12,226

Cash at end of period	$12,151	$11,856

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$5,246	$14,134
Warrant extension granted in settlement of liabilities	17,960	—
See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2005.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2006. Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.

2.	MANAGEMENT’S PLANS

At March 31, 2006, current liabilities exceed current assets by $2,117,721. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on various loans and lease agreements (see Note 9. Notes Payable and Note 14. Related Party Transactions). These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

The Company’s business plan includes, among other things, expansion of its Internet access services through mergers and acquisitions and the development of its web hosting, co-location, and traditional telephone services. Execution of the Company’s business plan will require significant capital to fund capital expenditures, working capital needs and debt service. Current cash balances will not be sufficient to fund the Company’s current business plan beyond the next few months. As a consequence, the Company is currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. The Company continues to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund the Company’s liquidity. There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.

3.	USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

4.	INCOME (LOSS) PER SHARE

Income (loss) per share — basic is calculated by dividing net income (loss) by the weighted average number of shares of stock outstanding during the period, including shares issuable without additional consideration. Income (loss) per share – assuming dilution is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period adjusted for the effect of dilutive potential shares calculated using the treasury stock method.

	Three Months Ended
	March 31, 2006	March 31, 2005
Numerator:
Net income (loss)	$(151,863)	$41,606
Denominator:
Weighted average shares outstanding — basic	6,741,135	6,723,135
Effect of dilutive stock options	—	634,207
Effect of dilutive warrants	—	898,551

Weighted average shares outstanding — assuming dilution	6,741,135	8,255,893

Net income (loss) per share — basic	$(.02)	$.01

Net income (loss) per share — assuming dilution	$(.02)	$.01

Basic and diluted loss per share were the same for the three months ended March 31, 2006 because the effect of the assumed exercise of the outstanding stock options and warrants was anti-dilutive.

Stock options exercisable for the purchase of 1,193,921 common stock shares at exercise prices ranging from $.08 to $3.00 per share were outstanding for the three months ended March 31, 2005, but were not included in the calculation of income per share – assuming dilution because the options were not dilutive.

Warrants exercisable for the purchase of 1,033,248 common stock shares at exercise prices ranging from $.08 to $2.00 per share were outstanding for the three months ended March 31, 2005, but were not included in the calculation of income per share – assuming dilution because the warrants were not dilutive.

Convertible promissory notes convertible into 1,003,659 common stock shares at a conversion price of $1.00 per share were outstanding for the three months ended March 31, 2005, but were not included in the calculation of income per share – assuming dilution because the convertible notes were not dilutive.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31,	December 31,
	2006	2005
Accounts receivable	$198,075	$231,785
Less allowance for doubtful accounts	(115,684)	(109,169)

	$82,391	$122,616

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2006	2005
Computers and equipment	$1,299,124	$1,296,856
Leasehold improvements	941,861	940,032
Software	56,512	56,512
Furniture and fixtures	19,153	19,153

	2,316,650	2,312,553
Less accumulated depreciation	(1,489,977)	(1,423,596)

	$826,673	$888,957

Depreciation expense for the three months ended March 31, 2006 and 2005 was $66,381 and $66,771, respectively.

7.	INTANGIBLE ASSETS

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

Amortization expense for the three months ended March 31, 2006 and 2005 relating to intangible assets was $18,626 and $38,445, respectively.

8.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following as:

	March 31,	December 31,
	2006	2005
Accrued interest	$251,907	$237,165
Accrued deferred compensation	376,040	353,917

Accrued other liabilities	110,559	118,917

	$738,506	$709,999

9.	NOTES PAYABLE

Notes payable consist of the following:

	March 31,	December 31,
	2006	2005
Notes payable to a bank, payable in monthly installments of $8,768, including interest of 9.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and CEO of the Company; guaranteed by the founder and CEO of the Company; partially guaranteed by the Small Business Administration	$138,521	$170,080

Interim loan from a related party, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (1)	320,000	320,000

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and are matured at March 31, 2006 (convertible into approximately 1,003,659 shares at March 31, 2006 and December 31, 2005) (2)	510,636	510,636

Other notes payable	5,000	5,000

	974,157	1,005,716

Less current portion	907,719	914,804

	$66,438	$90,912

(1)	This loan and accrued interest of $160,088 was past due on March 31, 2006; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.

(2)	During 2000 and 2001, the Company issued 11% convertible promissory notes or converted other notes payable or accounts payable to convertible promissory notes in an amount totaling $2,257,624. The terms of the Notes are 36 months with limited prepayment provisions. Each of the Notes may be converted by the holder at any time at $1.00 per common stock share and by the Company upon registration and when the closing price of the Company’s common stock has been at or above $3.00 per share for three consecutive trading days. Additionally, the Notes are accompanied by warrants exercisable for the purchase of the number of shares of Company common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00. These warrants are exercisable at any time during the five years following issuance at an exercise price of $.01 per share. Under the terms of the Notes, the Company was required to register the common stock underlying both the Notes and the detached warrants by filing a registration statement with the Securities and Exchange Commission within 45 days following the Final Expiration Date of the Offering (March 31, 2001). On May 31, 2001, the Company exchanged 2,064,528 shares of its common stock and warrants (exercisable for the purchase of 436,748 shares of common stock at $2.00 per share) for convertible promissory notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. The warrants expire on May 31, 2006. This exchange was accounted for as an induced debt conversion and a debt conversion expense of $370,308 was recorded

Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At March 31, 2006, the outstanding principal and interest of the convertible promissory notes was $760,331.
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
10.	COMMON STOCK OPTIONS AND WARRANTS

The following table summarizes the Company’s employee stock option activity for the three months ended March 31, 2006:

	Three Months Ended	Weighted Average
	March 31, 2006	Exercise Price
Options outstanding, beginning and end of the period	3,083,034	$.43

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method as described in the standard. Under the modified prospective method, the Company is required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion at time of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. As of January 1, 2006, the Company had no unvested outstanding awards and as a result, the adoption of SFAS123(R) had no impact on the Company’s consolidated financial statements or consolidated results of operations.
The Company used the modified prospective method at the date of adoption and therefore results for the 2005 first quarter have not been restated. Had compensation expense for employee stock options granted under our stock option plans been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for the 2005 first quarter would have been the pro forma amounts indicated below and were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free interest rate	4.5%
Expected volatility	122.5%
Dividend yield	0.0%
Weighted average expected life	5 years

Three Months Ended
March 31, 2005
Net income
As reported	$41,606
Pro forma	$33,221

Basic income per share
As reported	$.01
Pro forma	$.01

Diluted income per share
As reported	$.01
Pro forma	$ NIL
The following table summarizes the Company’s common stock purchase warrant and non-employee stock option activity for the three months ended March 31, 2006:

	Three Months Ended	Weighted Average
	March 31, 2006	Exercise Price
Warrants and non-employee stock options outstanding, beginning of the period	1,479,306	$.82

Warrants and non-employee stock options exercised during the period	(18,000)	.01

Warrants and non-employee stock options expired during the period	(91,579)	.40

Warrants and non-employee stock options outstanding, end of the period	1,369,727	$.86

11.	RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 151, Inventory Costs - an amendment of ARB No. 4 and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67, SFAS No. 153, Exchange of Non-monetary Assets — an amendment of APB Opinion No. 29, SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB No. 20 and SFAS 3, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and No. 140, and SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 were recently issued. SFAS No. 151, 152, 153, 154, 155, and 156 have no current applicability to the Company and have no effect on the consolidated financial statements.

12.	ACQUISITION

On July 30, 2004, the Company purchased approximately 1,300 of the dial-up Internet access customers of CWIS Internet Services, Inc. (CWIS), an Oklahoma corporation. In addition to paying $25,000 at closing, the Company paid CWIS an amount based upon the future collected revenues received from all active CWIS customers transferred at the time of closing for eighteen months following the closing totaling $95,115. The aggregate purchase price was allocated to the underlying net assets purchased, including an intangible asset, which consists of the acquired customer base, based on their estimated fair values at the acquisition date. The intangible asset is being amortized based on decreases of the acquired customer base.

13.	SIGNIFICANT CUSTOMER

During the three months ended March 31, 2005, the Company had one customer that comprised approximately 28% of total revenues. The customer’s service contract expired on December 31, 2005 without renewal or extension. Consequently, the Company experienced a loss of this revenue commencing in 2006 without a corresponding reduction in expenses.

14.	RELATED PARTY TRANSACTIONS

The Company is in default on an operating lease for certain equipment which is leased from one of its significant shareholders who also holds a $320,000 interim loan that is also in default (see the Note 8. Notes Payable, above). The original lease was dated November 21, 2001 and required 12 monthly rental payments of $6,088 with a fair market purchase option at the end of the 12-month lease. Upon default on the lease, the Company has continued leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments. In January 2006, the Company agreed to extend the expiration date on 425,000 common stock purchase warrants for the lessor in return for a credit of $17,960 on the operating lease. At March 31, 2006 the unpaid lease payments totaled $219,287. The lessor has not made any demands for payment or threatened to terminate the month-to-month lease arrangement.

15.	CONTINGENCIES

During September 2005, the Company received a back billing from AT&T (formerly SBC) of approximately $230,000. Since then, the Company has received a number of additional back billings from AT&T that total in excess of $3,700,000. The Company believes AT&T has no basis for these charges, is currently reviewing these billings with its attorneys and plans to vigorously dispute the charges. Therefore, the Company has not recorded any expense or liability related to these billings.

As a telecommunications company, the Company is affected by regulatory proceedings in the ordinary course of its business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). For example, the Company along with many other telecommunications companies in Oklahoma are currently a party to one or more proceedings before the OCC relating to the terms of its interconnection agreement with AT&T (formerly SBC Communications) and an anticipated successor to this interconnection agreement. These proceedings were initiated due to the unreasonable changes that AT&T was proposing be incorporated in the successor interconnection agreement. During April 2006 the OCC ruled in favor of the Company. However, AT&T has asked for an appeal of this ruling. Therefore, the regulatory proceeding concerning the terms of the interconnection agreement with AT&T, which is based upon their standard interconnection agreement, and the anticipated successor thereto is ongoing and is expected to conclude during 2006. The Company is unable to accurately predict the outcome of this regulatory proceeding at this time but an unfavorable outcome could have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation
     The following discussion is qualified in its entirety by the more detailed information in our Form 10-KSB and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2004 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”) and FullWeb, Inc. (“FullWeb”).
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
     In 1997 we continued our focus on serving as a backbone provider by upgrading and acquiring more equipment. We also started offering our own Internet service provider brand access and services to our wholesale customers. As of March 31, 2006, there was one Internet service provider in Oklahoma that used the FullNet brand name for whom we provide the backbone to the Internet. There was one Internet service provider that used a private label brand name, for whom we are its access backbone and provide on an outsource basis technical support, systems management and operations. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to over 100 businesses in Oklahoma.
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
     With the incorporation of FullTel and the acquisition of FullWeb, our current business strategy is to become the dominant integrated communications provider in Oklahoma, focusing on rural areas. We expect to grow through the acquisition of additional customers for our carrier-neutral co-location space and traditional telephone services, the acquisition of Internet service providers, as well as through a FullNet brand marketing campaign. During 2000 and 2001, we completed eight separate acquisitions of Internet service provider companies. We completed one acquisition of an Internet service provider during 2004.
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
     Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for the cities in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At March 31, 2006 FullTel provided us with local telephone access in approximately 232 cities.

Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31, 2006		March 31, 2005
	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$194,732	45.3%	$237,106	39.9%
Co-location and other revenues	235,456	54.7	357,686	60.1

Total revenues	430,188	100.0	594,792	100.0

Cost of access service revenues	57,551	13.4	66,133	11.1
Cost of co-location and other revenues	56,656	13.2	37,165	6.3
Selling, general and administrative expenses	355,859	82.7	310,552	52.2
Depreciation and amortization	85,007	19.7	106,086	17.8

Total operating costs and expenses	555,073	129.0	519,936	87.4

Income (loss) from operations	(124,885)	(29.0)	74,856	12.6

Interest expense	(26,978)	(6.3)	(33,250)	(5.6)

Net income (loss) before income taxes	(151,863)	(35.3)	41,606	7.0

Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(151,863)	(35.3)%	$41,606	7.0%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Revenues
     Access service revenues decreased $42,374 or 17.9% to $194,732 for the 2006 1st Quarter from $237,106 for the same period in 2005 primarily due to a decline in the number of customers.
     Co-location and other revenues decreased $122,230 or 34.2% to $235,456 for the 2006 1st Quarter from $357,686 for the same period in 2005. This decrease was primarily attributable to the loss of one significant customer and reciprocal compensation that was partially offset by the sale of additional services to existing customers and addition of new customers. During the three months ended March 31, 2005, we had one customer that comprised $168,892, approximately 28%, of total revenues. This customer’s service contract expired on December 31, 2005 without renewal or extension. Consequently, we experienced a loss of this revenue commencing in 2006. During the 2006 1st Quarter we recorded approximately $7,800 of reciprocal compensation revenue (fees for terminating AT&T (formerly SBC) customers’ local calls onto our network). During the three-month period ended March 31, 2005 we recorded approximately $32,700 of reciprocal compensation revenue that included approximately $19,600 arising from a change in estimate for the period June 1, 2004 through December 31, 2004. We began billing AT&T during 2004, and have billed for the periods of March 2003 through March 2006. AT&T failed to pay and is disputing approximately $125,600. We have established a reserve of approximately $111,500 and have not recorded the associated revenue. We are pursuing AT&T for all balances due, however there is significant uncertainty as to whether or not we will be successful. Upon the ultimate resolution of AT&T’s challenge, we will recognize the associated revenue, if any. On a going-forward basis it is uncertain at what rate or if any reciprocal compensation will be allowed in our successor interconnection agreement with AT&T.

Operating Costs and Expenses
     Cost of access service revenues decreased $8,582 or 13.0% to $57,551 for the 2006 1st Quarter from $66,133 for the same period in 2005. This decrease was primarily due to non-recurring expenditures during the three-month period ended March 31, 2005 to expand and support our network. Cost of access service revenues as a percentage of access service revenues increased to 29.6% during the 2006 1st Quarter, compared to 27.9% during the same period in 2005.
     Cost of co-location and other revenues increased $19,491 or 52.5% to $56,626 2006 1st Quarter compared to $37,165 for the same period in 2005. This increase was primarily due to recurring costs associated with increased capabilities related to traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 27.1% during the 2006 1st Quarter compared to 10.4% during the same period in 2005.
     Selling, general and administrative expenses increased $45,307 or 14.6% to $355,859 for the 2006 1st Quarter compared to $310,552 for the same period in 2005. This increase was primarily attributable to increases in employee costs, professional fees and advertising of $28,988, $12,236 and $5,541, respectively. Employee costs for the 2006 1st Quarter were $226,560, compared to $197,572. This $28,988 increase was primarily due to annual wage increases and the filling of the vacancy in a sales position from December 2004 through September 2005. Selling, general and administrative expenses as a percentage of total revenues increased to 82.7% during 2006 from 52.2% during 2005.
     Depreciation and amortization expense decreased $21,079 or 19.9% to $85,007 for the three-month period ended March 31, 2006 from $106,086 for the same period in 2005 primarily due to several of our intangible assets becoming fully amortized. In January 2002, upon initially applying Statement of Financial Account Standards 142, Goodwill and Intangible Assets (“SFAS 142”), we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the periods ended March 31, 2006 and 2005 relating to intangible assets was $18,626 and $38,445, respectively.
Interest Expense
     Interest expense decreased $6,272 or 18.9% to $26,978 for the three-month period ended March 31, 2006 from $33,250 for the same period in 2005. This decrease was primarily attributable to the retirement of several high interest rate notes, leases and credit cards with interest rates ranging from 29.5% to 6.3%.
Liquidity and Capital Resources
     As of March 31, 2006, we had $12,151 in cash and $2,298,916 in current liabilities, including $115,541 of deferred revenues that will not require settlement in cash.
     At March 31, 2006, we had a deficit working capital of $2,117,721, while at December 31, 2005 we had a deficit working capital of $2,031,543. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
     As of March 31, 2006, substantially all of the $157,719 we owed to our trade creditors and the $213,198 payable owed to a related party was past due. We have no formal agreements regarding payment of these amounts. At March 31, 2006, we had outstanding principal and interest owed on matured notes totaling $1,240,419. We have not made payment or negotiated an extension of the notes and the lenders have not made any demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.
     In addition, during the three months ended March 31, 2005, we had one customer that accounted for approximately 28% of total revenues. The contract pursuant to which we provided services to this customer expired on December 31, 2005. This customer did not renew its contract. Therefore commencing in 2006 we experienced a loss of this revenue without a corresponding reduction in expense.
     During September 2005, we received a back billing from AT&T (formerly SBC) of approximately $230,000. Since then, we have received a number of additional back billings from AT&T that total in excess of $3,700,000. We believe AT&T has no basis for these charges, are currently reviewing these billings with our attorneys and plan to vigorously dispute the charges. Therefore, we have not recorded any expense or liability related to these billings.

	For the Periods Ended March 31,
	2006	2005
Net cash flows provided by operations	$38,938	$153,314
Net cash flows used in investing activities	(10,382)	(80,619)
Net cash flows used in financing activities	(31,559)	(73,065)
     Cash used for the purchases of equipment was $4,096 and $63,753, respectively, for the three months ended March 31, 2006 and 2005. Cash used for the acquisition of assets was $6,286 and $16,866. respectively, for the three months ended March 31, 2006 and 2005.
     Cash used for principal payments on notes payable was $31,559 and $41,479, respectively, for the three months ended March 31, 2006 and 2005.
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
Financing Activities
     On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through March 31, 2006 we had made aggregate payments of principal and interest of $35,834 on this loan. Pursuant to the terms of this loan the balance was due on December 31, 2001 and we have not made payment or negotiated an extension of the loan and the lender has not made any demands. At March 31, 2006, the outstanding principal and interest of the loan was $480,088.
     We are in default on an operating lease for certain equipment that is leased from one of our significant shareholders who also holds a $320,000 interim loan that is also in default (see Note 9. Notes Payable of the financial statements above). The original lease was dated November 21, 2001 and required 12 monthly rental payments of $6,088 with a fair market purchase option at the end of the 12-month lease term. Upon default on the lease, we have continued to lease the equipment on a month-to-month basis at the same monthly rental rate; however, we have been unable to make these monthly rental payments. In January 2006, we agreed to extend the expiration date on 425,000 common stock purchase warrants for the lessor in return for a credit of $17,960 on this lease obligation. At March 31, 2006 the unpaid lease payments totaled $219,287. The lessor has not made any demands for payment or threatened to terminate the month-to-month lease arrangement. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations.
     Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands. At March 31, 2006, the outstanding principal and interest of the convertible promissory notes was $760,331.

Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. We adopted SFAS 123(R) on January 1, 2006 using the modified prospective method as described in the standard. Under the modified prospective method, we are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion at time of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. As of January 1, 2006, we had no unvested outstanding awards and as a result, the adoption of SFAS123(R) had no impact on our consolidated financial statements or consolidated results of operations.
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

PART II–OTHER INFORMATION
Item 1. Legal Proceedings
     As a telecommunications company, we are affected by regulatory proceedings in the ordinary course of our business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). For example, we along with many other telecommunications companies in Oklahoma are currently a party to one or more proceedings before the OCC relating to the terms of our interconnection agreement with AT&T(formerly SBC Communications) and an anticipated successor to this interconnection agreement. These proceedings were initiated due to the unreasonable changes that AT&T was proposing be incorporated in the successor interconnection agreement. During April 2006 the OCC ruled in our favor. However, AT&T has asked for an appeal of this ruling. Therefore, the regulatory proceeding concerning the terms of the interconnection agreement with AT&T, which is based upon their standard interconnection agreement, and the anticipated successor thereto is ongoing and is expected to conclude during 2006. We are unable to accurately predict the outcome of this regulatory proceeding at this time but an unfavorable outcome could have a material adverse effect on our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     We are in default on an interim loan that matured December 31, 2001. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Through March 31, 2006, we had made aggregate payments of principal and interest of $35,834 on this loan. At March 31, 2006, the outstanding principal and accrued interest of the loan was $480,088. We have not made payment or negotiated an extension of the loan and the lender has not made any demands.
     We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At March 31, 2006, the aggregate outstanding principal and accrued interest of the notes was $760,331. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
(a)	The following exhibits are either filed as part of or are incorporated by reference in this Report:

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation, as amended (filed as Exhibit 2.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

3.2	Bylaws (filed as Exhibit 2.2 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference)	#

4.1	Specimen Certificate of Registrant’s Common Stock (filed as Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).	#

4.2	Certificate of Correction to the Amended Certificate of Incorporation and the Ninth Section of the Certificate of Incorporation (filed as Exhibit 2.1 to Registrant’s Registration Statement on form 10-SB, file number 000-27031 and incorporated by reference).	#

4.3	Certificate of Correction to Articles II and V of Registrant’s Bylaws (filed as Exhibit 2.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

4.4	Form of Warrant Agreement for Interim Financing in the amount of $505,000 (filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.5	Form of Warrant Certificate for Florida Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.6	Form of Promissory Note for Florida Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.7	Form of Warrant Certificate for Georgia Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.8	Form of Promissory Note for Georgia Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.5 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.9	Form of Warrant Certificate for Illinois Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.6 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.10	Form of Promissory Note for Illinois Investors for Interim Financing in the amount of $505,000 (filed as Exhibit 4.7 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.11	Form of Warrant Agreement for Interim Financing in the amount of $500,000 (filed as Exhibit 4.8 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.12	Form of Warrant Certificate for Interim Financing in the amount of $500,000 (filed as Exhibit 4.9 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

4.13	Form of Promissory Note for Interim Financing in the amount of $500,000 (filed as Exhibit 4.10 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

Exhibit
Number	Exhibit

4.14	Form of Convertible Promissory Note for September 29, 2000, private placement (filed as Exhibit 4.13 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference).	#

4.15	Form of Warrant Agreement for September 29, 2000, private placement (filed as Exhibit 4.13 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference).	#

4.16	Form of 2001 Exchange Warrant Agreement (filed as Exhibit 4.16 to Registrant’s Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference)	#

4.17	Form of 2001 Exchange Warrant Certificate (filed as Exhibit 4.17 to Registrant’s Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference)	#

10.1	Financial Advisory Services Agreement between the Company and National Securities Corporation, dated September 17, 1999 (filed as Exhibit 10.1 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).	#

10.2	Lease Agreement between the Company and BOK Plaza Associates, LLC, dated December 2, 1999 (filed as Exhibit 10.2 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).	#

10.3	Interconnection agreement between Registrant and Southwestern Bell dated March 19, 1999 (filed as Exhibit 6.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

10.4	Stock Purchase Agreement between the Company and Animus Communications, Inc. (filed as Exhibit 6.2 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

10.5	Registrar Accreditation Agreement effective February 8, 2000, by and between Internet Corporation for Assigned Names and Numbers and FullWeb, Inc. d/b/a FullNic f/k/a Animus Communications, Inc. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2000 and incorporated herein by reference).	#

10.6	Master License Agreement For KMC Telecom V, Inc., dated June 20, 2000, by and between FullNet Communications, Inc. and KMC Telecom V, Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).	#

10.7	Domain Registrar Project Completion Agreement, dated May 10, 2000, by and between FullNet Communications, Inc., FullWeb, Inc. d/b/a FullNic and Think Capital (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).	#

10.8	Amendment to Financial Advisory Services Agreement between Registrant and National Securities Corporation, dated April 21, 2000 (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).	#

10.9	Asset Purchase Agreement dated June 2, 2000, by and between FullNet of Nowata and FullNet Communications, Inc. (filed as Exhibit 99.1 to Registrant’s Form 8-K filed on June 20, 2000 and incorporated herein by reference).	#

10.10	Asset Purchase Agreement dated February 4, 2000, by and between FullNet of Bartlesville and FullNet Communications, Inc. (filed as Exhibit 2.1 to Registrant’s Form 8-K filed on February 18, 2000 and incorporated herein by reference).	#

Exhibit
Number	Exhibit

10.11	Agreement and Plan of Merger Among FullNet Communications, Inc., FullNet, Inc. and Harvest Communications, Inc. dated February 29, 2000 (filed as Exhibit 2.1 to Registrant’s Form 8-K filed on March 10, 2000 and incorporated herein by reference).	#

10.12	Asset Purchase Agreement dated January 25, 2000, by and between FullNet of Tahlequah, and FullNet Communications, Inc. (filed as Exhibit 2.1 to Registrant’s Form 8-K filed on February 9, 2000 and incorporated herein by reference).	#

10.13	Promissory Note dated August 2, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.13 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.14	Warrant Agreement dated August 2, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.14 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.15	Warrant Certificate dated August 2, 2000 issued to Timothy J. Kilkenny (filed as Exhibit 10.15 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.16	Stock Option Agreement dated December 8, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.16 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.17	Warrant Agreement dated November 9, 2000, issued to Roger P. Baresel (filed as Exhibit 10.17 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.18	Warrant Agreement dated December 29, 2000, issued to Roger P. Baresel (filed as Exhibit 10.18 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.19	Stock Option Agreement dated February 29, 2000, issued to Wallace L Walcher (filed as Exhibit 10.19 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.20	Stock Option Agreement dated February 17, 1999, issued to Timothy J. Kilkenny (filed as Exhibit 3.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

10.21	Stock Option Agreement dated October 19, 1999, issued to Wesdon C. Peacock (filed as Exhibit 10.21 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.22	Stock Option Agreement dated April 14, 2000, issued to Jason C. Ayers (filed as Exhibit 10.22 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.23	Stock Option Agreement dated May 1, 2000, issued to B. Don Turner (filed as Exhibit 10.23 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.24	Form of Stock Option Agreement dated December 8, 2000, issued to Jason C. Ayers, Wesdon C. Peacock, B. Don Turner and Wallace L. Walcher (filed as Exhibit 10.24 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.25	Warrant Certificate Dated November 9, 2000, issued to Roger P. Baresel (filed as Exhibit 10.25 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.26	Warrant Certificate Dated November 9, 2000, issued to Roger P. Baresel (filed as Exhibit 10.26 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.27	Warrant Certificate Dated December 29, 2000, issued to Roger P. Baresel (filed as Exhibit 10.27 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.28	Stock Option Agreement dated October 13, 2000, issued to Roger P. Baresel (filed as Exhibit 10.28 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.29	Stock Option Agreement dated October 12, 1999, issued to Travis Lane (filed as Exhibit 10.29 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

Exhibit
Number	Exhibit

10.30	Promissory Note dated January 5, 2001, issued to Generation Capital Associates (filed as Exhibit 10.30 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.31	Placement Agency Agreement dated November 8, 2000 between FullNet Communications, Inc. and National Securities Corporation (filed as Exhibit 10.31 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.32	Promissory Note dated January 25, 2000, issued to Fullnet of Tahlequah, Inc.	#

10.33	Promissory Note dated February 7, 2000, issued to David Looper	#

10.34	Promissory Note dated February 29, 2000, issued to Wallace L. Walcher	#

10.35	Promissory Note dated June 2, 2000, issued to Lary Smith	#

10.36	Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C.	#

10.37	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.38	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.39	Form of Convertible Promissory Note dated September 6, 2002	#

10.40	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.41	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.42	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 30, 2003	#

10.43	Form 8-K dated January 30, 2003 reporting the change in certifying accountant	#

10.44	Form 8-K dated September 30, 2005 reporting the change in certifying accountant	#

22.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

#	Incorporated by reference.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
REGISTRANT:
FULLNET COMMUNICATIONS, INC.

Date: May 15, 2006	By:	/s/ TIMOTHY J. KILKENNY

Timothy J. Kilkenny
Chief Executive Officer

Date: May 15, 2006	By:	/s/ ROGER P. BARESEL

Roger P. Baresel
President and Chief Financial and Accounting Officer