Form 10QSB
period 2006-06-30
FULLNET COMMUNICATIONS INC
filed 2006-08-11
CIK 1092570

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to                                         .
Commission File Number: 000-27031
FullNet Communications, Inc.
(Exact name of small business issuer as specified in its charter)

Oklahoma	73—1473361

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102
(Address of principal executive offices)
(405) 236-8200
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Issuer’s Common Stock, $.00001 par value, as of August 10, 2006 was 6,741,135.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

FORM 10—QSB

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$13,278	$14,974
Accounts receivable, net	109,998	122,616
Prepaid expenses and other current assets	61,591	108,631

Total current assets	184,867	246,221

PROPERTY AND EQUIPMENT, net	774,472	888,957

INTANGIBLE ASSETS, net	56,643	75,874

OTHER ASSETS	18,282	18,282

TOTAL	$1,034,264	$1,229,334

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable — trade	$181,068	$160,998
Accounts payable — related party	237,552	218,982
Accrued and other current liabilities	777,004	709,999
Accrued interest — related party	168,066	152,197
Notes payable, current portion	598,607	594,804
Notes payable — related party	320,000	320,000
Deferred revenue	134,376	120,784

Total current liabilities	2,416,673	2,277,764

NOTES PAYABLE, less current portion	41,346	90,912

OTHER LIABILITIES	76,395	80,827

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 6,670,878 and 6,652,878 shares in 2006 and 2005, respectively	68	66
Common stock issuable, 70,257 shares in 2006 and 2005	57,596	57,596
Additional paid-in capital	8,346,142	8,328,004
Accumulated deficit	(9,903,956)	(9,605,835)

Total stockholders’ deficit	(1,500,150)	(1,220,169)

TOTAL	$1,034,264	$1,229,334

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended			Six Months Ended
	June 30, 2006	June 30, 2005		June 30, 2006	June 30, 2005
REVENUES
Access service revenues	$188,880		$215,541	$383,612	$452,647
Co-location and other revenues	229,881		392,323	465,337	750,009

Total revenues	418,761		607,864	848,949	1,202,656

OPERATING COSTS AND EXPENSES
Cost of access service revenues	63,851		72,279	121,402	138,412
Cost of co-location and other revenues	58,328		50,193	114,984	87,358
Selling, general and administrative expenses	341,227		337,472	697,086	648,024
Depreciation and amortization	74,833		104,798	159,840	210,884

Total operating costs and expenses	538,239		564,742	1,093,312	1,084,678

INCOME (LOSS) FROM OPERATIONS	(119,478)		43,122	(244,363)	117,978

GAIN ON BAD DEBT RECOVERY, net	—		17,500	—	17,500
INTEREST EXPENSE	(26,780)		(30,988)	(53,758)	(64,238)

INCOME (LOSS) before income taxes	(146,258)		29,634	(298,121)	71,240

Income tax expense (benefit)	—		—	—	—

NET INCOME (LOSS)	$(146,258)		$29,634	$(298,121)	$71,240

Net income (loss) per share —basic	$(.02)	$	NIL	$(.04)	$.01

Net income (loss) per share — assuming dilution	$(.02)	$	NIL	$(.04)	$.01

Weighted average shares outstanding — basic	6,741,135		6,723,135	6,740,833	6,723,135

Weighted average shares outstanding — assuming dilution	6,741,135		8,509,533	6,740,833	8,402,262

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
Six Months Ended June 30, 2006

			Common
	Common stock		Stock	Additional	Accumulated
	Shares	Amount	Issuable	paid-in capital	Deficit	Total

Balance at January 1, 2006	6,652,878	$66	$57,596	$8,328,004	$(9,605,835)	$(1,220,169)

Warrant exercise	18,000	2	—	178	—	180

Warrant extension granted in settlement of liabilities	—	—	—	17,960	—	17,960

Net loss	—	—	—	—	(298,121)	(298,121)

Balance at June 30, 2006	6,670,878	$68	$57,596	$8,346,142	$(9,903,956)	$(1,500,150)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(298,121)	$71,240
Adjustments to reconcile net income (loss) to net cash provided by operating Activities
Depreciation and amortization	159,840	210,884
Gain on bad debt recovery	—	(17,500)
Provision for uncollectible accounts receivable	19,503	17,511
Net (increase) decrease in
Accounts receivable	(6,885)	196
Prepaid expenses and other current assets	47,040	(53,522)
Net increase (decrease) in
Accounts payable — trade	20,070	9,471
Accounts payable — related party	36,530	36,530
Accrued and other liabilities	62,573	28,574
Accrued interest — related party	15,869	15,869
Deferred revenue	13,592	(42,460)

Net cash provided by operating activities	70,011	276,793

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(18,088)	(80,038)
Acquisition of assets	(8,036)	(31,396)

Net cash used in investing activities	(26,124)	(111,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(45,763)	(117,654)
Principal payments on note payable to related party	—	(16,289)
Principal payments on capital lease obligations	—	(31,586)
Proceeds from exercise of warrants	180	—

Net cash used in financing activities	(45,583)	(165,529)

NET DECREASE IN CASH	(1,696)	(170)

Cash at beginning of period	14,974	12,226

Cash at end of period	$13,278	$12,056

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$10,320	$22,951
Warrant extension granted in settlement of liabilities	17,960	—
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
2. MANAGEMENT’S PLANS
At June 30, 2006, current liabilities exceed current assets by $2,231,806. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on various loans and lease agreements (see Note 9. Notes Payable and Note 14. Related Party Transactions). These factors raise substantial doubts about the Company’s ability to continue as a going concern.
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
4. INCOME (LOSS) PER SHARE
Income (loss) per share — basic is calculated by dividing net income (loss) by the weighted average number of shares of stock outstanding during the period, including shares issuable without additional consideration. Income (loss) per share — assuming dilution is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period adjusted for the effect of dilutive potential shares calculated using the treasury stock method.

	Three Months Ended			Six Months Ended
	June 30, 2006	June 30, 2005		June 30, 2006	June 30, 2005
Numerator:
Net income (loss)	$(146,258)		$29,634	$(298,121)	$71,240
Denominator:
Weighted average shares outstanding — basic	6,741,135		6,723,135	6,740,833	6,723,135
Effect of dilutive stock options	—		859,865	—	763,922
Effect of dilutive warrants	—		926,533	—	915,205

Weighted average shares outstanding — assuming dilution	6,741,135		8,509,533	6,740,833	8,402,262

Net income (loss) per share — basic	$(.02)	$	NIL	$(.04)	$.01

Net income (loss) per share — assuming dilution	$(.02)	$	NIL	$(.04)	$.01

Basic and diluted losses per share were the same for the three and six months ended June 30, 2006 because there was a net loss for each period.
Stock options exercisable for the purchase of 1,199,921 common stock shares at exercise prices ranging from $0.08 to $3.00 per share were outstanding for the three and six months ended June 30, 2005, but were not included in the calculation of income (loss) per share — assuming dilution because the options were not dilutive.
Warrants exercisable for the purchase of 1,023,248 common stock shares at exercise prices ranging from $0.08 to $2.00 per share were outstanding for the three and six months ended June 30, 2005, but were not included in the calculation of income (loss) per share — assuming dilution because the warrants were not dilutive.
Convertible promissory notes convertible into 1,003,659 common stock shares at a conversion price of $1.00 per share were outstanding for the three and six months ended June 30, 2005, but were not included in the calculation of income (loss) per share — assuming dilution because the convertible notes were not dilutive.
5. ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	June 30, 2006	December 31, 2005
Accounts receivable	$238,670	$231,785
Less allowance for doubtful accounts	(128,672)	(109,169)

	$109,998	$122,616

6. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30, 2006	December 31, 2005
Computers and equipment	$1,313,115	$1,296,856
Leasehold improvements	941,861	940,032
Software	56,512	56,512
Furniture and fixtures	19,153	19,153

	2,330,641	2,312,553
Less accumulated depreciation	(1,556,169)	(1,423,596)

	$774,472	$888,957

Depreciation expense for the three months ended June 30, 2006 and 2005 was $66,192 and $66,662, respectively. Depreciation expense for the six months ended June 30, 2006 and 2005 was $132,573 and $134,303, respectively.
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
Amortization expense for the three months ended June 30, 2006 and 2005 relating to intangible assets was $8,641 and $38,136, respectively. Amortization expense for the six months ended June 30, 2006 and 2005 relating to intangible assets was $27,267 and $76,581, respectively.
8. ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following:

	June 30, 2006	December 31, 2005
Accrued interest	$266,122	$237,165
Accrued deferred compensation	396,912	353,917
Accrued other liabilities	113,970	118,917

	$777,004	$709,999

9. NOTES PAYABLE
Notes payable consist of the following:

	June 30,	December 31,
	2006	2005
Note payable to a bank, payable in monthly installments of $8,768, including interest of 9.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and CEO of the Company; guaranteed by the founder and CEO of the Company; partially guaranteed by the Small Business Administration	$124,317	$170,080

Interim loan, from a related party, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (1)	320,000	320,000

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and are matured at June 30, 2006 (convertible into approximately 1,003,659 shares at June 30, 2006 and December 31, 2005) (2)	510,636	510,636

Other notes payable	5,000	5,000

	959,953	1,005,716

Less current portion	918,607	914,804

	$41,346	$90,912

(1)	This loan and accrued interest of $168,066 was past due on June 30, 2006; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.

(2)	During 2000 and 2001, the Company issued 11% convertible promissory notes or converted other notes payable or accounts payable to convertible promissory notes in an amount totaling $2,257,624. The terms of the Notes are 36 months with limited prepayment provisions. Each of the Notes may be converted by the holder at any time at $1.00 per common stock share and by the Company upon registration and when the closing price of the Company’s common stock has been at or above $3.00 per share for three consecutive trading days. Additionally, the Notes are accompanied by warrants exercisable for the purchase of the number of shares of Company common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00. These warrants are exercisable at any time during the five years following issuance at an exercise price of $.01 per share. Under the terms of the Notes, the Company was required to register the common stock underlying both the Notes and the detached warrants by filing a registration statement with the Securities and Exchange Commission within 45 days following the Final Expiration Date of the Offering (March 31, 2001). On May 31, 2001, the Company exchanged 2,064,528 shares of its common stock and warrants (exercisable for the purchase of 436,748 shares of common stock at $2.00 per share) for convertible promissory notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. The warrants expired on May 31, 2006. This exchange was accounted for as an induced debt conversion and a debt conversion expense of $370,308 was recorded.
Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At June 30, 2006, the outstanding principal and interest of the convertible promissory notes was $774,530.
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
10. COMMON STOCK OPTIONS AND WARRANTS
The following table summarizes the Company’s employee stock option activity for the three and six months ended June 30, 2006:

	Three Months	Weighted	Six Months	Weighted
	Ended	Average	Ended	Average Exercise
	June 30, 2006	Exercise Price	June 30, 2006	Price
Options outstanding, beginning and end of the period	3,083,034	$.43	3,083,034	$.43
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
The Company used the modified prospective method at the date of adoption and therefore results for the three and six months ended June 30, 2005 have not been restated. Had compensation expense for employee stock options granted under our stock option plans been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for the three and six months ended June 30, 2005 would have been the pro forma amounts indicated below and were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free interest rate	4.5%
Expected volatility	122.5%
Dividend yield	0.0%
Weighted average expected life	5 years

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
Net income (loss)
As reported		$29,634	$71,240
Pro forma		$13,465	$55,071

Basic income (loss) per share
As reported	$	NIL	$.01
Pro forma	$	NIL	$.01

Diluted income (loss) per share
As reported	$	NIL	$.01
Pro forma	$	NIL	$.01
The following table summarizes the Company’s common stock purchase warrant and non-employee stock option activity for the three and six months ended June 30, 2006:

	Three Months	Weighted	Six Months	Weighted
	Ended	Average Exercise	Ended	Average
	June 30, 2006	Price	June 30, 2006	Exercise Price
Warrants and non-employee stock options outstanding, beginning of the period	1,369,727	$.86	1,479,306	$.82

Warrants and non-employee stock options exercised during the period	—	—	(18,000)	.01

Warrants and non-employee stock options expired during the period	(595,727)	1.47	(687,306)	1.33

Warrants and non-employee stock options outstanding, end of the period	774,000	$.39	774,000	$.39

11. RECENTLY ISSUED ACCOUNTING STANDARDS
SFAS No. 151, Inventory Costs - an amendment of APB No. 4 and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67, SFAS No. 153, Exchange of Non-monetary Assets - an amendment of APB No. 29, SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS 3, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and No. 140, and SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 were recently issued. SFAS No. 151, 152, 153, 154, 155, and 156 have no current applicability to the Company and have no effect on the consolidated financial statements.
12. SIGNIFICANT CUSTOMER
During the six months ended June 30, 2005, the Company had one customer that comprised approximately 28% of total revenues. The customer’s service contract expired on December 31, 2005 without renewal or extension. Consequently, the Company experienced a loss of this revenue commencing in 2006 without a corresponding reduction in expenses.

13. RELATED PARTY TRANSACTIONS
The Company is in default on an operating lease for certain equipment which is leased from one of its significant shareholders who also holds a $320,000 interim loan that is also in default (see Note 9. Notes Payable, above). The original lease was dated November 21, 2001 and required 12 monthly rental payments of $6,088 with a fair market purchase option at the end of the 12-month lease. Upon default on the lease, the Company has continued leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments. In January 2006, the Company agreed to extend the expiration date on 425,000 common stock purchase warrants for the lessor in return for a credit of $17,960 on the operating lease. At June 30, 2006 the unpaid lease payments totaled $237,552. The lessor has not made any demands for payment or threatened to terminate the month-to-month lease arrangement.
14. CONTINGENCIES
During September 2005, the Company received a back billing from AT&T (formerly SBC) of approximately $230,000. Since then, the Company has received a number of additional back billings from AT&T that total in excess of $4,800,000. The Company believes AT&T has no basis for these charges, is currently reviewing these billings with its attorneys and plans to vigorously dispute the charges. Therefore, the Company has not recorded any expense or liability related to these billings.
As a telecommunications company, the Company is affected by regulatory proceedings in the ordinary course of its business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). For example, the Company along with many other telecommunications companies in Oklahoma is currently a party to one or more proceedings before the OCC relating to the terms of its interconnection agreement with AT&T (formerly SBC Communications) and an anticipated successor to this interconnection agreement. These proceedings were initiated due to the unreasonable changes that AT&T was proposing be incorporated in the successor interconnection agreement. During April 2006 the OCC ruled in favor of the Company. However, AT&T has asked for an appeal of this ruling. Therefore, the regulatory proceeding concerning the terms of the interconnection agreement with AT&T, which is based upon their standard interconnection agreement, and the anticipated successor thereto is ongoing and is expected to conclude during 2006. The Company is unable to accurately predict the outcome of this regulatory proceeding at this time but an unfavorable outcome could have a material adverse effect on the Company’s business, financial condition or results of operations.

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
     In 1997 we continued our focus on serving as a backbone provider by upgrading and acquiring more equipment. We also started offering our own Internet service provider brand access and services to our wholesale customers. As of June 30, 2006, there was one Internet service provider in Oklahoma that used the FullNet brand name for whom we provide the backbone to the Internet. There was one Internet service provider that used a private label brand name, for whom we are its access backbone and provide on an outsource basis technical support, systems management and operations. Additionally, we provide high-speed broadband connectivity, traditional telephone services, website hosting, network management and consulting solutions to over 100 businesses in Oklahoma.
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
     Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for the cities in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At June 30, 2006 FullTel provided us with local telephone access in approximately 232 cities.

Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended				Six Months Ended
	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$188,880	45.1%	$215,541	35.5%	$383,612	45.2%	$452,647	37.6%
Co-location and other revenues	229,881	54.9	392,323	64.5	465,337	54.8	750,009	62.4

Total revenues	418,761	100.0	607,864	100.0	848,949	100.0	1,202,656	100.0

Cost of access service revenues	63,851	15.2	72,279	11.9	121,402	14.3	138,412	11.5
Cost of co-location and other revenues	58,328	13.9	50,193	8.3	114,984	13.6	87,358	7.3
Selling, general and administrative expenses	341,227	81.5	337,472	55.5	697,086	82.1	648,024	53.9
Depreciation and amortization	74,833	17.9	104,798	17.2	159,840	18.8	210,884	17.5

Total operating costs and expenses	538,239	128.5	564,742	92.9	1,093,312	128.8	1,084,678	90.2

Income (loss) from operations	(119,478)	(28.5)	43,122	7.1	(244,363)	(28.8)	117,978	9.8

Gain on bad debt recovery, net	—	—	17,500	2.9			17,500	1.5
Interest expense	(26,780)	(6.4)	(30,988)	(5.1)	(53,758)	(6.3)	(64,238)	(5.4)

Net income (loss) before income taxes	(146,258)	(34.9)	29,634	4.9	(298,121)	(35.1)	71,240	5.9

Income tax expense (benefit)	—	—	—	—	—	—	—	—

Net income (loss)	$(146,258)	(34.9)%	$29,634	4.9%	$(298,121)	(35.1)%	$71,240	5.9%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Revenues
     Access service revenues decreased $26,661 or 12.4% to $188,880 for the 2006 2nd Quarter from $215,541 for the same period in 2005 primarily due to a decline in the number of customers.
     Co-location and other revenues decreased $162,442 or 41.4% to $229,881 for the 2006 2nd Quarter from $392,323 for the same period in 2005. This decrease was primarily attributable to the loss of one significant customer and reciprocal compensation that was partially offset by the sale of additional services to existing customers and addition of new customers. During the 2005 2nd Quarter, we had one customer that comprised $164,516, approximately 27%, of total revenues. This customer’s service contract expired on December 31, 2005 without renewal or extension. Consequently, we experienced a loss of this revenue commencing in 2006. During the 2006 2nd Quarter we did not record reciprocal compensation revenue (fees for terminating AT&T (formerly SBC) customers’ local calls onto our network). During the same period in 2005 we recorded approximately $42,400 of reciprocal compensation revenue that included approximately $31,200 arising from a change in estimate for the period March 2003 through March 2005. We began billing AT&T during 2004, and have billed for the periods of March 2003 through June 2006. AT&T failed to pay and is disputing approximately $166,700. We are pursuing AT&T for all balances due, however there is significant uncertainty as to whether or not we will be successful. Upon the ultimate resolution of AT&T’s challenge, we will recognize the associated revenue, if any. On a going-forward basis it is uncertain at what rate or if any reciprocal compensation will be allowed in our successor interconnection agreement with AT&T.
Operating Costs and Expenses
     Cost of access service revenues decreased $8,428 or 11.7% to $63,851 for the 2006 2nd Quarter compared to $72,279 for the same period in 2005. This decrease was primarily due to non-recurring expenditures during the 2005 2nd Quarter to expand and support our network. Cost of access service revenues as a percentage of access service revenues increased to 33.8% during the 2006 2nd Quarter, compared to 33.5% during the same period in 2005.
     Cost of co-location and other revenues increased $8,135 or 16.2% to $58,328 for the 2006 2nd Quarter compared to $50,193 for the same period in 2005. This increase was primarily due to recurring costs associated with increased capabilities related to traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 25.4% during the 2006 2nd Quarter compared to 12.8% during the same period in 2005.
     Selling, general and administrative expenses for the 2nd Quarter 2006 remained relatively stable compared to the same period in 2005. Selling, general and administrative expenses as a percentage of total revenues increased to 81.5% during the 2006 2nd Quarter from 55.5% during the same period in 2005 primarily due to the decrease in revenues.
     Depreciation and amortization expense decreased $29,965 or 28.6% to $74,833 for the 2006 2nd Quarter from $104,798 for the same period in 2005 primarily due to several of our intangible assets becoming fully amortized. In January 2002, upon initially applying Statement of Financial Account Standards 142, Goodwill and Intangible Assets (“SFAS 142”), we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the 2nd Quarter 2006 and 2005 relating to intangible assets was $8,641 and $38,136, respectively.
Gain on Bad Debt Recovery
     During the 2005 2nd Quarter, we negotiated and settled a customer’s account receivable that had previously been written off as bad debt expense. This settlement was recorded net of our legal expenses as a $17,500 gain on bad debt recovery.
Interest Expense
     Interest expense decreased $4,208 or 13.6% to $26,780 for the 2006 2nd Quarter from $30,988 for the same period in 2005. This decrease was primarily attributable to the retirement of several high interest rate notes, leases and credit cards with interest rates ranging from 29.5% to 6.3%.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Revenues
     Access service revenues decreased $69,035 or 15.3% to $383,612 for the 2006 six-month period from $452,647 for the same period in 2005 primarily due to a decline in the number of customers.

     Co-location and other revenues decreased $284,672 or 38% to $465,337 for the 2006 six-month period from $750,009 for the same period in 2005. This decrease was primarily attributable to the loss of one significant customer and reciprocal compensation that was partially offset by the sale of additional services to existing customers and addition of new customers. During the 2005 six-month period, we had one customer that comprised $333,408, approximately 28%, of total revenues. This customer’s service contract expired on December 31, 2005 without renewal or extension. Consequently, we experienced a loss of this revenue commencing in 2006. During the 2006 six-month period we recorded approximately $7,800 of reciprocal compensation revenue (fees for terminating AT&T (formerly SBC) customers’ local calls onto our network). During the same period in 2005 we recorded approximately $75,100 of reciprocal compensation revenue that included approximately $51,200 arising from a change in estimate for the period March 2003 through December 2004. We began billing AT&T during 2004, and have billed for the periods of March 2003 through June 2006. AT&T failed to pay and is disputing approximately $166,700. We are pursuing AT&T for all balances due, however there is significant uncertainty as to whether or not we will be successful. Upon the ultimate resolution of AT&T’s challenge, we will recognize the associated revenue, if any. On a going-forward basis it is uncertain at what rate or if any reciprocal compensation will be allowed in our successor interconnection agreement with AT&T.
Operating Costs and Expenses
     Cost of access service revenues decreased $17,010 or 12.3% to $121,402 for the 2006 six-month period from $138,412 for the same period in 2005. This decrease was primarily due to increased expenditures to expand and support our network. Cost of access service revenues as a percentage of access service revenues increased to 31.7% during the 2006 six-month period, compared to 30.6% during the same period in 2005.
     Cost of co-location and other revenues increased $27,626 or 31.6% to $114,984 for the 2006 six-month period, compared to $87,358 for the same period in 2005. This increase was primarily due to recurring costs associated with increased capabilities related to traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 24.7% during the 2006 six-month period, compared to 11.6% during the same period in 2005.
     Selling, general and administrative expenses increased $49,062 or 7.6% to $697,086 for the 2006 six-month period from $648,024 for the same period in 2005. This increase was primarily attributable to increases in employee costs and professional fees of $35,660 and $22,788, respectively. Employee costs for the 2006 six-month period were $457,640, compared to $421,980 during the same period in 2005. This increase was primarily due to annual wage increases and the filling of the vacancy in a sales position from December 2004 through September 2005. Selling, general and administrative expenses as a percentage of total revenues increased to 82.1% during the 2006 six-month period from 53.9% during the same period in 2005 primarily due to the decrease in revenues.
     Depreciation and amortization expense decreased $51,044 or 24.2% to $159,840 for the 2006 six- month period from $210,884 for the same period in 2005 primarily due to several of our intangible assets becoming fully amortized. In January 2002, upon initially applying Statement of Financial Account Standards 142, Goodwill and Intangible Assets (“SFAS 142”), we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the 2006 and 2005 six-month period relating to intangible assets was $27,267 and $76,581, respectively.

Gain on Bad Debt Recovery
     During the 2005 six-month period, we negotiated and settled a customer’s account receivable that had previously been written off as bad debt expense. This settlement was recorded net of our legal expenses as a $17,500 gain on bad debt recovery.
Interest Expense
     Interest expense decreased $10,480 or 16.3% to $53,758 for the 2006 six-month period from $64,238 for the same period in 2005. This decrease was primarily attributable to the retirement of several high interest rate notes, leases and credit cards with interest rates ranging from 29.5% to 6.3%.
     Liquidity and Capital Resources
     As of June 30, 2006, we had $13,278 in cash and $2,416,673 in current liabilities, including $134,376 of deferred revenues that will not require settlement in cash.
     At June 30, 2006, we had a deficit working capital of $2,231,806, while at December 31, 2005 we had a deficit working capital of $2,031,543. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
     As of June 30, 2006, $164,167 of the $181,068 we owed to our trade creditors and $231,463 of the $237,552 payable to a related party was past due. We have no formal agreements regarding payment of these amounts. At June 30, 2006, we had outstanding principal and interest owed on matured notes totaling $1,262,596. We have neither made payment nor negotiated an extension of the notes and the lenders have not made any payment demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.
     In addition, during the six months ended June 30, 2005, we had one customer that accounted for approximately 28% of total revenues. The contract pursuant to which we provided services to this customer expired on December 31, 2005. This customer did not renew its contract. Therefore commencing in 2006 we experienced a loss of this revenue without a corresponding reduction in expense.
     During September 2005, we received a back billing from AT&T (formerly SBC) of approximately $230,000. Since then, we have received a number of additional back billings from AT&T that total in excess of $4,800,000. We believe AT&T has no basis for these charges, are currently reviewing these billings with our attorneys and plan to vigorously dispute the charges. Therefore, we have not recorded any expense or liability related to these billings.

	For the Periods Ended June 30,
	2006	2005
Net cash flows provided by operations	$70,011	$276,793
Net cash flows used in investing activities	(26,124)	(111,434)
Net cash flows used in financing activities	(45,583)	(165,529)
     Cash used for the purchases of equipment was $18,088 and $80,038, respectively, for the six months ended June 30, 2006 and 2005. Cash used for the acquisition of assets was $8,036 and $31,396, respectively, for the six months ended June 30, 2006 and 2005.

     Cash used for principal payments on notes payable and capital lease obligations was $45,763 and $165,529, respectively, for the six months ended June 30, 2006 and 2005.
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
Financing Activities
     On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through June 30, 2006 we had made aggregate payments of principal and interest of $35,834 on this loan. Pursuant to the terms of this loan the balance was due on December 31, 2001 and we have not made payment or negotiated an extension of the loan and the lender has not made any demands. At June 30, 2006, the outstanding principal and interest of the loan was $488,066.
     We are in default on an operating lease for certain equipment that is leased from one of our significant shareholders who also holds a $320,000 interim loan that is also in default (see “Note 9. Notes Payable” of the financial statements above). The original lease was dated November 21, 2001 and required 12 monthly rental payments of $6,088 with a fair market purchase option at the end of the 12-month lease term. Upon default on the lease, we have continued to lease the equipment on a month-to-month basis at the same monthly rental rate; however, we have been unable to make these monthly rental payments. In January 2006, we agreed to extend the expiration date on 425,000 common stock purchase warrants for the lessor in return for a credit of $17,960 on this lease obligation. At June 30, 2006 the unpaid lease payments totaled $237,552. The lessor has not made any demands for payment or threatened to terminate the month-to-month lease arrangement. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations.
     Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. We have not made payment or negotiated an extension of these notes, and the the lenders have not made any demands. At June 30, 2006, the outstanding principal and interest of the convertible promissory notes was $774,530.
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
     SFAS No. 151, Inventory Costs - an amendment of APB No. 4 and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67, SFAS No. 153, Exchange of Non-monetary Assets - an amendment of APB No. 29, SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS 3, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and No. 140, and SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 were recently issued. SFAS No. 151, 152, 153, 154, 155, and 156 have no current applicability to us and have no effect on our consolidated financial statements.

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
     Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this Report, concluded that our disclosure controls and procedures and internal controls over financial reporting were fully effective during and as of the last day of the period covered by this Report and reported to our auditors and the audit committee of our board of directors that no change in our disclosure controls and procedures and internal control over financial reporting occurred during the period covered by this Report that would have materially affected or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation. Because no significant deficiencies or material weaknesses were discovered, no corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     We are in default on an interim loan that matured December 31, 2001. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Through June 30, 2006, we had made aggregate payments of principal and interest of $35,834 on this loan. At June 30, 2006, the outstanding principal and accrued interest of the loan was $488,066. We have not made payment or negotiated an extension of the loan and the lender has not made any demands.
     We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At June 30, 2006, the aggregate outstanding principal and accrued interest of the notes was $774,530. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands.
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
REGISTRANT:
FULLNET COMMUNICATIONS, INC.

Date: August 11, 2006	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: August 11, 2006	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer