Form 10QSB
period 2006-09-30
FULLNET COMMUNICATIONS INC
filed 2006-11-14
CIK 1092570

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Yes ☐       No ☑
The number of shares outstanding of the Issuer’s Common Stock, $.00001 par value, as of November 10, 2006 was 6,741,135.
Transitional Small Business Disclosure Format (Check one): Yes ☐      No ☑

FORM 10–QSB

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$11,148	$14,974
Accounts receivable, net	91,740	122,616
Prepaid expenses and other current assets	122,242	108,631

Total current assets	225,130	246,221

PROPERTY AND EQUIPMENT, net	734,538	888,957

INTANGIBLE ASSETS, net	49,785	75,874

OTHER ASSETS	18,282	18,282

TOTAL	$1,027,735	$1,229,334

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable — trade	$170,686	$160,998
Accounts payable — related party	255,817	218,982
Accrued and other current liabilities	806,066	709,999
Accrued interest — related party	176,132	152,197
Notes payable, current portion	606,235	594,804
Notes payable — related party	320,000	320,000
Deferred revenue	117,033	120,784

Total current liabilities	2,451,969	2,277,764

NOTES PAYABLE, less current portion	10,670	90,912

OTHER LIABILITIES	95,902	80,827

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 6,670,878 and 6,652,878 shares in 2006 and 2005, respectively	68	66
Common stock issuable, 70,257 shares in 2006 and 2005	57,596	57,596
Additional paid-in capital	8,346,142	8,328,004
Accumulated deficit	(9,934,612)	(9,605,835)

Total stockholders’ deficit	(1,530,806)	(1,220,169)

TOTAL	$1,027,735	$1,229,334

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
REVENUES
Access service revenues	$194,865	$213,654	$578,477	$666,301
Co-location and other revenues	277,755	354,063	743,092	1,104,072

Total revenues	472,620	567,717	1,321,569	1,770,373

OPERATING COSTS AND EXPENSES
Cost of access service revenues	64,301	72,608	185,703	211,020
Cost of co-location and other revenues	63,677	45,889	178,661	133,247
Selling, general and administrative expenses	292,135	333,288	989,221	981,313
Depreciation and amortization	74,884	106,289	234,724	317,173

Total operating costs and expenses	494,997	558,074	1,588,309	1,642,753

INCOME (LOSS) FROM OPERATIONS	(22,377)	9,643	(266,740)	127,620

GAIN ON DEBT FORGIVENESS	18,470	1,212	18,470	1,212
GAIN ON BAD DEBT RECOVERY, net	—	—	—	17,500
INTEREST EXPENSE	(26,749)	(26,523)	(80,507)	(90,760)

INCOME (LOSS) before income taxes	(30,656)	(15,668)	(328,777)	55,572

Income tax expense (benefit)	—	—	—	—

NET INCOME (LOSS)	$(30,656)	$(15,668)	$(328,777)	$55,572

Net income (loss) per share —basic	$(.01)	$—	$(.05)	$.01

Net income (loss) per share — assuming dilution	$(.01)	$—	$(.05)	$.01

Weighted average shares outstanding — basic	6,741,135	6,723,135	6,740,934	6,723,135

Weighted average shares outstanding — assuming dilution	6,741,135	6,723,135	6,740,934	8,276,638

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
Nine Months Ended September 30, 2006

			Common
	Common stock		Stock	Additional	Accumulated
	Shares	Amount	Issuable	paid-in capital	Deficit	Total

Balance at January 1, 2006	6,652,878	$66	$57,596	$8,328,004	$(9,605,835)	$(1,220,169)

Warrant exercise	18,000	2	—	178	—	180

Warrant extension granted in settlement of liabilities	—	—	—	17,960	—	17,960

Net loss	—	—	—	—	(328,777)	(328,777)

Balance at September 30, 2006	6,670,878	$68	$57,596	$8,346,142	$(9,934,612)	$(1,530,806)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(328,777)	$55,572
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	234,724	317,173
Gain on debt forgiveness	(18,470)	(1,212)
Gain on bad debt recovery	—	(17,500)
Provision for uncollectible accounts receivable	25,577	21,383
Net (increase) decrease in
Accounts receivable	5,299	(13,690)
Prepaid expenses and other current assets	(13,611)	(94,889)
Net increase (decrease) in
Accounts payable — trade	28,158	(9,901)
Accounts payable — related party	54,795	54,795
Accrued and other liabilities	111,141	17,942
Accrued interest — related party	23,935	23,935
Deferred revenue	(3,751)	(1,917)

Net cash provided by operating activities	119,020	351,691

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(44,338)	(96,750)
Acquisition of assets	(9,877)	(56,848)

Net cash used in investing activities	(54,215)	(153,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(68,811)	(147,659)
Principal payments on note payable to related party	—	(16,289)
Principal payments on capital lease obligations	—	(31,586)
Proceeds from exercise of warrants	180	—

Net cash used in financing activities	(68,631)	(195,534)

NET (DECREASE) INCREASE IN CASH	(3,826)	2,559

Cash at beginning of period	14,974	12,226

Cash at end of period	$11,148	$14,785

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$15,308	$29,996
Warrant extension granted in settlement of liabilities	17,960	—
See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

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

At September 30, 2006, current liabilities exceed current assets by $2,226,839. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on various loans and lease agreements (see Note 9. Notes Payable and Note 14. Related Party Transactions). These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$(30,656)	$(15,668)	$(328,777)	$55,572
Denominator:
Weighted average shares outstanding — basic	6,741,135	6,723,135	6,740,934	6,723,135
Effect of dilutive stock options	—	—	—	661,020
Effect of dilutive warrants	—	—	—	892,483

Weighted average shares outstanding — assuming dilution	6,741,135	6,723,135	6,740,934	8,276,638

Net income (loss) per share — basic	$(.01)	$—	$(.05)	$.01

Net income (loss) per share — assuming dilution	$(.01)	$—	$(.05)	$.01

Basic and diluted loss per share were the same for the three and nine months ended September 30, 2006 and for the three months ended September 30, 2005 because there was a net loss for each period.

Stock options exercisable for the purchase of 1,235,921 common stock shares at exercise prices ranging from $0.08 to $3.00 per share were outstanding for the nine months ended September 30, 2005, but were not included in the calculation of income (loss) per share – assuming dilution because the options were not dilutive.

Warrants exercisable for the purchase of 1,023,248 common stock shares at exercise prices ranging from $0.08 to $2.00 per share were outstanding for the nine months ended September 30, 2005, but were not included in the calculation of income (loss) per share – assuming dilution because the warrants were not dilutive.

Convertible promissory notes convertible into 1,003,659 common stock shares at a conversion price of $1.00 per share were outstanding for the nine months ended September 30, 2005, but were not included in the calculation of income (loss) per share – assuming dilution because the convertible notes were not dilutive.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2006	December 31, 2005
Accounts receivable	$226,486	$231,785
Less allowance for doubtful accounts	(134,746)	(109,169)

	$91,740	$122,616

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2006	December 31, 2005
Computers and equipment	$1,315,672	$1,296,856
Leasehold improvements	962,861	940,032
Software	56,512	56,512
Furniture and fixtures	21,846	19,153

	2,356,891	2,312,553
Less accumulated depreciation	(1,622,353)	(1,423,596)

	$734,538	$888,957

Depreciation expense for the three months ended September 30, 2006 and 2005 was $66,185 and $66,771 respectively. Depreciation expense for the nine months ended September 30, 2006 and 2005 was $198,758 and $201,074, respectively.

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

Amortization expense for the three months ended September 30, 2006 and 2005 relating to intangible assets was $8,699 and $39,518, respectively. Amortization expense for the nine months ended September 30, 2006 and 2005 relating to intangible assets was $35,966 and $116,099, respectively.

8.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	September 30, 2006	December 31, 2005
Accrued interest	$280,567	$237,165
Accrued deferred compensation	422,343	353,917
Accrued other liabilities	103,156	118,917

	$806,066	$709,999

9.	NOTES PAYABLE

Notes payable consist of the following:

	September 30,	December 31,
	2006	2005
Note payable to a bank, payable in monthly installments of $8,768, including interest of 9.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and CEO of the Company; guaranteed by the founder and CEO of the Company; partially guaranteed by the Small Business Administration	$101,269	$170,080

Interim loan, from a related party, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (1)	320,000	320,000

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and are matured at September 30, 2006 (convertible into approximately 1,003,659 shares at September 30, 2006 and December 31, 2005) (2)	510,636	510,636

Other notes payable	5,000	5,000

	936,905	1,005,716

Less current portion	926,235	914,804

	$10,670	$90,912

(1)	This loan and accrued interest of $176,132 was past due on September 30, 2006; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.

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
Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At September 30, 2006, the outstanding principal and interest of the convertible promissory notes was $788,888.

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

10.	COMMON STOCK OPTIONS AND WARRANTS

The following table summarizes the Company’s employee stock option activity for the three and nine months ended September 30, 2006:

	Three Months	Weighted	Nine Months	Weighted
	Ended	Average	Ended	Average
	September 30,	Exercise Price	September 30,	Exercise Price
	2006		2006
Options outstanding, beginning and end of the period	3,083,034	$.43	3,083,034	$.43

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

The Company used the modified prospective method at the date of adoption and therefore results for the three and nine months ended September 30, 2005 have not been restated. Had compensation expense for employee stock options granted under our stock option plans been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for the three and nine months ended September 30, 2005 would have been the pro forma amounts indicated below and were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free interest rate	4.5%
Expected volatility	122.5%
Dividend yield	0.0%
Weighted average expected life	5 years

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income (loss)
As reported	$(15,668)	$55,572
Pro forma	$(39,783)	$31,457

Basic income (loss) per share
As reported	$—	$.01
Pro forma	$(.01)	$—

Diluted income (loss) per share
As reported	$—	$.01
Pro forma	$(.01)	$—
The following table summarizes the Company’s common stock purchase warrant and non-employee stock option activity for the three and nine months ended September 30, 2006:

	Three Months	Weighted	Nine Months	Weighted
	Ended	Average	Ended	Average
	September 30,	Exercise Price	September 30,	Exercise Price
	2006		2006
Warrants and non-employee stock options outstanding, beginning of the period	774,000	$.39	1,479,306	$.82

Warrants and non-employee stock options exercised during the period	—	—	(18,000)	.01

Warrants and non-employee stock options expired during the period	—	1.47	(687,306)	1.33

Warrants and non-employee stock options outstanding, end of the period	774,000	$.39	774,000	$.39

11.	RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48

clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company’s financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

12.	SIGNIFICANT CUSTOMER

During the nine months ended September 30, 2005, the Company had one customer that comprised approximately 27% of total revenues. The customer’s service contract expired on December 31,

2005 without renewal or extension. Consequently, the Company experienced a loss of this revenue commencing in 2006 without a corresponding reduction in expenses.

13.	RELATED PARTY TRANSACTIONS

The Company is in default on an operating lease for certain equipment which is leased from one of its significant shareholders who also holds a $320,000 interim loan that is also in default (see Note 9. Notes Payable, above). The original lease was dated November 21, 2001 and required 12 monthly rental payments of $6,088 with a fair market purchase option at the end of the 12-month lease. Upon default on the lease, the Company has continued leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments. In January 2006, the Company agreed to extend the expiration date on 425,000 common stock purchase warrants for the lessor in return for a credit of $17,960 on the operating lease. At September 30, 2006 the unpaid lease payments totaled $255,817. The lessor has not made any demands for payment or threatened to terminate the month-to-month lease arrangement.

14.	CONTINGENCIES

During September 2005, the Company received a back billing from AT&T (formerly SBC) of approximately $230,000. Since then, the Company has received a number of additional back billings from AT&T that total in excess of $5,800,000. The Company believes AT&T has no basis for these charges, is currently reviewing these billings with its attorneys and plans to vigorously dispute the charges. Therefore, the Company has not recorded any expense or liability related to these billings.

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
     Our principal executive offices are located at 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102, and our telephone number is (405) 236-8200. We also maintain Internet sites on the World Wide Web (“WWW”) at www.fullnet.net and www.fulltel.com. Information contained on our Web site is not and should not be deemed to be a part of this Report.
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
     In 1997 we continued our focus on serving as a backbone provider by upgrading and acquiring more equipment. We also started offering our own Internet service provider brand access and services to our wholesale customers. As of September 30, 2006, there was one Internet service provider in Oklahoma that used the FullNet brand name for whom we provide the backbone to the Internet. There was one Internet service provider that used a private label brand name, for whom we are its access backbone and provide on an outsource basis technical support, systems management and operations. Additionally, we provide high-speed broadband connectivity, traditional telephone services, website hosting, network management and consulting solutions to over 100 businesses in Oklahoma.
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
     Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for the cities in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At September 30, 2006 FullTel provided us with local telephone access in approximately 232 cities.

Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended				Nine Months Ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$194,865	41.2%	$213,654	37.6%	$578,477	43.8%	$666,301	37.6%
Co-location and other revenues	277,755	58.8	354,063	62.4	743,092	56.2	1,104,072	62.4

Total revenues	472,620	100.0	567,717	100.0	1,321,569	100.0	1,770,373	100.0

Cost of access service revenues	64,301	13.6	72,608	12.8	185,703	14.1	211,020	11.9

Cost of co-location and other revenues	63,677	13.5	45,889	8.1	178,661	13.5	133,247	7.5

Selling, general and administrative expenses	292,135	61.8	333,288	58.7	989,221	74.8	981,313	55.5

Depreciation and amortization	74,884	15.8	106,289	18.7	234,724	17.8	317,173	17.9

Total operating costs and expenses	494,997	104.7	558,074	98.3	1,588,309	120.2	1,642,753	92.8

Income (loss) from operations	(22,377)	(4.7)	9,643	1.7	(266,740)	(20.2)	127,620	7.2
Gain on debt forgiveness	18,470	3.9	1,212	.2	18,470	1.4	1,212	.1
Gain on bad debt recovery, net	—	—	—	—	—	—	17,500	.9
Interest expense	(26,749)	(5.7)	(26,523)	(4.7)	(80,507)	(6.1)	(90,760)	(5.1)

Net income (loss) before income taxes	(30,656)	(6.5)	(15,668)	(2.8)	(328,777)	(24.9)	55,572	3.1

Income tax expense (benefit)	—	—	—	—	—	—	—	—

Net income (loss)	$(30,656)	(6.5)%	$(15,668)	(2.8)%	$(328,777)	(24.9)%	$55,572	3.1%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Revenues
     Access service revenues decreased $18,789 or 8.8% to $194,865 for the 2006 3rd Quarter from $213,654 for the same period in 2005 primarily due to a net decline in the number of customers.
     Co-location and other revenues decreased $76,308 or 21.6% to $277,755 for the 2006 3rd Quarter from $354,063 for the same period in 2005. This decrease was primarily attributable to the loss of one significant customer and reciprocal compensation that was partially offset by the sale of additional services to existing customers and addition of new customers. During the 2005 3rd Quarter, we had one customer that comprised approximately 27%, of total revenues. This customer’s service contract expired on December 31, 2005 without renewal or extension. Consequently, we experienced a loss of this revenue source in 2006. During the 2006 3rd Quarter we did not record reciprocal compensation revenue (fees for terminating AT&T (formerly SBC) customers’ local calls onto our network). During the same period in 2005 we recorded approximately $9,800 of reciprocal compensation revenue. We began billing AT&T during 2004, and have billed for the periods of March 2003 through June 2006. AT&T failed to pay and is disputing approximately $166,700. We are pursuing AT&T for all balances due, however there is significant uncertainty as to whether or not we will be successful. Upon the ultimate resolution of AT&T’s challenge, we will recognize the associated revenue, if any. On a going-forward basis it is uncertain at what rate or if any reciprocal compensation will be allowed in our successor interconnection agreement with AT&T.
Operating Costs and Expenses
     Cost of access service revenues decreased $8,307 or 11.4% to $64,301 for the 2006 3rd Quarter compared to $72,608 for the same period in 2005. This decrease was primarily due to non-recurring expenditures during the 2005 3rd Quarter to expand and support our network. Cost of access service revenues as a percentage of access service revenues decreased to 33.0% during the 2006 3rd Quarter, compared to 34.0% during the same period in 2005.
     Cost of co-location and other revenues increased $17,788 or 38.8% to $63,677 for the 2006 3rd Quarter compared to $45,889 for the same period in 2005. This increase was primarily due to recurring costs associated with increased capabilities related to traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 22.9% during the 2006 3rdQuarter compared to 13.0% during the same period in 2005.
     Selling, general and administrative expenses decreased $41,153 or 12.4% to $292,135 for the 2006 3rd Quarter compared to $333,288 for the same period in 2005 primarily attributable to decreases in advertising expense, legal fees and employee costs. Advertising expenses for the 2006 3rd Quarter were $6,319, compared to $31,155 during the same period in 2005. This decrease was primarily attributable to advertising timing differences combined with a reduction in the negotiated rates for advertising. Legal fees for the 2006 3rd Quarter were $2,311, compared to $13,754 during the same period in 2005. During the 2005 3rd Quarter we recorded non-recurring legal fees related to our interconnection agreement rights in the state of Missouri. Employee costs for the 2006 3rd Quarter were $200,986, compared to $207,163 during the same period in 2005. This decrease was primarily attributable to one less employee during the 2006 3rd Quarter compared to the same period in 2005. Selling, general and administrative expenses as a percentage of total revenues increased to 61.8% during the 2006 3rd Quarter from 58.7% during the same period in 2005 primarily due to the decrease in revenues.
     Depreciation and amortization expense decreased $31,405 or 29.6% to $74,884 for the 2006 3rd Quarter from $106,289 for the same period in 2005 primarily due to several of our intangible assets becoming fully amortized. In January 2002, upon initially applying Statement of Financial Account Standards 142, Goodwill and Intangible Assets (“SFAS 142”), we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the 3rd Quarter 2006 and 2005 relating to intangible assets was $8,699 and $39,518, respectively.
Gain on Debt Forgiveness
     During the 2006 3rd Quarter, we negotiated and settled $18,471 of accounts payable. This settlement generated a total of $18,470 of forgiveness of debt income.
     During the 2005 3rd Quarter, we negotiated and settled $6,212 of accounts payable. This settlement generated a total of $1,212 of forgiveness of debt income.
Interest Expense
     Interest expense for the 2006 3rd Quarter remained relatively stable compared to the same period in 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Revenues
     Access service revenues decreased $87,824 or 13.2% to $578,477 for the 2006 nine-month period from $666,301 for the same period in 2005 primarily due to a net decline in the number of customers.
     Co-location and other revenues decreased $360,980 or 32.7% to $743,092 for the 2006 nine-month period from $1,104,072 for the same period in 2005. This decrease was primarily attributable to the loss of one significant customer and reciprocal compensation that was partially offset by the sale of additional services to existing customers and addition of new customers. During the 2005 nine-month period, we had one customer that comprised approximately 27%, of total revenues. This customer’s service contract expired on December 31, 2005 without renewal or extension. Consequently, we experienced a loss of this revenue source in 2006. During the 2006 nine-month period we recorded approximately $7,800 of reciprocal compensation revenue (fees for terminating AT&T (formerly SBC) customers’ local calls onto our network). During the same period in 2005 we recorded approximately $85,000 of reciprocal compensation revenue that included approximately $51,200 arising from a change in estimate for the period March 2003 through December 2004. We began billing AT&T during 2004, and have billed for the periods of March 2003 through June 2006. AT&T failed to pay and is disputing approximately $166,700. We are pursuing AT&T for all balances due, however there is significant uncertainty as to whether or not we will be successful. Upon the ultimate resolution of AT&T’s challenge, we will recognize the associated revenue, if any. On a going-forward basis it is uncertain at what rate or if any reciprocal compensation will be allowed in our successor interconnection agreement with AT&T.
Operating Costs and Expenses
     Cost of access service revenues decreased $25,317 or 12% to $185,703 for the 2006 nine-month period from $211,020 for the same period in 2005. This decrease was primarily due to non-recurring expenditures during the 2005 nine-month period to expand and support our network. Cost of access service revenues as a percentage of access service revenues increased to 32.1% during the 2006 nine-month period, compared to 31.7% during the same period in 2005 primarily due to the decrease in access service revenues.
     Cost of co-location and other revenues increased $45,414 or 34.1% to $178,661 for the 2006 nine-month period, compared to $133,247 for the same period in 2005. This increase was primarily due to recurring costs associated with increased capabilities related to traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 24.1% during the 2006 nine-month period, compared to 12.1% during the same period in 2005.
     Selling, general and administrative expenses for the 2006 nine-month period remained relatively stable compared to the same period in 2005. Selling, general and administrative expenses as a percentage of total revenues increased to 74.8% during the 2006 nine-month period from 55.5% during the same period in 2005 primarily due to the decrease in revenues. During the year ended December 31, 2005, the Company had one customer that comprised approximately 27% of total revenues. The contract pursuant to which the Company provided services to this customer was not renewed by the customer and expired on December 31, 2005. As a result, the Company has experienced a loss of this revenue without a corresponding reduction in expense.

     Depreciation and amortization expense decreased $82,449 or 26.0% to $234,724 for the 2006 nine- month period from $317,173 for the same period in 2005 primarily due to several of our intangible assets becoming fully amortized. In January 2002, upon initially applying Statement of Financial Account Standards 142, Goodwill and Intangible Assets (“SFAS 142”), we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the 2006 and 2005 nine-month period relating to intangible assets was $35,966 and $116,099, respectively.
Gain on Debt Forgiveness
     During the 2006 nine-month period, we negotiated and settled $18,471 of accounts payable. This settlement generated a total of $18,470 of forgiveness of debt income.
     During the 2005 nine-month period, we negotiated and settled $6,212 of accounts payable. This settlement generated a total of $1,212 of forgiveness of debt income.
Gain on Bad Debt Recovery
     During the 2005 nine-month period, we negotiated and settled a customer’s account receivable that had previously been written off as bad debt expense. This settlement was recorded net of our legal expenses as a $17,500 gain on bad debt recovery.
Interest Expense
     Interest expense decreased $10,253 or 11.3% to $80,507 for the 2006 nine-month period from $90,760 for the same period in 2005. This decrease was primarily attributable to the retirement of several high interest rate notes, leases and credit cards with interest rates ranging from 29.5% to 6.3%.
Liquidity and Capital Resources
     As of September 30, 2006, we had $11,148 in cash and $2,451,969 in current liabilities, including $117,033 of deferred revenues that will not require settlement in cash.
     At September 30, 2006, we had a deficit working capital of $2,226,839 while at December 31, 2005 we had a deficit working capital of $2,031,543. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
     As of September 30, 2006, $164,892 of the $170,686 we owed to our trade creditors and $249,728 of the $255,817 payable to a related party was past due. We have no formal agreements regarding payment of these amounts. At September 30, 2006, we had outstanding principal and interest owed on matured notes totaling $1,196,065. We have neither made payment nor negotiated an extension of the notes and the lenders have not made any payment demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.
     In addition, during the nine months ended September 30, 2005, we had one customer that accounted for approximately 27% of total revenues. The contract pursuant to which we provided services to this customer expired on December 31, 2005. This customer did not renew its contract. Therefore commencing in 2006 we experienced a loss of this revenue without a corresponding reduction in expense.

     During September 2005, we received a back billing from AT&T (formerly SBC) of approximately $230,000. Since then, we have received a number of additional back billings from AT&T that total in excess of $5,800,000. We believe AT&T has no basis for these charges, are currently reviewing these billings with our attorneys and plan to vigorously dispute the charges. Therefore, we have not recorded any expense or liability related to these billings.

	For the Periods Ended September 30,
	2006	2005
Net cash flows provided by operations	$119,020	$351,691

Net cash flows used in investing activities	(54,215)	(153,598)

Net cash flows used in financing activities	(68,631)	(195,534)
     Cash used for the purchases of equipment was $44,338 and $96,750, respectively, for the nine months ended September 30, 2006 and 2005. Cash used for the acquisition of assets was $9,877 and $56,848, respectively, for the nine months ended September 30, 2006 and 2005.
     Cash used for principal payments on notes payable and capital lease obligations was $68,811 and $195,534, respectively, for the nine months ended September 30, 2006 and 2005.
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
Financing Activities
     On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through September 30, 2006 we had made aggregate payments of principal and interest of $35,834 on this loan. Pursuant to the terms of this loan the balance was due on December 31, 2001 and we have not made payment or negotiated an extension of the loan and the lender has not made any demands. At September 30, 2006, the outstanding principal and interest of the loan was $496,132.
     We are in default on an operating lease for certain equipment that is leased from one of our significant shareholders who also holds a $320,000 interim loan that is also in default (see “Note 9. Notes Payable” of the financial statements above). The original lease was dated November 21, 2001 and required 12 monthly rental payments of $6,088 with a fair market purchase option at the end of the 12-month lease term. Upon default on the lease, we have continued to lease the equipment on a month-to-month basis at the same monthly rental rate; however, we have been unable to make these monthly rental payments. In January 2006, we agreed to extend the expiration date on 425,000 common stock purchase warrants for the lessor in return for a credit of $17,960 on this lease obligation. At September 30, 2006 the unpaid lease payments totaled $249,728. The lessor has not made any demands for payment or threatened to terminate the month-to-month lease arrangement. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations.
     Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands. At September 30, 2006, the outstanding principal and interest of the convertible promissory notes was $788,888.
Recently Issued Accounting Standards
     In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to our financial statements. We plan to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on our financial position, results of operations, or cash flows.
     In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to our financial statements. We plan to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on our financial position, results of operations, or cash flows.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are assessing the impact of the adoption of this Statement.
     In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to our financial statements. We plan to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to our financial position, results of operations, or cash flows.
     In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on our financial position, results of operations, or cash flows.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     We are in default on an interim loan that matured December 31, 2001. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Through September 30, 2006, we had made aggregate payments of principal and interest of $35,834 on this loan. At September 30, 2006, the outstanding principal and accrued interest of the loan was $496,132. We have not made payment or negotiated an extension of the loan and the lender has not made any demands.
     We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At September 30, 2006, the aggregate outstanding principal and accrued interest of the notes was $788,888. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands.
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
REGISTRANT:
FULLNET COMMUNICATIONS, INC.

Date: November 14, 2006	By:	/s/ TIMOTHY J. KILKENNY

Timothy J. Kilkenny Chief Executive Officer

Date: November 14, 2006	By:	/s/ ROGER P. BARESEL

Roger P. Baresel President and Chief Financial and Accounting Officer