Form 10KSB
period 2006-12-31
FULLNET COMMUNICATIONS INC
filed 2007-04-02
CIK 1092570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
Title of class
Common Stock, $0.00001 Par Value
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.      ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑       No     ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐      No    ☑
     The Registrant’s revenues for its most recent fiscal year were $1,769,071
     The aggregate market value of the registrant’s common stock, $0.00001 par value, held by non-affiliates of the Registrant as of March 28, 2007 was $332,517 based on the closing price of $.06 per share on that date as reported by the OTC Bulletin Board. As of March 28, 2007, 6,741,135 shares of the registrant’s common stock, $0.00001 par value, were outstanding.
     Transitional Small Business Disclosure Format (check one): Yes    ☐      No    ☑

FULLNET COMMUNICATIONS, INC.
FORM 10-KSB
For the Fiscal Year Ended December 31, 2006

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
—     We may fail to prevail against AT&T on various disputed back billings that total in excess of $7,000,000;
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
     Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for the cities in which we will market, sell and operate our retail FullNet

     Internet service provider brand; wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional phone service. At December 31, 2006 FullTel provided us with local telephone access in approximately 232 cities.
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
     Generate Internal Sales Growth
     We intend to expand our customer base by increasing our marketing efforts. At December 31, 2006, our direct sales force consisted of one individual in our Oklahoma City office coordinating all our business-to-business solutions sales. We currently have independent re-sellers responsible for their individual markets. Our sales force is supported in its efforts by technical engineers and our senior management. We intend to increase our phone directory advertising to include all cities in which we provide local telephone access. In addition, we are exploring other strategies to increase our sales, including other marketing partners such as electric cooperatives. We currently have one of the 20 local Oklahoma electric cooperatives as a marketing partner.
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
Internet Access Services
     Our core business is the sale of Internet access services to individual and small business subscribers located in Oklahoma on both a retail and wholesale basis. Through FullNet, we provide our customers with a variety of dial-up and dedicated connectivity, as well as direct access to a wide range of Internet applications and resources, including electronic mail. FullNet’s full range of services includes:
     o Private label retail and business direct dial-up connectivity to the Internet and
     o Secure private networks through our backbone network
     Our branded and private label Internet access services are provided through a statewide network with points-of -presence in 232 communities throughout Oklahoma. Points-of-presence are local telephone numbers through which subscribers can access the Internet. Our business services consist of high-speed Internet access services and other services that enable wholesale customers to outsource their Internet and electronic commerce activities. We had approximately 2,700 subscribers at December 31, 2006. Additionally, FullNet sells Internet access to other Internet service providers, who then resell Internet access to their own customers under their private label or under the “FullNet” brand name.
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
     The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in which we will market, sell and operate our retail FullNet Internet service provider brand; wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone service. At December 31, 2006, FullTel provided us with local telephone access in approximately 232 cities. However, our ability to fully take advantage of these opportunities will be dependent upon the availability of additional capital.
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
Telecommunications Carriers
     The major long distance companies, also known as inter-exchange carriers, including AT&T, Verizon, and Sprint, offer Internet access services and compete with us. Reforms in the federal regulation of the telecommunications industry have created greater opportunities for ILECs, including the Regional Bell Operating Companies or RBOCs, and other competitive local exchange carriers, to enter the Internet connectivity market. In order to address the Internet connectivity requirements of the business customers of long distance and local carriers, we believe that there is a move toward horizontal integration by ILECs and CLECs through acquisitions or joint ventures with, and the wholesale purchase of, connectivity from Internet service providers. The MCI/WorldCom merger (and the prior WorldCom/MFS/UUNet consolidation), GTE’s acquisition of BBN, the acquisition by ICG Communications, Inc. of Netcom, Global Crossing’s acquisition of Frontier Corp. (and Frontier’s prior acquisition of Global Center) and AT&T’s purchase of IBM’s global communications network are indicative of this trend. Accordingly, we expect that we will experience increased competition from the traditional telecommunications carriers. These telecommunication carriers, in addition to their greater network coverage, market presence, financial, technical and personnel resources also have large existing commercial customer bases.
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
Online Service Providers
     The dominant online service providers, including America Online, Incorporated, Comcast, AT&T, Road Runner, Verizon and Earthlink, have all entered the Internet access business by engineering their current proprietary networks to include Internet access capabilities. We compete to a lesser extent with these service providers, which currently are primarily focused on the consumer marketplace and offer their own content, including chat rooms, news updates, searchable reference databases, special interest groups and shopping.
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
     Necessity of Prevailing Against AT&T on Disputed Back Billings. AT&T (formerly SBC) has recently back billed us for various amounts that total in excess of $7,000,000. We believe that AT&T has no basis for these charges, are currently reviewing them with our attorneys and plan to vigorously dispute them. However, failure to prevail in the dispute of these back billings would have a material adverse effect on our business prospects, financial condition and results of operation.
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
Customers
     In 2005, we had one customer that represented 27% of our gross revenues. The contract pursuant to which we provided services to this customer expired on December 31, 2005. The customer did not renew its contract. Therefore, during 2006 we experienced a loss of this revenue without a corresponding reduction in expense.
Employees
     As of December 31, 2006, we had 13 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.
Item 2. Description of Property
     We maintain our executive office in approximately 13,000 square feet at 201 Robert S. Kerr Avenue, suite 210 in Oklahoma City, at an effective annual rental rate of $10.20 per square foot. These premises are occupied pursuant to a ten-year lease that expires December 31, 2009.
Item 3. Legal Proceedings
     As a telecommunications company, we are affected by regulatory proceedings in the ordinary course of our business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). In addition, in our operations we rely on obtaining many of our underlying telecommunications services and/or facilities from incumbent local exchange carriers or other carriers pursuant to interconnection or other agreements or arrangements. In

January, 2007, we concluded a regulatory proceeding pursuant to the Federal Telecommunications Act of 1996 before the OCC relating to the terms of our interconnection agreement with Southwestern Bell Telephone, L.P. d/b/a AT&T, which succeeds a prior interconnection agreement. Approval of the agreement by the OCC is expected by the end of April, 2007. The agreement may be affected by regulatory proceedings at the federal and state levels, with possible adverse impacts on us. We are unable to accurately predict the outcomes of such regulatory proceedings at this time, but an unfavorable outcome could have a material adverse effect on our business, financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2006.

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

	Common Stock
	Closing Sale Prices
	High	Low
2006 –Calendar Quarter Ended:
March 31	$.08	$.08
June 30.06		.06
September 30.04		.04
December 31.03		.03
2005 –Calendar Quarter Ended:
March 31	$.07	$.07
June 30.07		.07
September 30.05		.05
December 31.09		.09
Number of stockholders
     The number of beneficial holders of record of our common stock as of the close of business on March 30, 2007 was approximately 112.
Dividend Policy
     To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.
Securities Authorized for Issuance under Equity Compensation Plans
     The following table sets forth as of December 31, 2006, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans that have been approved by our shareholders. All of our outstanding stock option grants and warrants were pursuant to individual compensation arrangements and exercisable for the purchase of our common stock shares.

Number of
Securities
		Weighted-	Remaining
	Number of	Average	Available for
	Shares	Exercise Price	Future
	Underlying	of	Issuance under
	Unexercised	Outstanding	Equity
	Options	Options and	Compensation
Plan Category	and Warrants	Warrants	Plans(1)
Equity compensation plans approved by our shareholders:
None	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors	—	$—	—
Stock options granted to employees	3,122,034	$.42	—
Warrants and certain stock options issued to non-employees	402,000	$.39	—

Total	3,524,034	$.42	—

Recent Sales of Unregistered Securities
     Warrants exercisable for the purchase of 18,000 shares of our common stock were exercised in January 2006 for $180. These common stock shares were offered and sold pursuant to Rule 506 of Regulation D of the Securities Act, and no commissions and fees were paid. With respect to the foregoing common stock transaction, we relied on Sections 4(2) and 3(b) of the Securities Act of 1933 and applicable registration exemptions of Rules 504 and 506 of Regulation D and applicable state securities laws.
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
     As a telecommunications company, we are affected by regulatory proceedings in the ordinary course of our business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). In addition, in our operations we rely on obtaining many of our underlying telecommunications services and/or facilities from incumbent local exchange carriers or other carriers pursuant to interconnection or other agreements or arrangements. In January, 2007, we concluded a regulatory proceeding pursuant to the Federal Telecommunications Act of 1996 before the OCC relating to the terms of our interconnection agreement with Southwestern Bell Telephone, L.P. d/b/a AT&T, which succeeds a prior interconnection agreement. Approval of the agreement by the OCC is expected by the end of April, 2007. The agreement may be affected by regulatory proceedings at the federal and state levels, with possible adverse impacts on us. We are unable to accurately predict the outcomes of such regulatory proceedings at this time, but an unfavorable outcome could have a material adverse effect on our business, financial condition or results of operations.
     AT&T has recently back billed us for various amounts that total in excess of $7,000,000. We believe that AT&T has no basis for these charges, are currently reviewing them with our attorneys and plan to vigorously dispute them. However, failure to prevail in the dispute of these back billings would have a material adverse effect on our business prospects, financial condition and results of operation.

Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the years ended December 31, 2006 and 2005:

	For the Years Ended December 31,
	2006		2005
		Percentage		Percentage
	Amount	of revenues	Amount	of revenues
Revenues:
Access service revenues	$741,017	41.9%	$874,560	36.8%
Co-location and other revenues	1,028,054	58.1	1,504,245	63.2

Total revenues	1,769,071	100.0	2,378,805	100.0

Cost of access service revenues	244,093	13.8	276,427	11.6
Cost of co-location and other revenues	238,776	13.5	192,253	8.1
Selling, general and administrative expenses	1,369,228	77.4	1,320,215	55.5
Depreciation and amortization	309,893	17.5	431,315	18.1
Total operating costs and expenses	2,161,990	122.2	2,220,210	93.3

Income (loss) from operations	(392,919)	(22.2)	158,595	6.7

Gain on debt forgiveness	19,925	1.1	16,634	0.7
Gain on bad debt recovery, net	—	—	17,500	0.7
Interest expense	(106,309)	(6.0)	(118,401)	(5.0)

Income (loss) before income taxes	(479,303)	(27.1)	74,328	3.1
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(479,303)	(27.1)%	$74,328	3.1%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Revenues
     Access service revenues decreased $133,543 or 15.3% to $741,017 for the year 2006 from $874,560 for the year 2005 primarily due to a decline in the number of customers.
     Co-location and other revenues decreased $476,191 or 15.3% to $1,028,054 for the year 2006 from $1,504,245 for the year 2005. This decrease was primarily attributable to the loss of one significant customer and reciprocal compensation that was partially offset by the sale of additional services to existing customers and addition of new customers. During 2005, we had one customer that comprised approximately 27%, of total revenues. This customer’s service contract expired on December 31, 2005 without renewal or extension. Consequently, we experienced a loss of this revenue source in 2006. During 2006 we recorded approximately $7,800 in reciprocal compensation revenue (fees for terminating AT&T (formerly SBC) customers’ local calls onto our network). During the same period in 2005 we recorded approximately $93,000 of reciprocal compensation revenue. We began billing AT&T during 2004, and have billed for the periods of March 2003 through June 2006. AT&T failed to pay and is disputing approximately $166,700. We are pursuing AT&T for all balances due, however there is significant uncertainty as to whether or not we will be successful. Upon the ultimate resolution of AT&T’s challenge, we will recognize the associated revenue, if any. On a going-forward basis it is uncertain at what rate or if any reciprocal compensation will be allowed in our successor interconnection agreement with AT&T.
Operating Costs and Expenses
     Cost of access service revenues decreased $32,334 or 11.7% to $244,093 for the year 2006 from $276,427 for the year 2005. This decrease was primarily due to non-recurring expenditures during 2005 to expand and support our network. Cost of access service revenues as a percentage of access service revenues increased to 32.9% for the year 2006 from 31.6% for 2005 primarily due to the decrease in revenues.
     Cost of co-location and other revenues increased $46,523 or 24.2% to $238,776 for the year 2006 from $192,253 for the year 2005. This increase was primarily due to recurring costs associated with increased capabilities related to traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 23.2% for the year 2006 from 12.8% for 2005.

     Selling, general and administrative expenses increased $49,013 or 3.7% to $1,369,228 for the year 2006 from $1,320,215 for the year 2005 primarily due to a provision for bad debts of approximately $58,000 associated with the reciprocal compensation estimate. During the year 2006 we recorded approximately $7,800 in reciprocal compensation revenue (fees for terminating AT&T (formerly SBC) customers’ local calls onto our network). During the year 2005 we recorded approximately $93,000 of reciprocal compensation revenue. We began billing AT&T during 2004, and have billed for the periods of March 2003 through June 2006. AT&T failed to pay and is disputing approximately $166,700. During the fourth quarter of 2006, based upon a review of recent reciprocal compensation correspondence management concluded a change in estimate was appropriate and increased the provision for bad debts approximately $58,000. We are pursuing AT&T for all balances due, however there is significant uncertainty as to whether or not we will be successful. Upon the ultimate resolution of AT&T’s challenge, we will recognize the associated revenue, if any. On a going-forward basis it is uncertain at what rate or if any reciprocal compensation will be allowed in our successor interconnection agreement with AT&T. Selling, general and administrative expenses as a percentage of total revenues increased to 77.4% during 2006 from 55.5% during 2005. During 2005, we had one customer that comprised approximately 27%, of total revenues. This customer’s service contract expired on December 31, 2005 without renewal or extension. Consequently, we experienced a loss of this revenue source in 2006.
     Depreciation and amortization expense decreased $121,422 or 28.2% to $309,893 for the year 2006 from $431,315 for the year 2005 primarily due to several of our intangible assets reaching full amortization. In January 2002, upon initially applying Statement of Financial Account Standards 142, Goodwill and Intangible Assets (“SFAS 142”), we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the years ended 2006 and 2005 relating to intangible assets was $43,652 and $157,054, respectively.
Gain on Debt Forgiveness
     During the year 2006, we negotiated and settled the following liabilities for less than their carrying values.

	Carrying	Settlement
	Value	Amount	Gain
Accounts payable	$21,380	$1,455	$19,925

     During the year 2005, we negotiated and settled the following liabilities for less than their carrying values.

	Carrying	Settlement
	Value	Amount	Gain
Accounts payable	$27,634	$11,000	$16,634

Gain on Debt Recovery
     During 2005, we negotiated and settled a customers’ account receivable that had previously been written off to bad debt expense. This settlement was recorded net of our legal expenses as a $17,500 gain on debt recovery.
Interest Expense
     Interest expense decreased $12,092 or 10.2% to $106,309 for the year 2006 from $118,401 for the year 2005. This decrease was primarily attributable to the lower note balances from the payment of principal on the notes.
Liquidity and Capital Resources
     As of December 31, 2006, we had $16,007 in cash and $2,510,441 in current liabilities, including $108,437 of deferred revenues that will not require settlement in cash.
     At December 31, 2006, we had a working capital deficit of $2,374,575, while at December 31, 2005 we had a deficit working capital of $2,031,543. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
     As of December 31, 2006, $165,995 of the $185,949 we owed to our trade creditors and $264,054 of the $270,142 payable to a related party were past due. We have no formal agreements regarding payment of these amounts. At December 31, 2006, we had outstanding principal and interest owed on matured notes totaling $1,307,439. We have not made payment or negotiated an extension of the notes and the lenders have not made any payment demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.

     In addition, during 2005, we had one customer that comprised approximately 27%, of total revenues. This customer’s service contract expired on December 31, 2005 without renewal or extension. Consequently, we experienced a loss of this revenue source in 2006 without a corresponding reduction in expense.
     During September 2005, we received a back billing from AT&T (formerly SBC) of approximately $230,000. Since then, we have received a number of additional back billings from AT&T that total in excess of $7,000,000. We believe AT&T has no basis for these charges, are currently reviewing these billings with our attorneys and plan to vigorously dispute the charges. Therefore, we have not recorded any expense or liability related to these billings.

	For the Years Ended December 31,
	2006	2005
Net cash flows provided by operations	$185,551	$460,818
Net cash flows used in investing activities	(91,915)	(258,305)
Net cash flows used in financing activities	(92,603)	(199,765)
     Cash used for the purchases of equipment was $76,412 and $185,387, respectively, for the years ended December 31, 2006 and 2005. Cash used for the acquisition of assets was $15,503 and $72,918, respectively, for 2006 and 2005.
     Cash used for principal payments on notes payable and capital lease obligations was $92,783 and $199,765, respectively, for the years ended December 31, 2006 and 2005.
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
Certain Accounting Matters
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. We adopted SFAS 123(R) on January 1, 2006 using the modified prospective method as described in the standard. Under the modified prospective method, we are required to record compensation cost for new and modified awards over the related vesting period of the awards prospectively and record compensation cost prospectively for the unvested portion at time of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. As of January 1, 2006, we had no unvested outstanding stock option awards and as a result, the adoption of SFAS No. 123(R) had no impact on our consolidated financial statements or consolidated results of operations.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” that amended FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to our financial statements. We plan to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on our financial position, results of operations, or cash flows.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are assessing the impact of the adoption of this Statement.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to our financial statements. We adopted this Statement on December 31, 2006 and the adoption of SFAS No. 158 did not have a material impact to our financial position, results of operations, or cash flows.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” that permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.
Item 7. Financial Statements
     Our financial statements, prepared in accordance with Regulation S-B, are set forth in this Report beginning on page F-1.
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
     On September 16, 2005, we engaged Murrell, Hall, McIntosh & Co., PLLP as our new independent accountants, commencing with the audit for the fiscal year ended December 31, 2005 following our dismissal of Evans, Gaither & Associates, PLLC. The decision to change independent accountants was approved by our Board of Directors.
     During 2006 and 2005, we did not have disagreements with our principal independent accountants.

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
Item 8B. Other Information
     During the three months ended December 31, 2006 we did not have any events reportable on Form 8-K that were not reported.

PART III.
Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act
     The following information is furnished as of March 30, 2007 for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of two members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Position
Timothy J.Kilkenny	48	Chairman of the Board of Directors and CEO
Roger P. Baresel	51	Director, President, Chief Financial Officer and Secretary
Jason C. Ayers	32	Vice President of Operations
Patricia R. Shurley	50	Vice President of Finance
Michael D. Tomas	34	Vice President of Technology
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
Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Requirements
     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission (“SEC”) and each exchange on which our securities are listed, reports of ownership and subsequent changes in ownership of our common stock and our other securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during 2006 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met.
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
Item 10. Executive Compensation
     The following table sets forth, for the last three fiscal years, the cash compensation paid by us to our Chairman and Chief Executive Officer (the “Named Executive Officer”). None of our executive officers earned annual compensation in excess of $100,000 during 2006.

						Long-Term
	Annual Compensation					Compensation
						Securities
						Underlying
						Options and
	Fiscal			Other		Warrants
Name and Principal Position	Year	Salary		Compensation		(#) (1)
Timothy J. Kilkenny	2006	$103,516	(2)	$21,954	(5)	—
Chairman and CEO	2005	$117,125	(3)	$21,954	(6)	—
	2004	$81,413	(4)	$17,130	(7)	—

(1)	Options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant.

(2)	Includes $32,948 of deferred compensation.

(3)	Includes $40,075 of deferred compensation.

(4)	Includes $20,833 of deferred compensation.

(5)	Represents $7,700 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,649 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, and $9,781 of insurance premiums paid by us for the benefit of Mr. Kilkenny.

(6)	Represents $8,400 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,909 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, and $11,645 of insurance premiums paid by us for the benefit of Mr. Kilkenny.

(7)	Represents $8,400 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,995 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, and $6,735 of insurance premiums paid by us for the benefit of Mr. Kilkenny.
Stock Options Granted
     We do not have a written stock option plan. However, the Board of Directors granted to our employees stock options exercisable for the purchase of 39,000 shares of our common stock during 2006. No stock options were granted to Mr. Kilkenny during 2006.
     All options granted during 2006 are nonqualified stock options. During 2006, an aggregate of 39,000 options were granted outside of a formal plan to employees. Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.
2006 Year End Option Values
     The following table sets forth information related to the exercise of stock options during 2006 and the number and value of options held by the following Named Executive Officer at December 31, 2006. During 2006, the Named Executive Officer did not exercise any options, nor did we reprice any outstanding options. For the purposes of this table, the “value” of an option is the difference between the estimated fair market value at December 31, 2006 of the shares of common stock subject to the option and the aggregate exercise price of such option.

	Number of Unexercised		Value of Unexercised In-the-
	Options at		Money Options at
	December 31, 2006		December 31, 2006 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Timothy J. Kilkenny	714,000	—	$—	$—
Chairman and CEO

(1)	Based on the December 31, 2006 estimated fair value of our common stock of $.03 per share.
Aggregate Stock Option Exercise
     The following table sets forth information related to the number of stock options held by the named executive officer at December 31, 2006. During 2006, no options to purchase our common stock were exercised by the named executive officers.

	Outstanding Equity Awards at December 31, 2006 Stock Option Awards
	Number of Common Stock		Option	Option
	Underlying Options		Exercise	Expiration
Name	Exercisable	Unexercisable	Price(1)	Date
Timothy J. Kilkenny	120,000	—	$.04	10/09/13
Chairman and CEO	150,000	—	$.04	10/09/13
	182,000	—	$.04	10/09/13
	80,000	—	$.05	03/18/12
	32,000	—	$.11	11/16/11
	50,000	—	$.70	07/18/11
	100,000	—	$1.00	12/08/10

(1)	The closing sale price of our common stock as reported on the OTC Bulletin Board on December 31, 2006 was $0.03.
Director Compensation
     During the fiscal year ended December 31, 2006, our directors did not receive any compensation for serving in such capacities.

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
     We do not maintain any keyman insurance covering the death or disability of our executive officers. However, Mr. Kilkenny’s life insurance carries a death benefit that would pay the bank note totaling $77,297 at December 31, 2006, which he personally guaranteed.
Item 11. Security Ownership of Certain Beneficial Owners and Management
Security Ownership
     The following table sets forth information as of March 30, 2007, concerning the beneficial ownership of our Common Stock by each person (other than our directors and executive officers) who is known by us to own more than 5% of the outstanding shares of our Common Stock. The information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the Securities and Exchange Commission or other information provided to us by the beneficial owner or our stock transfer agent.

	Common Stock
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Generation Capital Associates (2)	707,608	9.9%
Rupinder Sidu (3)	344,018	5.2%
Karen Gustafson & Greg Kusnick(4)	410,231	5.9%
Greg Lowney & Maryanne Snyder (5)	410,231	5.9%
Laura L. Kilkenny (6)	465,000	6.9%

(1)	Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 6,741,135 outstanding shares of common stock as of March 30, 2007.

(2)	Generation Capital Associates’ address is 1085 Riverside Trace, Atlanta, GA 30328. Generation Capital Associates holds 267,608 shares of our common stock. The number of shares includes 440,000 shares of our common stock that are subject to currently exercisable common stock purchase warrants. Amounts shown do not include 125,000 shares of our common stock that are subject to common stock purchase warrants that are not currently exercisable because they contain a provision prohibiting their exercise to the extent that they would increase Generation Capital Associates’ percentage ownership beyond 9.9% of our outstanding shares of common stock. We are in default on an operating lease and an interim loan with Generation Capital (see Item. 12 Certain Relationships and Related Party Transactions).

(3)	Rupinder Sidu’s address is 10229 Tavistock Road, Orlando, FL 32827. Mr. Sidu holds 344,018 shares of our common stock.

(4)	Karen Gustafson & Greg Kusnick’s address is P.O. Box 22443, Seattle, WA 98112. Ms. Gustafson & Mr. Kusnick hold 155,129 shares of our common stock. The number of shares includes 255,102 shares of our common stock that are subject to a currently convertible promissory note.

(5)	Greg Lowney & Maryanne Snyder’s address is 15207 N.E. 68th Street, Redmond, WA 98052. Mr. Lowney & Ms. Snyder hold 155,129 shares of our common stock. The number of shares includes 255,102 shares of our common stock that are subject to a currently convertible promissory note.

(6)	Laura L. Kilkenny’s address is 3160 Long Dr., Newcastle, OK 73065. Ms. Kilkenny is the ex-wife of Timothy J. Kilkenny, our Chairman of the Board and Chief Executive Officer. Ms. Kilkenny holds 415,000 shares of our common stock. The number of shares includes 50,000 shares of our common stock that are subject to currently exercisable common stock purchase options.

     The following table sets forth information as of March 30, 2007, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 9. Directors and Executive Officers, Promoters and Control Persons” and all of our directors and executive officers as a group. There are no family relationships amongst our executive officers and directors. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock
	Beneficially Owned
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Timothy J. Kilkenny* (2)(3)	1,729,000	23.2%
Roger P. Baresel* (2)(4)	587,862	8.1%
Jason C. Ayers (2)(5)	405,795	5.7%
Patricia R. Shurley (2)(6)	292,000	4.2%
Michael D. Tomas (2)(7)	260,000	3.8%
All executive officers and directors as a group (5 persons)	3,274,657	45.1%

*	Director

(1)	Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 6,741,135 shares being outstanding at March 30, 2007.

(2)	Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.

(3)	Timothy J. Kilkenny and Barbara J. Kilkenny, husband and wife, hold 915,000 and 100,000 shares of our common stock, respectively. The number of shares includes 714,000 shares of our common stock that are subject to currently exercisable stock options held by Mr. Kilkenny.

(4)	Roger P. Baresel and Judith A. Baresel, husband and wife, hold 34,408 and 92,659 shares of our common stock, respectively. They hold 31,250 shares of our common stock as joint tenants. The number of shares includes 198,745 shares of our common stock subject to currently exercisable stock options held by Mr. Baresel, and 218,300 shares of our common stock subject to currently exercisable stock options held by Mrs. Baresel.

(5)	Jason C. Ayers holds 25,865 shares of our common stock. The number of shares includes 379,930 shares of our common stock that are subject to currently exercisable common stock options held by Mr. Ayers.

(6)	The number of shares includes 292,000 shares of our common stock that are subject to currently exercisable common stock purchase options held by Ms. Shurley.

(7)	The number of shares includes 260,000 shares of our common stock that are subject to currently exercisable common stock purchase options held by Mr. Tomas.
Item 12. Certain Relationships and Related Transactions
     We are in default on an operating lease for certain equipment which is leased from one of our significant shareholders who also holds a $320,000 interim loan which is also in default (see Note E — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments. In January and November 2006, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. At December 31, 2006 we had recorded $270,142 in unpaid lease payments. The lessor has not made any demands for payment or threatened to terminate the month-to-month lease arrangement.
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
     The following table sets forth the aggregate fees, including expenses, billed to us for the years ended December 31, 2006 and 2005 by our principal accountant.

	2006	2005
Audit Fees — Murrell, Hall, McIntosh & Co., PLLP	$34,000	$28,000
Audit Fees — Evans, Gaither & Associates, PLLC	—	$5,565
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
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
REGISTRANT:
FULLNET COMMUNICATIONS, INC.

Date: April 2, 2007	By:	/s/ TIMOTHY J. KILKENNY Timothy J. Kilkenny
Chief Executive Officer

Date: April 2, 2007	By:	/s/ ROGER P. BARESEL Roger P. Baresel
President and Chief Financial and Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 2, 2007	By:	/s/ TIMOTHY J. KILKENNY Timothy J. Kilkenny,
Chairman of the Board and Director

Date: April 2, 2007	By:	/s/ ROGER P. BARESEL Roger P. Baresel, Director

Report of Independent Registered Public Accounting Firm
We have audited the accompanying consolidated balance sheets of FullNet Communications, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FullNet Communications, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company’s current liabilities exceed its current assets by $2,374,575 as of December 31, 2006. The Company also had disputed back billings from one of its access providers. The Company disputes this claim and has not recorded any liability related to this claim as of December 31, 2006. An adverse outcome regarding this claim could have a materially adverse effect on the Company’s ability to continue as a going concern. These matters, among others as discussed in Note A to the financial statements, raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Murrell, Hall, McIntosh & Co., PLLP
March 27, 2007 Oklahoma City, Oklahoma

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
CURRENT ASSETS
Cash	$16,007	$14,974
Accounts receivable, net	24,407	122,616
Prepaid expenses and other current assets	95,452	108,631

Total current assets	135,866	246,221

PROPERTY AND EQUIPMENT, net	699,128	888,957

INTANGIBLE ASSETS, net	47,725	75,874

OTHER ASSETS	18,282	18,282

TOTAL	$901,001	$1,229,334

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable — trade	$185,949	$160,998
Accounts payable — related party	270,142	218,982
Accrued and other current liabilities	848,783	709,999
Accrued interest — related party	184,197	152,197
Notes payable, current portion	592,933	594,804
Notes payable — related party	320,000	320,000
Deferred revenue	108,437	120,784

Total current liabilities	2,510,441	2,277,764

NOTES PAYABLE, less current portion	—	90,912

OTHER LIABILITIES	67,927	80,827

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 6,670,878 and 6,652,878 shares in 2006 and 2005, respectively	68	66
Common stock issuable, 70,257 shares in 2006 and 2005	57,596	57,596
Additional paid-in capital	8,350,107	8,328,004
Accumulated deficit	(10,085,138)	(9,605,835)

Total stockholders’ deficit	(1,677,367)	(1,220,169)

TOTAL	$901,001	$1,229,334

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2006	2005
REVENUES
Access service revenues	$741,017	$874,560
Co-location and other revenues	1,028,054	1,504,245

Total revenues	1,769,071	2,378,805

OPERATING COSTS AND EXPENSES
Cost of access service revenues	244,093	276,427
Cost of co-location and other revenues	238,776	192,253
Selling, general and administrative expenses	1,369,228	1,320,215
Depreciation and amortization	309,893	431,315

Total operating costs and expenses	2,161,990	2,220,210

INCOME (LOSS) FROM OPERATIONS	(392,919)	158,595

GAIN ON DEBT FORGIVENESS	19,925	16,634
GAIN ON BAD DEBT RECOVERY, net	—	17,500
INTEREST EXPENSE	(106,309)	(118,401)

INCOME (LOSS) before income taxes	(479,303)	74,328

Income tax expense (benefit)	—	—

NET INCOME (LOSS)	$(479,303)	$74,328

Net income (loss) per common share
Basic	$(.07)	$.01

Assuming dilution	$(.07)	$.01

Weighted average number of common shares outstanding
Basic	6,740,985	6,723,135

Assuming dilution	6,740,985	8,284,956

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years ended December 31, 2006 and 2005

			Common
	Common stock		stock	Additional	Accumulated
	Shares	Amount	issuable	paid-in capital	deficit	Total

Balance at January 1, 2005	6,652,878	$66	$57,596	$8,328,004	$(9,680,163)	$(1,294,497)

Net income	—	—	—	—	74,328	74,328

Balance at December 31, 2005	6,652,878	$66	$57,596	$8,328,004	$(9,605,835)	$(1,220,169)

Warrant exercise	18,000	2	—	178	—	180

Warrant extension granted in settlement of liabilities	—	—	—	21,900	—	21,900

Stock compensation expense	—	—	—	25	—	25

Net loss	—	—	—	—	(479,303)	(479,303)

Balance at December 31, 2006	6,670,878	$68	$57,596	$8,350,107	$(10,085,138)	$(1,677,367)

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(479,303)	$74,328
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	309,893	431,315
Gain on bad debt recovery	—	(17,500)
Gain on debt forgiveness	(19,925)	(16,634)
Stock compensation	25	—
Provision for uncollectible accounts receivable	19,628	23,695
Net (increase) decrease in
Accounts receivable	78,581	(69,599)
Prepaid expenses and other current assets	13,179	(26,822)
Net increase (decrease) in
Accounts payable – trade	44,876	6,175
Accounts payable – related party	73,060	73,061
Accrued and other liabilities	125,884	17,209
Accrued interest – related party	32,000	32,000
Deferred revenue	(12,347)	(66,410)

Net cash provided by operating activities	185,551	460,818

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(76,412)	(185,387)
Acquisition of assets	(15,503)	(72,918)

Net cash used in investing activities	(91,915)	(258,305)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(92,783)	(151,890)
Principal payments on note payable to related party	—	(16,289)
Principal payments on capital lease obligations	—	(31,586)
Proceeds from exercise of warrants	180	—

Net cash used in financing activities	(92,603)	(199,765)

NET INCREASE IN CASH	1,033	2,748

Cash at beginning of year	14,974	12,226

Cash at end of year	$16,007	$14,974

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$19,375	$36,267
Warrant extension granted in settlement of liabilities	21,900	—
See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE A — ORGANIZATION AND NATURE OF OPERATIONS
FullNet Communications, Inc. and Subsidiaries (the Company) is an integrated communications provider (ICP) offering integrated communications, Internet connectivity and data storage to individuals, businesses, organizations, educational institutions and governmental agencies. Through its subsidiaries, FullNet, Inc., FullTel, Inc. and FullWeb, Inc., the Company provides high quality, reliable and scalable Internet solutions designed to meet customer needs. Services offered include:
•	Dial-up and direct high-speed connectivity to the Internet through the FullNet brand name;

•	Backbone services to private label Internet services providers (ISPs) and businesses;

•	Carrier-neutral telecommunications premise co-location;

•	Web page hosting;

•	Equipment co-location; and

•	Traditional telephone services.
The Company operates and grants credit, on an uncollateralized basis. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different industries.
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial net losses. At December 31, 2006 current liabilities exceeded current assets by $2,374,575 and total liabilities exceeded total assets by $1,677,367. In addition, during September 2005, the Company received a back billing from AT&T (formerly SBC) of approximately $230,000. Since then, the Company has received a number of additional back billings from AT&T that total in excess of $7,000,000. The Company believes AT&T has no basis for these charges, is currently reviewing these billings with its attorneys and plans to vigorously dispute the charges. Therefore, the Company has not recorded any expense or liability related to these billings. An adverse outcome regarding this claim could have a materially adverse effect on the Company’s ability to continue as a going concern.
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
The Company’s business plan includes, among other things, expansion of its Internet access services through mergers and acquisitions and the development of its web hosting, co-location and traditional telephone services. Execution of the Company’s business plan will require significant capital to fund capital expenditures, working capital needs and debt service. Current cash balances will not be sufficient to fund the Company’s current business plan beyond the next few months. As a consequence, the Company is currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. The Company continues to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund the Company’s liquidity. There can be no assurance that the Company will be able to obtain additional capital on satisfactory terms, or at all, or on terms that will not dilute the shareholders’ interests.
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
     2. Revenue Recognition
The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. Access service revenues are recognized on a monthly basis over the life of each contract as services are provided. Contract periods range from monthly to yearly. Carrier-neutral telecommunications co-location revenues and traditional telephone services are recognized on a monthly basis over the life of the contract as services are provided. Revenue that is billed in advance of the services provided is deferred until the services are provided by the Company. Revenue related to set up charges is also deferred and amortized over the life of the contract.
During 2006 the Company recorded approximately $7,800 in reciprocal compensation revenue (fees for terminating AT&T (formerly SBC) customers’ local calls onto our network). During the same period in 2005 the Company recorded approximately $93,000 of reciprocal compensation revenue. The Company began billing AT&T during 2004, and has billed for the periods of March 2003 through June 2006. AT&T failed to pay and is disputing approximately $166,700. The Company is pursuing AT&T for all balances due, however there is significant uncertainty as to whether or not we will be successful. Upon the ultimate resolution of AT&T’s challenge, we will recognize the associated revenue, if any. On a going-forward basis it is uncertain at what rate or if any reciprocal compensation will be allowed in our successor interconnection agreement with AT&T

     3. Accounts Receivable
Accounts receivable consist of the following as of December 31:

	2006	2005
Accounts receivable	$212,061	$231,785
Less allowance for doubtful accounts	(187,654)	(109,169)

	$24,407	$122,616

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

7. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following as of December 31:

	2006	2005
Accrued interest	$294,995	$237,165
Accrued deferred compensation	435,669	353,917
Accrued other liabilities	118,119	118,917

	$848,783	$709,999

Accrued net deferred compensation consists of the following as of December 31, 2006:

Accrued in:
2006	$81,752
2005	48,831
2004	43,571
2000-2003	261,515

$435,669

All of the Company’s executive officers have voluntarily agreed to defer a portion of their compensation. This compensation is vested.
Accrued other liabilities includes $51,363 and $40,995 for unused vacation and sick leave at December 31, 2006 and 2005, respectively.
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
9. Income (loss) per share
Income (loss) per share – basic is calculated by dividing net income (loss) by the weighted average number of shares of stock outstanding during the year, including shares issuable without additional consideration. Income (loss) per share – assuming dilution is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the year adjusted for the effect of dilutive potential shares calculated using the treasury stock method.

	2006	2005
Numerator:
Net income (loss)	$(479,303)	$74,328
Denominator:
Weighted average shares outstanding – basic	6,740,985	6,723,135
Effect of dilutive stock options	—	733,579
Effect of dilutive warrants	—	828,242

Weighted average shares outstanding – assuming dilution	6,740,985	8,284,956

Net income (loss) per share — basic	$(.07)	$.01

Net income (loss) per share — assuming dilution	$(.07)	$.01

Basic and diluted loss per share were the same for the year ended December 31, 2006 because there was a net loss for the year.
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
Convertible promissory notes convertible into 1,036,992 common stock shares at conversion prices ranging from $.15 to $.51 per share were outstanding for the year ended December 31, 2005 but were not included in the calculation of income per share – assuming dilution because the convertible notes were not dilutive.
10. Stock Options and Warrants
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method as described in the standard. Under the modified prospective method, the Company is required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion at time of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. As of January 1, 2006, the Company had no unvested outstanding awards and as a result, the adoption of SFAS No. 123(R) had no impact on the Company’s consolidated financial statements or consolidated results of operations.
The Company used the modified prospective method at the date of adoption and therefore results for the year ended December 31, 2005 have not been restated. Had compensation expense for employee stock options granted under our stock option plans been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for the year ended December 31, 2005 would have been the pro forma amounts indicated below:

2005
Net income
As reported	$74,328
Pro forma	$53,281

Basic income per share
As reported	$.01
Pro forma	$.01

Diluted income per share
As reported	$.01
Pro forma	$.01
The Company’s common stock trades on the OTC Bulletin Board under the symbol FULO. The fair values of the granted options have been estimated at the date of grant using the Black-Scholes option pricing model.
The following weighted average assumptions were used:

2005
Risk free interest rate	4.4%
Expected lives (in years)	5
Expected volatility	118%
Dividend yield	0%

The following table summarizes the Company’s employee stock option activity for years ended December 31, 2006 and 2005:

		Weighted		Weighted
		Average		Average
	2006	Exercise Price	2005	Exercise Price
Options outstanding, beginning of year	3,083,034	$.45	3,014,700	$.45

Options granted during the year	39,000	.09	111,000	.08

Options exercised during the year	—	—	—	—

Options cancelled during the year	—	—	(42,666)	.07

Options outstanding, end of year	3,122,034	$.42	3,083,034	$.43

Options exercisable at end of year	3,083,034	$.43	3,083,034	$.43

Weighted average fair value of options granted during the year		$.07		$.07

The following table summarizes information about employee stock options outstanding at December 31, 2006:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
Range of	Number	remaining	average exercise	Number	average exercise
exercise prices	outstanding	contractual life	price	exercisable at	price
$0.01-$0.70	2,326,611	6.40 years	$0.12	2,287,911	$0.12
$1.00-$1.50	671,290	3.85 years	$1.07	671,290	$1.07
$1.81-$3.00	124,133	3.32 years	$2.62	124,133	$2.62

	3,122,034	5.73 years	$0.42	3,083,334	$0.43

Common Stock Warrants and Certain Stock Options – A summary of common stock purchase warrant and certain stock option activity for the years ended December 31, 2006 and 2005 follows:
Warrants for 18,000 shares of the Company’s common stock were exercised in January 2006 for $180.
In January and November 2006, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for a related party lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease.
Common stock warrants and certain stock options exercisable for 794,306 shares of common stock expired during 2006 (weighted average exercise price $1.16 per share).
Common stock warrants and certain stock options exercisable for 640,000 shares of common stock expired during 2005 (weighted average exercise price $.16 per share).
Outstanding common stock purchase warrants and certain stock options issued to non-employees outstanding at December 31, 2006 are as follows:

Number	Exercise	Expiration
of shares	price	year
6,000.12		2007
20,000.05		2007
50,000.01		2008
275,000	1.00	2009
70,000.13		2009
220,000.01		2009
14,000.10		2012
12,000.08		2012
667,000

The following table summarizes the Company’s common stock purchase warrant and certain stock option activity for the years ended December 31, 2006 and 2005:

		Weighted		Weighted
		Average		Average
	2006	Exercise Price	2005	Exercise Price
Warrants and certain stock options outstanding, beginning of year	1,479,306	$.82	2,119,306	$.62

Warrants and certain stock options issued during the year	—	.09	—	—

Warrants and certain stock options exercised during the year	(18,000)	.01	—	—

Warrants and certain stock options expired during the year	(794,306)	1.16	(640,000)	.16

Warrants and certain stock options outstanding, end of year	667,000	$.44	1,479,306	$.82

11. Advertising
The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. Advertising expense for the years ended December 31, 2006 and 2005 was $33,361 and $50,189, respectively.
12. Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.
13. Recently Issued Accounting Standards
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” that amended FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” that addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management plans to adopted this Statement on December 31, 2006 and the adoption of SFAS No. 158 did not have a material impact to the Company’s financial position, results of operations, or cash flows.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” that permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

14. Reclassifications
Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.
NOTE C — PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31:

	2006	2005
Computers and equipment	$1,340,246	$1,296,856
Leasehold improvements	962,861	940,032
Software	57,337	56,512
Furniture and fixtures	28,521	19,153

	2,388,965	2,312,553
Less accumulated depreciation	(1,689,837)	(1,423,596)

	$699,128	$888,957

At December 31, 2005 $13,032 ($52,128 cost less $39,096 accumulated depreciation) of equipment was moved to property held for sale, which is reflected in Other Assets on the Balance Sheet. Depreciation expense for the years ended December 31, 2006 and 2005 was $266,241 and $274,261, respectively.
NOTE D — INTANGIBLE ASSETS
Intangible assets consist primarily of acquired customer bases and covenants not to compete and relate to the purchases of certain business operations as follows:

	December 31,
	2006	2005
InterCorp acquisition	$4,119	$—
Talihina acquisition	20,107	12,813
CWIS acquisition	105,638	101,548
LAWTONNET acquisition	65,000	65,000
SONET acquisition	42,547	42,547
IPDatacom acquisition	137,849	137,849
FOT acquisition	93,649	93,649
FOB acquisition	194,780	194,780
FON acquisition	139,650	139,650
Harvest merger	2,009,858	2,009,858
Animus acquisition	318,597	318,597
Tulsa acquisition	70,000	70,000

	3,201,794	3,186,291
Less accumulated amortization	(3,154,069)	(3,110,417)

	$47,725	$75,874

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

Amortization expense for the years ended December 31, 2006 and 2005 relating to intangible assets was $43,652 and $157,054, respectively.
NOTE E — NOTES PAYABLE
Notes payable consist of the following:

	December 31,	December 31,
	2006	2005
Notes payable to a bank, payable in monthly installments of $8,768, including interest of 9.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and CEO of the Company; guaranteed by the founder and CEO of the Company; partially guaranteed by the Small Business Administration	$77,297	$170,080

Interim loan from a related party, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (1)	320,000	320,000

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and are matured at December 31, 2005 (convertible into approximately 1,003,659 shares at December 31, 2006 and December 31, 2005) (2)	510,636	510,636

Other notes payable	5,000	5,000

	912,933	1,005,716

Less current portion	912,933	914,804

	$—	$90,912

(1) This loan and accrued interest of $184,197 was past due on December 31, 2006; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.
(2) During 2000 and 2001, the Company issued 11% convertible promissory notes or converted other notes payable or accounts payable to convertible promissory notes in an amount totaling $2,257,624. The terms of the Notes were 36 months with limited prepayment provisions. Each of the Notes may be converted by the holder at any time at $1.00 per common stock share and by the Company upon registration and when the closing price of the Company’s common stock has been at or above $3.00 per share for three consecutive trading days. Additionally, the Notes were accompanied by warrants exercisable for the purchase of the number of shares of Companys common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00. These warrants were exercisable at any time during the five years following issuance at an exercise price of $.01 per share. Under the terms of the Notes, the Company was required to register the common stock underlying both the Notes and the detached warrants by filing a registration statement with the Securities and Exchange Commission within 45 days following the Final Expiration Date of the Offering (March 31, 2001). On May 31, 2001, the Company exchanged 2,064,528 shares of its common stock and warrants (exercisable for the purchase of 436,748 shares of common stock at $2.00 per share) for convertible promissory notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. The warrants expired on May 31, 2006. This exchange was accounted for as an induced debt conversion and a debt conversion expense of $370,308 was recorded.
Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At December 31, 2006, the outstanding principal and interest of the convertible promissory notes was $803,242.
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
Aggregate future maturities of notes payable at December 31, 2006 are as follows:

Year ending December 31
2007	$912,933
2008 and thereafter	—

$912,933

NOTE F — COMMITMENTS
Operating Leases
The Company leases certain office facilities used in its operations under non-cancelable operating leases expiring in 2009. Future minimum lease payments required at December 31, 2006 under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2007	$183,330
2008	189,853
2009	196,376
2010	—

$569,559

Rental expense for all operating leases for the years ended December 31, 2006 and 2005 was approximately $176,807 and $170,284, respectively.
The Company’s long-term non-cancelable operating lease includes scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred credit of $70,411 and $80,827 at December 31, 2006 and 2005, respectively, which is reflected in Other Long-term Liabilities on the Balance Sheet to reflect the net excess of rental expense over cash payments since inception of the lease. In addition to the base rent payments the Company pays a monthly allocation of the building’s operating expenses.
NOTE G — INCOME TAXES
The Company’s effective income tax rate on net loss differed from the federal statutory rate of 34% as follows at December 31:

	2006	2005
Income taxes at federal statutory rate	$(163,000)	$25,000
State income taxes	(22,000)	3,000
Change in valuation allowance	202,000	(30,000)
Nondeductible expenses	2,000	2,000
Other	(19,000)	—

Total tax expense	$—	$—

The components of deferred income tax assets were as follows at December 31:

	2006	2005
Deferred income tax assets
Basis difference in property and equipment and intangible assets	$302,000	$301,000
Deferred revenue	42,000	46,000
Net operating loss	1,037,000	894,000
Deferred compensation and other	375,000	313,000
Valuation allowance	(1,756,000)	(1,554,000)
Net deferred income tax asset	—	—

Change in valuation allowance	$202,000	$(30,000)

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2005, the Company has a net operating loss carry forward of approximately $2,700,000 that will expire at various dates through 2022. As such carry forward can only be used to offset future taxable income of the Company, management has provided a valuation allowance until it is more likely than not that taxable income will be generated.

NOTE H — STOCKHOLDERS’ DEFICIT
Common Stock —Warrants for 18,000 shares of the Company’s common stock were exercised in January 2006 for $180.
NOTE I — RELATED PARTY TRANSACTIONS
The Company is in default on an operating lease for certain equipment which is leased from one of its significant shareholders who also holds a $320,000 interim loan that is also in default (see Note E — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. At December 31, 2006 the Company had recorded $270,142 in unpaid lease payments. The lessor has not made any demands for payment or threatened to terminate the month-to-month lease arrangement.
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
NOTE K — CREDITOR SETTLEMENTS AND DEBT FORGIVENESS
During the year ended December 31, 2006, the Company negotiated and settled the following liabilities for less than their carrying values. The basic and diluted per share amount of the aggregate gain on debt forgiveness for the year ended December 31, 2006 was zero.

	Carrying Value	Settlement Amount	Gain
Accounts payable	$21,380	$1,455	$19,925

During the year ended December 31, 2005, the Company negotiated and settled the following liabilities for less than their carrying values. The basic and diluted per share amount of the aggregate gain on debt forgiveness for the year ended December 31, 2005 was zero.

	Carrying Value	Settlement Amount	Gain
Accounts payable	$27,634	$11,000	$16,634

NOTE L — ACQUISITION
On July 30, 2004, the Company purchased approximately 1,300 of the dial-up Internet access customers of CWIS Internet Services, Inc. (CWIS), an Oklahoma corporation. In addition to paying $25,000 at closing, the Company paid CWIS an amount based upon the future collected revenues received from all active CWIS customers transferred at the time of closing for eighteen months following the closing. The aggregate purchase price has been allocated to the underlying net assets purchased, including an intangible asset, which consists of the acquired customer base, based on their estimated fair values at the acquisition date. The intangible asset is being amortized based on decreases of the acquired customer base. As of December 31, 2006 an additional $95,115 had been paid based on collected revenues and was recorded as an increase to the intangible asset.
NOTE M — CONTINGENCIES
During September 2005, the Company received a back billing from AT&T (formerly SBC) of approximately $230,000. Since then, the Company has received a number of additional back billings from AT&T that total in excess of $7,000,000. The Company believes AT&T has no basis for these charges, is currently reviewing these billings with its attorneys and plans to vigorously dispute the charges. Therefore, the Company has not recorded any expense or liability related to these billings.
As a telecommunications company, the Company is affected by regulatory proceedings in the ordinary course of its business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). In addition, in its operations the Company relies on obtaining many of its underlying telecommunications services and/or facilities from incumbent local exchange carriers or other carriers pursuant to interconnection or other agreements or arrangements. In January, 2007, the Company concluded a regulatory proceeding pursuant to the Federal Telecommunications Act of 1996 before the OCC relating to the terms of its interconnection agreement with Southwestern Bell Telephone, L.P. d/b/a AT&T, which succeeds a prior interconnection agreement. Approval of the agreement by the OCC is expected by the end of April, 2007. The agreement may be affected by regulatory proceedings at the federal and state levels, with possible adverse impacts on the Company. The Company is unable to accurately predict the outcomes of such regulatory proceedings at this time, but an unfavorable outcome could have a material adverse effect on the Company’s business, financial condition or results of operations.