Form 10QSB
period 2007-03-31
FULLNET COMMUNICATIONS INC
filed 2007-05-15
CIK 1092570

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
(405) 236-8200
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares outstanding of the Issuer’s Common Stock, $.00001 par value, as of May 11, 2007 was 6,741,135.
Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☑

FORM 10–QSB

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$16,172	$16,007
Accounts receivable, net	12,930	24,407
Prepaid expenses and other current assets	124,548	95,452

Total current assets	153,650	135,866

PROPERTY AND EQUIPMENT, net	650,649	699,128

INTANGIBLE ASSETS, net	42,325	47,725

OTHER ASSETS	18,282	18,282

TOTAL	$864,906	$901,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$176,088	$185,949
Accounts payable – related party	288,406	270,142
Accrued and other current liabilities	923,545	848,783
Accrued interest – related party	192,088	184,197
Notes payable, current portion	568,479	592,933
Notes payable – related party	320,000	320,000
Deferred revenue	120,301	108,437

Total current liabilities	2,588,907	2,510,441

OTHER LIABILITIES	63,690	67,927

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 6,670,878 shares in 2007 and 2006	68	68
Common stock issuable, 70,257 shares in 2007 and 2006	57,596	57,596
Additional paid-in capital	8,350,107	8,350,107
Accumulated deficit	(10,195,462)	(10,085,138)

Total stockholders’ deficit	(1,787,691)	(1,677,367)

TOTAL	$864,906	$901,001

See accompanying notes to the condensed consolidate financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2007	March 31, 2006
REVENUES
Access service revenues	$161,853	$194,732
Co-location and other revenues	300,118	235,456

Total revenues	461,971	430,188

OPERATING COSTS AND EXPENSES
Cost of access service revenues	71,420	57,551
Cost of co-location and other revenues	60,573	56,656
Selling, general and administrative expenses	341,048	355,859
Depreciation and amortization	74,592	85,007

Total operating costs and expenses	547,633	555,073

LOSS FROM OPERATIONS	(85,662)	(124,885)

INTEREST EXPENSE	(24,662)	(26,978)

NET LOSS	$(110,324)	$(151,863)

Net loss per share –basic	$(.02)	$(.02)

Net loss per share – assuming dilution	$(.02)	$(.02)

Weighted average shares outstanding
Basic	6,741,135	6,741,135

Assuming dilution	6,741,135	6,741,135

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
Three Months Ended March 31, 2007

			Common
	Common stock		Stock	Additional	Accumulated
	Shares	Amount	Issuable	paid-in capital	Deficit	Total

Balance at January 1, 2007	6,670,878	$68	$57,596	$8,350,107	$(10,085,138)	$(1,677,367)

Net loss	—	—	—	—	(110,324)	(110,324)

Balance at March 31, 2007	6,670,878	$68	$57,596	$8,350,107	$(10,195,462)	$(1,787,691)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(110,324)	$(151,863)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	74,592	85,007
Provision for uncollectible accounts receivable	(771)	6,515
Net (increase) decrease in
Accounts receivable	12,248	33,710
Prepaid expenses and other current assets	(29,096)	21,978
Net increase (decrease) in
Accounts payable – trade	(9,861)	14,736
Accounts payable – related party	18,264	305
Accrued and other liabilities	70,525	25,902
Accrued interest – related party	7,891	7,891
Deferred revenue	11,864	(5,243)

Net cash provided by operating activities	45,332	38,938

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(19,803)	(4,096)
Acquisition of assets	(910)	(6,286)

Net cash used in investing activities	(20,713)	(10,382)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(24,454)	(31,559)
Proceeds from exercise of warrants	—	180

Net cash used in financing activities	(24,454)	(31,379)

NET INCREASE (DECREASE) IN CASH	165	(2,823)

Cash at beginning of period	16,007	14,974

Cash at end of period	$16,172	$12,151

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,583	$5,246
Warrant extension granted in settlement of liabilities	—	17,960
See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2006.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2007. Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.

2.	MANAGEMENT’S PLANS

At March 31, 2007, current liabilities exceed current assets by $2,435,257. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on various loans and lease agreements (see Note 9. Notes Payable and Note 12. Related Party Transactions). These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

4.	LOSS PER SHARE

Loss per share – basic is calculated by dividing net loss by the weighted average number of shares of stock outstanding during the period, including shares issuable without additional consideration. Loss per share – assuming dilution is calculated by dividing net loss by the weighted average number of shares outstanding during the period adjusted for the effect of dilutive potential shares calculated using the treasury stock method.

	Three Months Ended
	March 31, 2007	March 31, 2006
Numerator:
Net loss	$(110,324)	$(151,863)
Denominator:
Weighted average shares outstanding — basic	6,741,135	6,741,135
Effect of dilutive stock options	—	—
Effect of dilutive warrants	—	—

Weighted average shares outstanding — assuming dilution	6,741,135	6,741,135

Net income (loss) per share — basic	$(.02)	$(.02)

Net income (loss) per share — assuming dilution	$(.02)	$(.02)

Basic and diluted loss per share were the same for the three months ended March 31, 2007 and 2006 because there was a net loss for each period.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31,	December 31,
	2007	2006
Accounts receivable	$199,813	$212,061
Less allowance for doubtful accounts	(186,883)	(187,654)

	$12,930	$24,407

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2007	2006
Computers and equipment	$1,360,049	$1,340,246
Leasehold improvements	962,861	962,861
Software	57,337	57,337
Furniture and fixtures	28,521	28,521

	2,408,768	2,388,965
Less accumulated depreciation	(1,758,119)	(1,689,837)

	$650,649	$699,128

Depreciation expense for the three months ended March 31, 2007 and 2006 was $68,282 and $66,381, respectively.

7.	INTANGIBLE ASSETS

Intangible assets consist primarily of acquired customer bases and covenants not to compete and are carried net of accumulated amortization. Upon initial application of Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets, as of January 1, 2002, the Company reassessed useful lives and began amortizing these intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Management believes that such amortization reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used.

Amortization expense for the three months ended March 31, 2007 and 2006 relating to intangible assets was $6,310 and $18,626, respectively.

8.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	March 31, 2007	December 31, 2006
Accrued interest	$309,085	$294,995
Accrued deferred compensation	461,336	435,669
Accrued other liabilities	153,124	118,119

	$923,545	$848,783

9.	NOTES PAYABLE

Notes payable consist of the following:

	March 31,	December 31,
	2007	2006
Note payable to a bank, payable in monthly installments of $8,768, including interest of 9.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and CEO of the Company; guaranteed by the founder and CEO of the Company; partially guaranteed by the Small Business Administration	$52,843	$77,297
Interim loan from a related party, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (1)	320,000	320,000

	March 31,	December 31,
	2007	2006
Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and matured at March 31, 2007 (convertible into approximately 1,003,659 shares at March 31, 2007 and December 31, 2006) (2)	510,636	510,636
Other notes payable	5,000	5,000

	888,479	912,933

Less current portion	888,479	912,933

	$—	$—

(1)	This loan and accrued interest of $192,088 was past due on March 31, 2007; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.

(2)	During 2000 and 2001, the Company issued 11% convertible promissory notes or converted other notes payable or accounts payable to convertible promissory notes in an amount totaling $2,257,624. The terms of the Notes are 36 months with limited prepayment provisions. Each of the Notes may be converted by the holder at any time at $1.00 per common stock share and by the Company upon registration and when the closing price of the Company’s common stock has been at or above $3.00 per share for three consecutive trading days. Additionally, the Notes are accompanied by warrants exercisable for the purchase of the number of shares of Company common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00. These warrants are exercisable at any time during the five years following issuance at an exercise price of $.01 per share. Under the terms of the Notes, the Company was required to register the common stock underlying both the Notes and the detached warrants by filing a registration statement with the Securities and Exchange Commission within 45 days following the Final Expiration Date of the Offering (March 31, 2001). On May 31, 2001, the Company exchanged 2,064,528 shares of its common stock and warrants (exercisable for the purchase of 436,748 shares of common stock at $2.00 per share) for convertible promissory notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. The warrants expired on May 31, 2006. This exchange was accounted for as an induced debt conversion and a debt conversion expense of $370,308 was recorded.

Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At March 31, 2007, the outstanding principal and interest of the convertible promissory notes was $817,286.

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
10.	COMMON STOCK OPTIONS AND WARRANTS

The following table summarizes the Company’s employee stock option activity for the three months ended March 31, 2007:

	Three Months Ended	Weighted Average
	March 31, 2007	Exercise Price
Options outstanding, beginning and end of the period	3,083,034	$.43

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

The following table summarizes the Company’s common stock purchase warrant and non-employee stock option activity for the three months ended March 31, 2007:

	Three Months Ended	Weighted Average
	March 31, 2007	Exercise Price
Warrants and non-employee stock options outstanding, beginning and end of the period	677,000	$.44
11.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company’s financial statements. The Company adopted this Statement on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. The Company adopted this Statement on January 1, 2007 and the initial adoption of this Statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 was effective beginning January 1, 2007 and the initial adoption of SAB No.108 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

12.	RELATED PARTY TRANSACTIONS

The Company is in default on an operating lease for certain equipment which is leased from one of its significant shareholders who also holds a $320,000 interim loan that is also in default (see the Note 9. Notes Payable, above). The original lease was dated November 21, 2001 and required 12 monthly rental payments of $6,088 with a fair market purchase option at the end of the 12-month lease. Upon default on the lease, the Company has continued leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date of common stock purchase warrants exercisable for the purchase of 425,000 and 140,000 common stock shares, respectively, held by the lessor in return for a credit of $17,960 and

$3,940, respectively, on the operating lease. At March 31, 2007 the Company had recorded $288,407 in unpaid lease payments. The lessor has not made any demands for payment or threatened to terminate the month-to-month lease arrangement.

13.	CONTINGENCIES

During September 2005, the Company received a back billing from AT&T (formerly SBC) of approximately $230,000. Since then, the Company has received a number of additional back billings from AT&T that total in excess of $7,900,000. The Company believes AT&T has no basis for these charges, is currently reviewing these billings with its attorneys and plans to vigorously dispute the charges. Therefore, the Company has not recorded any expense or liability related to these billings.

As a telecommunications company, the Company is affected by regulatory proceedings in the ordinary course of its business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). In addition, in its operations the Company relies on obtaining many of its underlying telecommunications services and/or facilities from incumbent local exchange carriers or other carriers pursuant to interconnection or other agreements or arrangements. In January, 2007, the Company concluded a regulatory proceeding pursuant to the Federal Telecommunications Act of 1996 before the OCC relating to the terms of its interconnection agreement with Southwestern Bell Telephone, L.P. d/b/a AT&T, which succeeds a prior interconnection agreement. The OCC approved this agreement in May, 2007. This agreement may be affected by regulatory proceedings at the federal and state levels, with possible adverse impacts on the Company. The Company is unable to accurately predict the outcomes of such regulatory proceedings at this time, but an unfavorable outcome could have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation
     The following discussion is qualified in its entirety by the more detailed information in our Form 10-KSB and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2006 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”) and FullWeb, Inc. (“FullWeb”).
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
     Our principal executive offices are located at 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102, and our telephone number is (405) 236-8200. We also maintain Internet sites on the World Wide Web (“WWW”) at www.fullnet.net and www.fulltel.com. Information contained on our Web sites is not and should not be deemed to be a part of this Report.
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
     In 1997 we continued our focus on serving as a backbone provider by upgrading and acquiring more equipment. We also started offering our own Internet service provider brand access and services to our wholesale customers. As of March 31, 2007, there was one Internet service provider in Oklahoma that used the FullNet brand name for whom we provide the backbone to the Internet. There was one Internet service provider that used a private label brand name, for whom we are its access backbone and provide on an outsource basis technical support, systems management and operations. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to over 100 businesses in Oklahoma.
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
     Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for the cities in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At March 31, 2007 FullTel provided us with local telephone access in approximately 232 cities.

Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31, 2007		March 31, 2006
	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$161,853	35.0%	$194,732	45.3%
Co-location and other revenues	300,118	65.0	235,456	54.7

Total revenues	461,971	100.0	430,188	100.0

Cost of access service revenues	71,420	15.5	57,551	13.4
Cost of co-location and other revenues	60,573	13.1	56,656	13.2
Selling, general and administrative expenses	341,048	73.8	355,859	82.7
Depreciation and amortization	74,592	16.1	85,007	19.7

Total operating costs and expenses	547,633	118.5	555,073	129.0

Loss from operations	(85,662)	(18.5)	(124,885)	(29.0)

Interest expense	(24,662)	(5.4)	(26,978)	(6.3)

Net loss	$(110,324)	(23.9)%	$(151,863)	(35.3)%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Revenues
     Access service revenues decreased $32,879 or 20.3% to $161,853 for the 2007 1st Quarter from $194,732 for the same period in 2006 primarily due to a decline in the number of customers.
     Co-location and other revenues increased $64,662 or 27.5% to $300,118 for the 2007 1st Quarter from $235,456 for the same period in 2006. This increase was primarily attributable to the addition of new customers and the sale of additional services to existing customers. During the 2007 1st Quarter we did not record reciprocal compensation revenue (fees for terminating AT&T (formerly SBC) customers’ local calls onto our network). During the same period in 2006 we recorded approximately $7,800 of reciprocal compensation revenue We began billing AT&T during 2004, and have billed for the periods of March 2003 through June 2006. AT&T failed to pay and is disputing approximately $166,700. We are pursuing AT&T for all balances due, however there is significant uncertainty as to whether or not we will be successful. Upon the ultimate resolution of AT&T’s challenge, we will recognize the associated revenue, if any. On a going-forward basis it is uncertain at what rate or if any reciprocal compensation will be allowed in our successor interconnection agreement with AT&T.
Operating Costs and Expenses
     Cost of access service revenues increased $13,869 or 24.1% to $71,420 for the 2007 1st Quarter from $57,551 for the same period in 2006. This increase was primarily due to recurring costs associated with expansion and support of our network. Cost of access service revenues as a percentage of access service revenues increased to 44.1% during the 2007 1st Quarter, compared to 29.6% during the same period in 2006.

     Cost of co-location and other revenues increased $3,917 or 0.1% to $60,573 for the 2007 1st Quarter compared to $56,656 for the same period in 2006. This increase was primarily due to increases in recurring costs related to increased customers on traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 20.0% during the 2007 1st Quarter compared to 24.1% during the same period in 2006.
     Selling, general and administrative expenses decreased $14,811 or 0.04% to $341,048 for the 2007 1st Quarter compared to $355,859 for the same period in 2006 primarily attributable to decreases in employee costs, professional fees and advertising expense of $11,913, $10,455 and $4,863, respectively. The decrease in employee costs was primarily related to a reduction in the number of employees during the 2007 1st Quarter compared to the same period in 2006. Professional fees decreased primarily due to non-recurring legal fees related to our interconnection agreement rights in the state of Missouri during the 2006 1st Quarter. Advertising expenses decreased primarily attributable to timing differences. These decreases were offset primarily by increases in agent commissions related to sales of traditional phone service, supplies, rent and repair and maintenance of $4,195, $3,335, $1,736 and $1,176, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased to 73.8% during the 2007 1st Quarter from 82.7% during the same period in 2006.
     Depreciation and amortization expense decreased $10,415 or 12.3% to $74,592 for the three-month period ended March 31, 2007 from $85,007 for the same period in 2006 primarily due to several of our intangible assets becoming fully amortized. In January 2002, upon initially applying Statement of Financial Account Standards 142, Goodwill and Intangible Assets (“SFAS 142”), we reassessed the useful lives of our recorded goodwill and other intangible assets and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the periods ended March 31, 2007 and 2006 relating to intangible assets was $6,310 and $18,626, respectively.
Interest Expense
     Interest expense decreased $2,316 or 8.6% to $24,662 for the three-month period ended March 31, 2007 from $26,978 for the same period in 2006. This decrease was primarily attributable to the lower note balances from the payment of principal on the notes.
Liquidity and Capital Resources
     As of March 31, 2007, we had $16,172 in cash and $2,588,907 in current liabilities, including $120,301 of deferred revenues that will not require settlement in cash.
     At March 31, 2007, we had a working capital deficit of $2,435,257, while at December 31, 2006 we had a working capital deficit of $2,374,575. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
     As of March 31, 2007, substantially all of the $176,088 we owed to our trade creditors and the $288,406 payable owed to a related party was past due. We have no formal agreements regarding payment of these amounts. At March 31, 2007, we had outstanding principal and interest owed on matured notes totaling $1,329,374. We have not made payment or negotiated an extension of the notes and the lenders have not made any demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.

     During September 2005, we received a back billing from AT&T (formerly SBC) of approximately $230,000. Since then, we have received a number of additional back billings from AT&T that total in excess of $7,900,000. We believe AT&T has no basis for these charges, are currently reviewing these billings with our attorneys and plan to vigorously dispute the charges. Therefore, we have not recorded any expense or liability related to these billings.

	For the Periods Ended March 31,
	2007	2006
Net cash flows provided by operations	$45,332	$38,938
Net cash flows used in investing activities	(20,713)	(10,382)
Net cash flows used in financing activities	(24,454)	(31,379)
     Cash used for the purchases of equipment was $19,803 and $4,096, respectively, for the three months ended March 31, 2007 and 2006. Cash used for the acquisition of assets was $910 and $6,286, respectively, for the three months ended March 31, 2007 and 2006.
     Cash used for principal payments on notes payable was $24,454 and $31,559, respectively, for the three months ended March 31, 2007 and 2006.
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
Financing Activities
     On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through March 31, 2007 we had made aggregate payments of principal and interest of $35,834 on this loan. Pursuant to the terms of this loan the balance was due on December 31, 2001 and we have not made payment or negotiated an extension of the loan and the lender has not made any demands. At March 31, 2007, the outstanding principal and interest of the loan was $512,088.
     We are in default on an operating lease for certain equipment that is leased from one of our significant shareholders who also holds a $320,000 interim loan that is also in default (see Note 9. Notes Payable of the financial statements above). The original lease was dated November 21, 2001 and required 12 monthly rental payments of $6,088 with a fair market purchase option at the end of the 12-month lease term. Upon default on the lease, we have continued to lease the equipment on a month-to-month basis at the same monthly rental rate; however, we have been unable to make these monthly rental payments. In January and November 2006, we agreed to extend the expiration date of common stock purchase warrants held by the lessor exercisable for the purchase of 425,000 and 140,000 shares of our common stock, respectively, in return for credits of $17,960 and $3,940 on this lease obligation. At March 31, 2007 the unpaid lease payments totaled $288,407. The lessor has not made any demands for payment or threatened to terminate the month-to-month lease arrangement. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations.
     Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands. At March 31, 2007, the outstanding principal and interest of the convertible promissory notes was $817,286.
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
     Recently the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 4 and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67, SFAS No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29, SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS 3, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and No. 140, and SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 151, 152, 153, 154, 155, and 156 have no current applicability to us and have no effect on our consolidated financial statements.
     In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to our financial statements. We adopted this Statement on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on our financial position, results of operations, or cash flows.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are assessing the impact of the adoption of this Statement.
     In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to our financial statements. We adopted this Statement on January 1, 2007 and the initial adoption of this Statement did not have a material impact on our financial position, results of operations, or cash flows.
     In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 was effective beginning January 1, 2007 and the initial adoption of SAB No. 108 did not have a material impact on our financial position, results of operations, or cash flows.
     In February 2007, the FASB issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.
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

PART II–OTHER INFORMATION
Item 1. Legal Proceedings
     As a telecommunications company, we are affected by regulatory proceedings in the ordinary course of our business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). In addition, in our operations we rely on obtaining many of our underlying telecommunications services and/or facilities from incumbent local exchange carriers or other carriers pursuant to interconnection or other agreements or arrangements. In January, 2007, we concluded a regulatory proceeding pursuant to the Federal Telecommunications Act of 1996 before the OCC relating to the terms of our interconnection agreement with Southwestern Bell Telephone, L.P. d/b/a AT&T, which succeeds a prior interconnection agreement. The OCC approved this agreement in May, 2007. This agreement may be affected by regulatory proceedings at the federal and state levels, with possible adverse impacts on us. We are unable to accurately predict the outcomes of such regulatory proceedings at this time, but an unfavorable outcome could have a material adverse effect on our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     We are in default on an interim loan that matured December 31, 2001. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Through March 31, 2007, we had made aggregate payments of principal and interest of $35,834 on this loan. At March 31, 2007, the outstanding principal and accrued interest of the loan was $512,088. We have not made payment or negotiated an extension of the loan and the lender has not made any demands.
     We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At March 31, 2007, the aggregate outstanding principal and accrued interest of the notes was $817,286. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands.
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
REGISTRANT:
FULLNET COMMUNICATIONS, INC.

Date: May 15, 2007	By:	/s/ TIMOTHY J. KILKENNY

Timothy J. Kilkenny
Chief Executive Officer

Date: May 15, 2007	By:	/s/ ROGER P. BARESEL

Roger P. Baresel
President and Chief Financial and Accounting Officer