Form 10QSB
period 2007-06-30
FULLNET COMMUNICATIONS INC
filed 2007-08-13
CIK 1092570

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
(405) 236-8200
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Issuer’s Common Stock, $.00001 par value, as of August 10, 2007 was 6,741,135.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

FORM 10–QSB

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$15,430	$16,007
Accounts receivable, net	13,849	24,407
Prepaid expenses and other current assets	92,544	95,452

Total current assets	121,823	135,866

PROPERTY AND EQUIPMENT, net	602,773	699,128

INTANGIBLE ASSETS, net	36,406	47,725

OTHER ASSETS	18,282	18,282

TOTAL	$779,284	$901,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$171,009	$185,949
Accounts payable – related party	306,672	270,142
Accrued and other current liabilities	933,332	848,783
Accrued interest – related party	200,066	184,197
Notes payable, current portion	543,446	592,933
Notes payable – related party	320,000	320,000
Deferred revenue	118,336	108,437

Total current liabilities	2,592,861	2,510,441

OTHER LIABILITIES	56,190	67,927

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 6,670,878 shares in 2007 and 2006	68	68
Common stock issuable, 70,257 shares in 2007 and 2006	57,596	57,596
Additional paid-in capital	8,350,184	8,350,107
Accumulated deficit	(10,277,615)	(10,085,138)

Total stockholders’ deficit	(1,869,767)	(1,677,367)

TOTAL	$779,284	$901,001

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
REVENUES
Access service revenues	$163,800	$188,880	$325,653	$383,612
Co-location and other revenues	310,329	229,881	610,447	465,337

Total revenues	474,129	418,761	936,100	848,949

OPERATING COSTS AND EXPENSES
Cost of access service revenues	76,578	63,851	147,998	121,402
Cost of co-location and other revenues	62,089	58,328	122,662	114,984
Selling, general and administrative expenses	318,419	341,227	659,467	697,086
Depreciation and amortization	74,834	74,833	149,426	159,840

Total operating costs and expenses	531,920	538,239	1,079,553	1,093,312

LOSS FROM OPERATIONS	(57,791)	(119,478)	(143,453)	(244,363)

INTEREST EXPENSE	(24,362)	(26,780)	(49,024)	(53,758)

LOSS before income taxes	(82,153)	(146,258)	(192,477)	(298,121)

Income tax benefit	—	—	—	—

NET LOSS	$(82,153)	$(146,258)	$(192,477)	$(298,121)

Net loss per share –basic	$(.01)	$(.02)	$(.03)	$(.04)

Net loss per share – assuming dilution	$(.01)	$(.02)	$(.03)	$(.04)

Weighted average shares outstanding – basic	6,741,135	6,741,135	6,741,135	6,740,833

Weighted average shares outstanding – assuming dilution	6,741,135	6,741,135	6,741,135	6,740,833

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
Six Months Ended June 30, 2007

			Common
	Common stock		Stock	Additional	Accumulated
	Shares	Amount	Issuable	paid-in capital	Deficit	Total
Balance at January 1, 2006	6,670,878	$68	$57,596	$8,350,107	$(10,085,138)	$(1,677,367)

Stock compensation expense	—	—	—	77	—	77

Net loss	—	—	—	—	(192,477)	(192,477)

Balance at June 30, 2007	6,670,878	$68	$57,596	$8,350,184	$(10,277,615)	$(1,869,767)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(192,477)	$(298,121)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	149,426	159,840
Stock compensation	77	—
Provision for uncollectible accounts receivable	1,768	19,503
Net (increase) decrease in
Accounts receivable	8,790	(6,885)
Prepaid expenses and other current assets	2,908	47,040
Net increase (decrease) in
Accounts payable – trade	(14,940)	20,070
Accounts payable – related party	36,530	36,530
Accrued and other liabilities	72,812	62,573
Accrued interest – related party	15,869	15,869
Deferred revenue	9,899	13,592

Net cash provided by operating activities	90,662	70,011

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(40,842)	(18,088)
Acquisition of assets	(910)	(8,036)

Net cash used in investing activities	(41,752)	(26,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(49,487)	(45,763)
Proceeds from exercise of warrants	—	180

Net cash used in financing activities	(49,487)	(45,583)

NET DECREASE IN CASH	(577)	(1,696)

Cash at beginning of period	16,007	14,974

Cash at end of period	$15,430	$13,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$6,660	$10,320
Warrant extension granted in settlement of liabilities	—	17,960
See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

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

At June 30, 2007, current liabilities exceed current assets by $2,471,038. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on various loans and lease agreements (see Note 9. Notes Payable and Note 12. Related Party Transactions). These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Numerator:
Net income (loss)	$(82,153)	$(146,258)	$(192,477)	$(298,121)
Denominator:
Weighted average shares outstanding – basic	6,741,135	6,741,135	6,741,135	6,740,833
Effect of dilutive stock options	—	—	—	—
Effect of dilutive warrants	—	—	—	—

Weighted average shares outstanding – assuming dilution	6,741,135	6,741,135	6,741,135	6,740,833

Net income (loss) per share – basic	$(.01)	$(.02)	$(.03)	$(.04)

Net income (loss) per share - assuming dilution	$(.01)	$(.02)	$(.03)	$(.04)

Basic and diluted loss per share were the same for the three and six months ended June 30, 2007 and 2006 because there was a net loss for each period.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30,	December 31,
	2007	2006
Accounts receivable	$203,271	$212,061
Less allowance for doubtful accounts	(189,422)	(187,654)

	$13,849	$24,407

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2007	2006
Computers and equipment	$1,378,085	$1,340,246
Leasehold improvements	965,864	962,861
Software	57,337	57,337
Furniture and fixtures	28,521	28,521

	2,429,807	2,388,965
Less accumulated depreciation	(1,827,034)	(1,689,837)

	$602,773	$699,128

Depreciation expense for the three months ended June 30, 2007 and 2006 was $68,915 and $66,192, respectively. Depreciation expense for the six months ended June 30, 2007 and 2006 was $137,197 and $132,573, respectively.

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

Amortization expense for the three months ended June 30, 2007 and 2006 relating to intangible assets was $5,919 and $8,641, respectively. Amortization expense for the six months ended June 30, 2007 and 2006 relating to intangible assets was $12,229 and $27,267, respectively.

8.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	June 30,	December 31,
	2007	2006
Accrued interest	$323,321	$294,995
Accrued deferred compensation	463,855	435,669
Accrued other liabilities	146,156	118,119

	$933,332	$848,783

9.	NOTES PAYABLE

Notes payable consist of the following:

	June 30,	December 31,
	2007	2006
Note payable to a bank, payable in monthly installments of $8,768, including interest of 9.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and CEO of the Company; guaranteed by the founder and CEO of the Company; partially guaranteed by the Small Business Administration	$27,810	$77,297

Interim loan from a related party, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (1)	320,000	320,000

	June 30,	December 31,
	2007	2006
Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and matured at June 30, 2007 (convertible into approximately 1,003,659 shares at June 30, 2007 and December 31, 2006) (2)	510,636	510,636

Other notes payable	5,000	5,000

	863,446	912,933

Less current portion	863,446	912,933

	$—	$—

(1)	This loan and accrued interest of $200,066 was past due on June 30, 2007; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.

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

Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At June 30, 2007, the outstanding principal and interest of the convertible promissory notes was $831,484.

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

10.	COMMON STOCK OPTIONS AND WARRANTS
The following table summarizes the Company’s employee stock option activity for the three and six months ended June 30, 2007:

	Three Months	Weighted	Six Months	Weighted
	Ended	Average	Ended	Average
	June 30, 2007	Exercise Price	June 30, 2007	Exercise Price
Options outstanding end of the period	3,122,034	$.43	3,122,034	$.43

Options granted during the period	3,000	.04	3,000	.04

Options cancelled during the period	(34,900)	.09	(34,900)	.09

Options outstanding end of the period	3,090,134	$.43	3,090,134	$.43

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. SFAS 123(R) replaced SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method as described in the standard. Under the modified prospective method, the Company is required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion at time of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. As of January 1, 2006, the Company had no unvested outstanding awards and as a result, the adoption of SFAS123(R) had no impact on the Company’s consolidated financial statements or consolidated results of operations.
The following table summarizes the Company’s common stock purchase warrant and non-employee stock option activity for the three and six months ended June 30, 2007:

	Three Months	Weighted	Six Months	Weighted
	Ended	Average	Ended	Average
	June 30, 2007	Exercise Price	June 30, 2007	Exercise Price
Warrants and non-employee stock options outstanding, beginning and end of the period	677,000	$.44	677,000	$.44

11.	RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 at January 1, 2007 did not have a material effect on the Company’s financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In February 2007, the FASB issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

12.	RELATED PARTY TRANSACTIONS

The Company is in default on an operating lease for certain equipment which is leased from one of its significant shareholders who also holds a $320,000 interim loan that is also in default (see the Note 9. Notes Payable, above). The original lease was dated November 21, 2001 and required 12 monthly rental payments of $6,088 with a fair market purchase option at the end of the 12-month lease. Upon default on the lease, the Company has continued leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date of common stock purchase warrants exercisable for the purchase of 425,000 and 140,000 common stock shares, respectively, held by the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. At June 30, 2007 the Company had recorded $306,672 in unpaid lease payments. The lessor has not made any demands for payment or threatened to terminate the month-to-month lease arrangement.

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

As a provider of telecommunications, the Company is affected by regulatory proceedings in the ordinary course of its business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). In addition, in its operations the Company relies on obtaining many of its underlying telecommunications services and/or facilities from incumbent local exchange carriers or other carriers pursuant to interconnection or other agreements or arrangements. In January, 2007, the Company concluded a regulatory proceeding pursuant to the Federal Telecommunications Act of 1996 before the OCC relating to the terms of its interconnection agreement with Southwestern Bell Telephone, L.P. d/b/a AT&T, which succeeds a prior interconnection agreement. The OCC approved this agreement in May, 2007. This agreement may be affected by regulatory proceedings at the federal and state levels, with possible adverse impacts on the Company. The Company is unable to accurately predict the outcomes of such regulatory proceedings at this time, but an unfavorable outcome could have a material adverse effect on the Company’s business, financial condition or results of operations.

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
In 1997 we continued our focus on serving as a backbone provider by upgrading and acquiring more equipment. We also started offering our own Internet service provider brand access and services to our wholesale customers. As of June 30, 2007, there was one Internet service provider in Oklahoma that used the FullNet brand name for whom we provide the backbone to the Internet. There was one Internet service provider that used a private label brand name, for whom we are its access backbone and provide on an outsource basis technical support, systems management and operations. Additionally, we provide high-speed broadband connectivity, website hosting, network management and consulting solutions to over 100 businesses in Oklahoma.

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
Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for the cities in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At June 30, 2007 FullTel provided us with local telephone access in approximately 232 cities.

Results of Operations
The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended				Six Months Ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$163,800	34.5%	$188,880	45.1%	$325,653	34.8%	$383,612	45.2%
Co-location and other revenues	310,329	65.5	229,881	54.9	610,447	65.2	465,337	54.8

Total revenues	474,129	100.0	418,761	100.0	936,100	100.0	848,949	100.0

Cost of access service revenues	76,578	16.1	63,851	15.2	147,998	15.8	121,402	14.3
Cost of co-location and other revenues	62,089	13.1	58,328	13.9	122,662	13.1	114,984	13.6
Selling, general and administrative expenses	318,419	67.2	341,227	81.5	659,467	70.4	697,086	82.1
Depreciation and amortization	74,834	15.8	74,833	17.9	149,426	16.0	159,840	18.8

Total operating costs and expenses	531,920	112.2	538,239	128.5	1,079,553	115.3	1,093,312	128.8

Income (loss) from operations	(57,791)	(12.2)	(119,478)	(28.5)	(143,453)	(15.3)	(244,363)	(28.8)

Interest expense	(24,362)	(5.1)	(26,780)	(6.4)	(49,024)	(5.2)	(53,758)	(6.3)

Net income (loss) before income taxes	(82,153)	(17.3)	(146,258)	(34.9)	(192,477)	(20.5)	(298,121)	(35.1)

Income tax expense (benefit)	—	—	—	—	—	—	—	—

Net income (loss)	$(82,153)	(17.3)%	$(146,258)	(34.9)%	$(192,477)	(20.5)%	$(298,121)	(35.1)%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Revenues
Access service revenues decreased $25,080 or 13.3% to $163,800 for the 2007 2nd Quarter from $188,880 for the same period in 2006 primarily due to a decline in the number of customers.
Co-location and other revenues increased $80,448 or 35.0% to $310,329 for the 2007 2nd Quarter from $229,881 for the same period in 2006. This increase was primarily attributable to the addition of new customers and the sale of additional services to existing customers.
Operating Costs and Expenses
Cost of access service revenues increased $12,727 or 19.9% to $76,578 for the 2007 2nd Quarter from $63,851 for the same period in 2006. This increase was primarily due to recurring costs associated with expansion and support of our network. Cost of access service revenues as a percentage of access service revenues increased to 46.8% during the 2007 2nd Quarter, compared to 33.8% during the same period in 2006.
Cost of co-location and other revenues increased $3,761 or 6.4% to $62,089 for the 2007 2nd Quarter compared to $58,328 for the same period in 2006. This increase was primarily due to increases in recurring costs related to increased customers on traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 20.0% during the 2007 2nd Quarter compared to 25.4% during the same period in 2006.

Selling, general and administrative expenses decreased $22,808 or 6.7% to $318,419 for the 2007 2nd Quarter compared to $341,227 for the same period in 2006 primarily attributable to a decrease in employee cost related to a temporary reduction in the number of employees. Selling, general and administrative expenses as a percentage of total revenues decreased to 67.2% during the 2007 2nd Quarter from 81.5% during the same period in 2006.
Depreciation and amortization expense remained relatively the same for the 2007 2nd Quarter compared to the same period in 2006.
Interest Expense
Interest expense decreased $2,418 or 9.0% to $24,362 for the 2007 2nd Quarter compared to $26,780 for the same period in 2006. This decrease was primarily attributable to the lower note balances from the payment of principal on the notes.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Revenues
Access service revenues decreased $57,959 or 15.1% to $325,653 for the 2007 six-month period from $383,612 for the same period in 2006 primarily due to a decline in the number of customers.
Co-location and other revenues increased $145,110 or 31.2% to $610,447 for the 2007 six-month period from $465,337 for the same period in 2006. This increase was primarily attributable to the addition of new customers and the sale of additional services to existing customers. During the 2007 six-month period we did not record reciprocal compensation revenue (fees for terminating AT&T (formerly SBC) customers’ local calls onto our network). During the same period in 2006 we recorded approximately $7,800 of reciprocal compensation revenue. We began billing AT&T during 2004, and have billed for the periods of March 2003 through June 2006. AT&T failed to pay and is disputing approximately $166,700. We are pursuing AT&T for all balances due, however there is significant uncertainty as to whether or not we will be successful. Upon the ultimate resolution of AT&T’s challenge, we will recognize the associated revenue, if any. On a going-forward basis it is uncertain at what rate or if any reciprocal compensation will be allowed in our successor interconnection agreement with AT&T.
Operating Costs and Expenses
Cost of access service revenues increased $26,596 or 21.9% to $147,998 for the 2007 six-month period from $121,402 for the same period in 2006. This increase was primarily due to recurring costs associated with expansion and support of our network. Cost of access service revenues as a percentage of access service revenues increased to 45.4% during the 2007 six-month period, compared to 31.6% during the same period in 2006.
Cost of co-location and other revenues increased $7,678 or 6.7% to $122,662 for the 2007 six-month period compared to $114,984 for the same period in 2006. This increase was primarily due to increases in recurring costs related to increased customers on traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 20.1% during the 2007 six-month period compared to 24.7% during the same period in 2006.

Selling, general and administrative expenses decreased $37,619 or 5.4% to $659,467 for the 2007 six-month period compared to $697,086 for the same period in 2006 primarily attributable to decreases in employee costs, professional fees and advertising expense of $31,289, $11,344 and $7,279, respectively. The decrease in employee costs was primarily related to temporary reductions in the number of employees during the 2007 six-month period compared to the same period in 2006. Professional fees decreased primarily due to non-recurring legal fees related to our interconnection agreement rights in the state of Missouri during the 2006 six-month period. Advertising expenses decreased primarily attributable to timing differences. These decreases were offset primarily by increases in agent commissions related to sales of traditional phone service and supplies of $7,993 and $5,809, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased to 70.4% during the 2007 six-month period from 82.1% during the same period in 2006.
Depreciation and amortization expense decreased $10,414 or 6.5% to $149,426 for the 2007 six-month period compared to $159,840 for the same period in 2006. In January 2002, upon initially applying Statement of Financial Account Standards 142, Goodwill and Intangible Assets (“SFAS 142”), we reassessed the useful lives of our recorded goodwill and other intangible assets and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the six-month periods ended June 30, 2007 and 2006 relating to intangible assets was $12,229 and $27,267, respectively.
Interest Expense
Interest expense decreased $4,734 or 8.8% to $49,024 for the 2007 six-month period compared to $53,758 for the same period in 2006. This decrease was primarily attributable to the lower note balances from the payment of principal on the notes.
Liquidity and Capital Resources
As of June 30, 2007, we had $15,430 in cash and $2,592,861 in current liabilities, including $118,336 of deferred revenues that will not require settlement in cash.
At June 30, 2007, we had a working capital deficit of $2,471,038, while at December 31, 2006 we had a working capital deficit of $2,374,575. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
As of June 30, 2007, substantially all of the $171,009 we owed to our trade creditors and the $306,672 payable owed to a related party was past due. We have no formal agreements regarding payment of these amounts. At June 30, 2007, we had outstanding principal and interest owed on matured notes totaling $1,351,550. We have not made payment or negotiated an extension of the notes and the lenders have not made any demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.
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

	For the Periods Ended June 30,
	2007	2006
Net cash flows provided by operations	$90,662	$70,011
Net cash flows used in investing activities	(41,752)	(26,124)
Net cash flows used in financing activities	(49,487)	(45,583)
Cash used for the purchases of equipment was $40,842 and $18,088, respectively, for the six months ended June 30, 2007 and 2006. Cash used for the acquisition of assets was $910 and $8,036, respectively, for the six months ended June 30, 2007 and 2006.
Cash used for principal payments on notes payable was $49,487 and $45,763, respectively, for the six months ended June 30, 2007 and 2006.
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

Financing Activities
On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through June 30, 2007 we had made aggregate payments of principal and interest of $35,834 on this loan. Pursuant to the terms of this loan the balance was due on December 31, 2001 and we have not made payment or negotiated an extension of the loan and the lender has not made any demands. At June 30, 2007, the outstanding principal and interest of the loan was $520,066.
We are in default on an operating lease for certain equipment that is leased from one of our significant shareholders who also holds a $320,000 interim loan that is also in default (see Note 9. Notes Payable of the financial statements above). The original lease was dated November 21, 2001 and required 12 monthly rental payments of $6,088 with a fair market purchase option at the end of the 12-month lease term. Upon default on the lease, we have continued to lease the equipment on a month-to-month basis at the same monthly rental rate; however, we have been unable to make these monthly rental payments. In January and November 2006, we agreed to extend the expiration date of common stock purchase warrants held by the lessor exercisable for the purchase of 425,000 and 140,000 shares of our common stock, respectively, in return for credits of $17,960 and $3,940 on this lease obligation. At June 30, 2007 the unpaid lease payments totaled $306,672. The lessor has not made any demands for payment or threatened to terminate the month-to-month lease arrangement. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations.
Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands. At June 30, 2007, the outstanding principal and interest of the convertible promissory notes was $831,484.
Recently Issued Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.
The adoption of FIN 48 at January 1, 2007 did not have a material effect on our financial position.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are assessing the impact of the adoption of this Statement.
In February 2007, the FASB issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.
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

PART II–OTHER INFORMATION
Item 1. Legal Proceedings
As a provider of telecommunications, we are affected by regulatory proceedings in the ordinary course of our business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). In addition, in our operations we rely on obtaining many of our underlying telecommunications services and/or facilities from incumbent local exchange carriers or other carriers pursuant to interconnection or other agreements or arrangements. In January, 2007, we concluded a regulatory proceeding pursuant to the Federal Telecommunications Act of 1996 before the OCC relating to the terms of our interconnection agreement with Southwestern Bell Telephone, L.P. d/b/a AT&T, which succeeds a prior interconnection agreement. The OCC approved this agreement in May, 2007. This agreement may be affected by regulatory proceedings at the federal and state levels, with possible adverse impacts on us. We are unable to accurately predict the outcomes of such regulatory proceedings at this time, but an unfavorable outcome could have a material adverse effect on our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
We are in default on an interim loan that matured December 31, 2001. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Through June 30, 2007, we had made aggregate payments of principal and interest of $35,834 on this loan. At June 30, 2007, the outstanding principal and accrued interest of the loan was $520,066. We have not made payment or negotiated an extension of the loan and the lender has not made any demands.
We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At June 30, 2007, the aggregate outstanding principal and accrued interest of the notes was $831,484. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands.
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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: August 13, 2007	By:	/s/ TIMOTHY J. KILKENNY

Timothy J. Kilkenny
Chief Executive Officer

Date: August 13, 2007	By:	/s/ ROGER P. BARESEL

Roger P. Baresel
President and Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel