Form 10QSB
period 2007-09-30
FULLNET COMMUNICATIONS INC
filed 2007-11-13
CIK 1092570

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
(405) 236-8200
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares outstanding of the Issuer’s Common Stock, $.00001 par value, as of November 8, 2007 was 6,741,135.
Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☑

FORM 10–QSB

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$16,155	$16,007
Accounts receivable, net	15,085	24,407
Prepaid expenses and other current assets	131,953	95,452

Total current assets	163,193	135,866

PROPERTY AND EQUIPMENT, net	556,399	699,128

INTANGIBLE ASSETS, net	30,725	47,725

OTHER ASSETS	18,282	18,282

TOTAL	$768,599	$901,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$171,258	$185,949
Accounts payable – related party	274,633	270,142
Accrued and other current liabilities	996,522	848,783
Accrued interest – related party	208,132	184,197
Notes payable, current portion	517,845	592,933
Notes payable – related party	320,000	320,000
Deferred revenue	136,694	108,437

Total current liabilities	2,625,084	2,510,441

OTHER LIABILITIES	50,323	67,927

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 6,670,878 shares in 2007 and 2006	68	68
Common stock issuable, 70,257 shares in 2007 and 2006	57,596	57,596
Additional paid-in capital	8,350,191	8,350,107
Accumulated deficit	(10,314,663)	(10,085,138)

Total stockholders’ deficit	(1,906,808)	(1,677,367)

TOTAL	$768,599	$901,001

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
REVENUES
Access service revenues	$161,150	$194,865	$486,803	$578,477
Co-location and other revenues	325,450	277,755	935,897	743,092

Total revenues	486,600	472,620	1,422,700	1,321,569

OPERATING COSTS AND EXPENSES
Cost of access service revenues	61,682	55,541	171,598	168,524
Cost of co-location and other revenues	89,647	72,437	250,391	195,840
Selling, general and administrative expenses	324,464	292,135	983,931	989,221
Depreciation and amortization	74,151	74,884	223,577	234,724

Total operating costs and expenses	549,944	494,997	1,629,497	1,588,309

LOSS FROM OPERATIONS	(63,344)	(22,377)	(206,797)	(266,740)

GAIN ON DEBT FORGIVENESS	50,304	18,470	50,304	18,470

INTEREST EXPENSE	(24,008)	(26,749)	(73,032)	(80,507)

NET LOSS	$(37,048)	$(30,656)	$(229,525)	$(328,777)

Net loss per share –basic	$(.01)	$(.01)	$(.03)	$(.05)

Net loss per share – assuming dilution	$(.01)	$(.01)	$(.03)	$(.05)

Weighted average shares outstanding – basic	6,741,135	6,741,135	6,741,135	6,740,934

Weighted average shares outstanding – assuming dilution	6,741,135	6,741,135	6,741,135	6,740,934

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
Nine Months Ended September 30, 2007

			Common
	Common stock		Stock	Additional	Accumulated
	Shares	Amount	Issuable	paid-in capital	Deficit	Total

Balance at January 1, 2007	6,670,878	$68	$57,596	$8,350,107	$(10,085,138)	$(1,677,367)

Stock compensation expense	—	—	—	84	—	84

Net loss	—	—	—	—	(229,525)	(229,525)

Balance at September 30, 2007	6,670,878	$68	$57,596	$8,350,191	$(10,314,663)	$(1,906,808)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(229,525)	$(328,777)
Adjustments to reconcile net loss to net cash provided by operating Activities
Depreciation and amortization	223,577	234,724
Gain on debt forgiveness	(50,304)	(18,470)
Stock compensation	84	—
Provision for uncollectible accounts receivable	1,562	25,577
Net (increase) decrease in
Accounts receivable	7,760	5,299
Prepaid expenses and other current assets	(36,501)	(13,611)
Net increase (decrease) in
Accounts payable – trade	(14,691)	28,158
Accounts payable – related party	54,795	54,795
Accrued and other liabilities	130,135	111,141
Accrued interest – related party	23,935	23,935
Deferred revenue	28,257	(3,751)

Net cash provided by operating activities	139,084	119,020

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(62,938)	(44,338)
Acquisition of assets	(910)	(9,877)

Net cash used in investing activities	(63,848)	(54,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(75,088)	(68,811)
Proceeds from exercise of warrants	—	180

Net cash used in financing activities	(75,088)	(68,631)

NET INCREASE (DECREASE) IN CASH	148	(3,826)

Cash at beginning of period	16,007	14,974

Cash at end of period	$16,155	$11,148

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$9,097	$15,308
Warrant extension granted in settlement of liabilities	—	17,960
See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

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

At September 30, 2007, current liabilities exceed current assets by $2,461,891. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on various loans and lease agreements (see Note 9. Notes Payable and Note 12. Related Party Transactions). These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Numerator:
Net loss	$(37,048)	$(30,656)	$(229,525)	$(328,777)
Denominator:
Weighted average shares outstanding – basic	6,741,135	6,741,135	6,741,135	6,740,833
Effect of dilutive stock options	—	—	—	—
Effect of dilutive warrants	—	—	—	—

Weighted average shares outstanding – assuming dilution	6,741,135	6,741,135	6,741,135	6,740,934

Net loss per share – basic	$(.01)	$(.01)	$(.03)	$(.05)

Net loss per share — assuming dilution	$(.01)	$(.01)	$(.03)	$(.05)

Basic and diluted loss per share were the same for the three and nine months ended September 30, 2007 and 2006 because there was a net loss for each period.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2007	2006
Accounts receivable	$204,301	$212,061
Less allowance for doubtful accounts	(189,216)	(187,654)

	$15,085	$24,407

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2007	2006
Computers and equipment	$1,400,181	$1,340,246
Leasehold improvements	965,864	962,861
Software	57,337	57,337
Furniture and fixtures	28,521	28,521

	2,451,903	2,388,965
Less accumulated depreciation	(1,895,504)	(1,689,837)

	$556,399	$699,128

Depreciation expense for the three months ended September 30, 2007 and 2006 was $68,470 and $66,185, respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 was $205,667 and $198,758, respectively.

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

Amortization expense for the three months ended September 30, 2007 and 2006 relating to intangible assets was $5,681 and $8,699, respectively. Amortization expense for the nine months ended September 30, 2007 and 2006 relating to intangible assets was $17,910 and $35,966, respectively.

8.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	September 30,	December 31,
	2007	2006
Accrued interest	$337,735	$294,995
Accrued deferred compensation	490,315	435,669
Accrued other liabilities	168,472	118,119

	$996,522	$848,783

9.	NOTES PAYABLE

Notes payable consist of the following:

	September 30,	December 31,
	2007	2006
Note payable to a bank, payable in monthly installments of $8,768, including interest of 9.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and CEO of the Company; guaranteed by the founder and CEO of the Company; partially guaranteed by the Small Business Administration	$2,209	$77,297

Interim loan from a related party, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (1)	320,000	320,000

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and matured at September 30, 2007 (convertible into approximately 1,003,659 shares at September 30, 2007 and December 31, 2006) (2)	510,636	510,636

Other note payable (3)	5,000	5,000

	837,845	912,933

Less current portion	837,845	912,933

	$—	$—

(1)	This loan and accrued interest of $208,132 was past due on September 30, 2007; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.

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

Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At September 30, 2007, the outstanding principal and interest of the convertible promissory notes was $845,842.

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

(3)	This loan and accrued interest of $2,490 was past due on September 30, 2007; the Company has not made payment or negotiated an extension of the loan and the lender has not made any demands.

10.	COMMON STOCK OPTIONS AND WARRANTS

The following table summarizes the Company’s employee stock option activity for the three and nine months ended September 30, 2007:

	Three Months	Weighted	Nine Months	Weighted
	Ended	Average	Ended	Average
	September 30, 2007	Exercise Price	September 30, 2007	Exercise Price
Options outstanding beginning of the period	3,090,134	$.43	3,122,034	$.43

Options granted during the period	42,000	.04	45,000	.04

Options cancelled during the period	—	—	(34,900)	.09

Options outstanding end of the period	3,132,134	$.42	3,132,134	$.42

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

The following table summarizes the Company’s common stock purchase warrant and non-employee stock option activity for the three and nine months ended September 30, 2007:

	Three Months	Weighted	Nine Months	Weighted
	Ended	Average	Ended	Average
	September 30, 2007	Exercise Price	September 30, 2007	Exercise Price
Warrants and non-employee stock options outstanding, beginning of the period	667,000	$.44	667,000	$.44

Warrants and non-employee stock options expired during the period	(6,000)	.12	(6,000)	.12

Warrants and non-employee stock options outstanding, end of the period	661,000	$.44	661,000	$.44

11.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

The Company is in default on an operating lease for certain equipment which is leased from one of its significant shareholders who also holds a $320,000 interim loan that is also in default (see the Note 9. Notes Payable, above). The original lease was dated November 21, 2001 and required 12 monthly rental payments of $6,088 with a fair market purchase option at the end of the 12-month lease. Upon default on the lease, the Company has continued leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date of common stock purchase warrants exercisable for the purchase of 425,000 and 140,000 common stock shares, respectively, held by the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to reduce the monthly rental payments to $499 per month effective January 1, 2007 which generated a total of $50,304 of forgiveness of debt income. At September 30, 2007 the Company had recorded $274,633 in unpaid lease payments. The lessor has not made any demands for payment or threatened to terminate the month-to-month lease arrangement. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations.

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
Company History
We were founded in 1995 as CEN-COM of Oklahoma, Inc., an Oklahoma corporation, to bring dial-up Internet access and education to rural locations in Oklahoma that did not have dial-up Internet access. We changed our name to FullNet Communications, Inc. in December 1995. Today we are a total solutions provider to individuals and companies seeking a “one-stop shop” in Oklahoma.
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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. The FullTel data center telephone switching equipment was installed in March 2003. FullTel activates local access telephone numbers for the cities in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At September 30, 2007 FullTel provided us with local telephone access in approximately 232 cities.
Our common stock trades on the OTC Bulletin Board under the symbol FULO. While our common stock trades on the OTC Bulletin Board, it is very thinly traded, and there can be no assurance that our stockholders will be able to sell their shares should they so desire. Any market for the common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the market price may be volatile.
Results of Operations
The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended				Nine Months Ended
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$161,150	33.1%	$194,865	41.2%	$486,803	34.2%	$578,477	43.8%
Co-location and other revenues	325,450	66.9	277,755	58.8	935,897	65.8	743,092	56.2

Total revenues	486,600	100.0	472,620	100.0	1,422,700	100.0	1,321,569	100.0

Cost of access service revenues	61,682	12.7	55,541	11.8	171,598	12.1	168,524	12.8
Cost of co-location and other revenues	89,647	18.4	72,437	15.3	250,391	17.6	195,840	14.8
Selling, general and administrative expenses	324,464	66.7	292,135	61.8	983,931	69.1	989,221	74.8
Depreciation and amortization	74,151	15.2	74,884	15.8	223,577	15.7	234,724	17.8

Total operating costs and expenses	549,944	113.0	494,997	104.7	1,629,497	114.5	1,588,309	120.2

Loss from operations	(63,344)	(13.0)	(22,377)	(4.7)	(206,797)	(14.5)	(266,740)	(20.2)

Gain on debt forgiveness	50,304	10.3	18,470	3.9	50,304	3.5	18,470	1.4

Interest expense	(24,008)	(4.9)	(26,749)	(5.7)	(73,032)	(5.1)	(80,507)	(6.1)

Net loss	$(37,048)	(7.6)%	$(30,656)	(6.5)%	$(229,525)	(16.1)%	$(328,777)	(24.9)%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Revenues
Access service revenues decreased $33,715 or 17.3% to $161,150 for the 2007 3rd Quarter from $194,865 for the same period in 2006 primarily due to a decline in the number of customers.
Co-location and other revenues increased $47,695 or 17.2% to $325,450 for the 2007 3rd Quarter from $277,755 for the same period in 2006. This increase was primarily attributable to the addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses
Cost of access service revenues increased $6,141 or 11.1% to $61,682 for the 2007 3rd Quarter from $55,541 for the same period in 2006. This increase was primarily due to recurring costs associated with expansion and support of our network. Cost of access service revenues as a percentage of access service revenues increased to 38.3% during the 2007 3rd Quarter, compared to 28.5% during the same period in 2006.
Cost of co-location and other revenues increased $17,210 or 23.8% to $89,647 for the 2007 3rd Quarter compared to $72,437 for the same period in 2006. This increase was primarily due to increases in recurring costs related to increased customers on traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 27.6% during the 2007 3rd Quarter, compared to 26.1% during the same period in 2006.
Selling, general and administrative expenses increased $32,329 or 11.1% to $324,464 for the 2007 3rd Quarter compared to $292,135 for the same period in 2006 primarily attributable to increases in agent commissions, employee costs, professional services and rent of $8,465, $6,546, $7,490 and $8,369, respectively. The increase in agent commissions and professional services was primarily related to sales of traditional phone services. Employee costs increased primarily related to unused vacation and sick time. Selling, general and administrative expenses as a percentage of total revenues increased to 66.7% during the 2007 3rd Quarter from 61.8% during the same period in 2006.
Depreciation and amortization expense remained relatively the same for the 2007 3rd Quarter compared to the same period in 2006.
Gain on Debt Forgiveness
During the 2007 3rd Quarter, we negotiated and settled $50,304 of accounts payable to a related party. This settlement generated a total of $50,304 of forgiveness of debt income. During the 2006 3rd Quarter, we negotiated and settled $18,470 of accounts payable. This settlement generated a total of $18,470 of forgiveness of debt income.
Interest Expense
Interest expense decreased $2,741 or 10.3% to $24,008 for the 2007 3rd Quarter compared to $26,749 for the same period in 2006. This decrease was primarily attributable to the lower note balances from the payment of principal on the notes.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Revenues
Access service revenues decreased $91,674 or 15.9% to $486,803 for the 2007 nine-month period from $578,477 for the same period in 2006 primarily due to a decline in the number of customers.
Co-location and other revenues increased $192,805 or 26.0% to $935,897 for the 2007 nine-month period from $743,092 for the same period in 2006. This increase was primarily attributable to the addition of new customers and the sale of additional services to existing customers. During the 2007 nine-month period we did not record reciprocal compensation revenue (fees for terminating AT&T (formerly SBC) customers’ local calls onto our network). During the same period in 2006 we recorded approximately $7,800 of reciprocal compensation revenue. We began billing AT&T during 2004, and have billed for the periods of March 2003 through June 2006. AT&T failed to pay and is disputing approximately $166,700. We are pursuing AT&T for all balances due, however there is significant uncertainty as to whether or not we will be successful. Upon the ultimate resolution of AT&T’s challenge, we will recognize the associated revenue, if any. On a going-forward basis it is uncertain at what rate or if any reciprocal compensation will be allowed in our successor interconnection agreement with AT&T.

Operating Costs and Expenses
Cost of access service revenues increased $3,074 or 1.8% to $171,598 for the 2007 nine-month period from $168,524 for the same period in 2006. This increase was primarily due to recurring costs associated with expansion and support of our network. Cost of access service revenues as a percentage of access service revenues increased to 35.3% during the 2007 nine-month period, compared to 29.1% during the same period in 2006.
Cost of co-location and other revenues increased $54,551 or 27.9% to $250,391 for the 2007 nine-month period compared to $195,840 for the same period in 2006. This increase was primarily due to increases in recurring costs related to increased customers on traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 26.8% during the 2007 nine-month period compared to 26.4% during the same period in 2006.
Selling, general and administrative expenses decreased $5,290 or .5% to $983,931 for the 2007 nine-month period compared to $989,221 for the same period in 2006 primarily attributable to decreases in employee costs and advertising expense of $24,743 and $8,393, respectively. The decrease in employee costs was primarily related to temporary reductions in the number of employees during the 2007 nine-month period compared to the same period in 2006. Advertising expenses decreased primarily attributable to timing differences. These decreases were offset primarily by increases in agent commissions related to sales of traditional phone service, supplies and rent of $16,458, $9,404 and $11,840, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased to 69.1% during the 2007 nine-month period from 74.8% during the same period in 2006.
Depreciation and amortization expense decreased $11,147 or 4.8% to $223,577 for the 2007 nine-month period compared to $234,724 for the same period in 2006. In January 2002, upon initially applying Statement of Financial Account Standards 142, Goodwill and Intangible Assets (“SFAS 142”), we reassessed the useful lives of our recorded goodwill and other intangible assets and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the nine-month periods ended September 30, 2007 and 2006 relating to intangible assets was $17,910 and $35,966, respectively.
Gain on Debt Forgiveness
During the 2007 nine-month period, we negotiated and settled $50,304 of accounts payable to a related party. This settlement generated a total of $50,304 of forgiveness of debt income. During the 2006 nine-month period, we negotiated and settled $18,470 of accounts payable. This settlement generated a total of $18,470 of forgiveness of debt income.

Interest Expense
Interest expense decreased $7,475 or 9.3% to $73,032 for the 2007 nine-month period compared to $80,507 for the same period in 2006. This decrease was primarily attributable to the lower note balances from the payment of principal on the notes.
Liquidity and Capital Resources
As of September 30, 2007, we had $16,155 in cash and $2,625,084 in current liabilities, including $136,694 of deferred revenues that will not require settlement in cash.
At September 30, 2007, we had a working capital deficit of $2,461,891, while at December 31, 2006 we had a working capital deficit of $2,374,575. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
As of September 30, 2007, substantially all of the $171,258 we owed to our trade creditors and the $274,633 payable owed to a related party was past due. We have no formal agreements regarding payment of these amounts. At September 30, 2007, we had outstanding principal and interest owed on matured notes totaling $1,381,464. We have not made payment or negotiated an extension of the notes and the lenders have not made any demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.
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

	For the Periods Ended September 30,
	2007	2006
Net cash flows provided by operations	$139,084	$119,020
Net cash flows used in investing activities	(63,848)	(54,215)
Net cash flows used in financing activities	(75,088)	(68,631)
Cash used for the purchases of equipment was $62,938 and $44,338, respectively, for the nine months ended September 30, 2007 and 2006. Cash used for the acquisition of assets was $910 and $9,877, respectively, for the nine months ended September 30, 2007 and 2006.
Cash used for principal payments on notes payable was $75,088 and $68,811, respectively, for the nine months ended September 30, 2007 and 2006.
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
Financing Activities
On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through June 30, 2007 we had made aggregate payments of principal and interest of $35,834 on this loan. Pursuant to the terms of this loan the balance was due on December 31, 2001 and we have not made payment or negotiated an extension of the loan and the lender has not made any demands. At September 30, 2007, the outstanding principal and interest of the loan was $528,132.
We are in default on an operating lease for certain equipment that is leased from one of our significant shareholders who also holds a $320,000 interim loan that is also in default (see Note 9. Notes Payable of the financial statements above). The original lease was dated November 21, 2001 and required 12 monthly rental payments of $6,088 with a fair market purchase option at the end of the 12-month lease term. Upon default on the lease, we have continued to lease the equipment on a month-to-month basis at the same monthly rental rate; however, we have been unable to make these monthly rental payments. In January and November 2006, we agreed to extend the expiration date of common stock purchase warrants held by the lessor exercisable for the purchase of 425,000 and 140,000 shares of our common stock, respectively, in return for credits of $17,960 and $3,940 on this lease obligation. In September 2007, the lessor agreed to reduce the monthly rental payments to $499 per month effective January 1, 2007 which generated a total of $50,304 of forgiveness of debt income. At September 30, 2007 the unpaid lease payments totaled $274,633. The lessor has not made any demands for payment or threatened to terminate the month-to-month lease arrangement. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations.

Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands. At September 30, 2007, the outstanding principal and interest of the convertible promissory notes was $845,842.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
We are in default on an interim loan that matured December 31, 2001. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Through September 30, 2007, we had made aggregate payments of principal and interest of $35,834 on this loan and the outstanding principal and accrued interest of the loan was $528,132. We have not made payment or negotiated an extension of the loan and the lender has not made any demands.
We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At September 30, 2007, the aggregate outstanding principal and accrued interest of the notes was $845,842. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands.
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
REGISTRANT:
FULLNET COMMUNICATIONS, INC.

Date: November 13, 2007	By:	/s/ TIMOTHY J. KILKENNY

Timothy J. Kilkenny
Chief Executive Officer

Date: November 13, 2007	By:	/s/ ROGER P. BARESEL

Roger P. Baresel
President and Chief Financial and Accounting Officer

EXHIBITS

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