Form 10-K
period 2007-12-31
FULLNET COMMUNICATIONS INC
filed 2008-03-31
CIK 1092570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
Title of class
Common Stock, $0.00001 Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange
Act. ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated file, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of the Common Stock, as of the last business day (June 29, 2007) of registrant’s completed second quarter was $221,678.
As of March 28, 2008, 7,425,565 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FULLNET COMMUNICATIONS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2007

Throughout this report the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves” refer collectively to Fullnet Communications, Inc. and its subsidiaries, and its and their executive officers and directors.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K and the information incorporated by reference may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, we direct your attention to Item 1. Business, Item 1A. Risk Factors, Item 2. Properties, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend” and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.
Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will prove to be correct. Our actual results could be materially different from our expectations, including the following:
•	We may fail to negotiate an acceptable replacement interconnection agreement with AT&T (formerly SBC);

•	We may fail to prevail against AT&T on various disputed back billings that total in excess of $7,900,000;

•	We may lose subscribers or fail to grow our subscriber base;

•	We may not successfully integrate new subscribers or assets obtained through acquisitions;

•	We may fail to compete with existing and new competitors;

•	We may not be able to sustain our current growth;

•	We may not adequately respond to technological developments impacting the Internet;

•	We may experience a major system failure;

•	We may not be able to find needed capital resources.
This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Report under the caption “Item 1A. Risk Factors,” our other Securities and Exchange Commission filings and our press releases.

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
Our current business strategy is to become the dominant integrated communications provider in Oklahoma. We expect to grow through the acquisition of additional customers for our carrier-neutral co-location space and traditional telephone services, as well as through the acquisition of Internet service providers.
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
Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. At December 31, 2007 FullTel provided us with local telephone access in approximately 232 cities.
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
Generate Internal Sales Growth
We intend to expand our customer base by increasing our marketing efforts. At December 31, 2007, our direct sales force consisted of one individual in our Oklahoma City office coordinating all our business-to-business solutions sales. We currently have independent re-sellers responsible for their individual markets. Our sales force is supported in its efforts by technical engineers and our senior management. We intend to increase our phone directory advertising to include all cities in which we provide local telephone access. In addition, we are exploring other strategies to increase our sales, including other marketing partners such as electric cooperatives. We currently have one of the 20 local Oklahoma electric cooperatives as a marketing partner.
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
Increase Rural Area Market Share
We believe that the rural areas of Oklahoma are underserved by Internet service providers, and that significant profitable growth can be achieved in serving these markets by providing reliable Internet connectivity at a reasonable cost to the residents and businesses located in these areas. We believe we can obtain a significant Internet service provider and business-to-business market share in Oklahoma. To that end, through our wholly-owned subsidiary, FullTel, we became a licensed competitive local exchange carrier in Oklahoma. Since March 2003 when we installed our telephone switch, FullTel, as a competitive local exchange carrier, have provided local telephone numbers for Internet access.

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
Our branded and private label Internet access services are provided through a statewide network with points-of -presence in 232 communities throughout Oklahoma. Points-of-presence are local telephone numbers through which subscribers can access the Internet. Our business services consist of high-speed Internet access services and other services that enable wholesale customers to outsource their Internet and electronic commerce activities. We had approximately 2,500 subscribers at December 31, 2007. Additionally, FullNet sells Internet access to other Internet service providers, who then resell Internet access to their own customers under their private label or under the “FullNet” brand name.
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
CLEC Operations
Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. CLECs are new phone companies evolved from the Telecommunications Act of 1996 (Telecommunications Act) that requires the incumbent local exchange carriers or ILECs, generally the regional Bell companies including AT&T (formerly SBC), to provide CLECs access to their local facilities, and to compensate CLECs for traffic originated by ILECs and terminated on the CLECs network. By adding our own telephone switch and infrastructure to the existing telephone network in March 2003, we began offering certain local Internet access for dial-up services in most of Oklahoma. As a CLEC, we may subscribe to and resell all forms of local telephone service in Oklahoma. We intend to build our own network infrastructure, which we believe will reduce our current reliance upon the infrastructures of the ILECs. We believe that our CLEC status, combined with the efficiencies inherent in operating our own network, should result in lower overhead costs and a more predictable infrastructure, both of which should be to the benefit of our customers.
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
The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in which we will market, sell and operate our retail FullNet Internet service provider brand; wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone service. At December 31, 2007, FullTel provided us with local telephone access in approximately 232 cities. However, our ability to fully take advantage of these opportunities will be dependent upon the availability of additional capital.
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
Item 1A. Risk Factors.
This Report includes “forward looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although we believe that our plans, intentions and expectations reflected in such forward looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward looking statements are set forth below and elsewhere in this Report. All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below.
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
Necessity of Prevailing Against AT&T on Disputed Back Billings. AT&T (formerly SBC) has recently back billed us for various amounts that total in excess of $7,900,000. We believe that AT&T has no basis for these charges, are currently reviewing them with our attorneys and plan to vigorously dispute them. However, failure to prevail in the dispute of these back billings would have a material adverse effect on our business prospects, financial condition and results of operation.
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
Employees
As of December 31, 2007, we had 13 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.
Item 1B. Unresolved Staff Comments.
We do not have any unresolved staff comments to report.
Item 2. Properties
We maintain our executive office in approximately 13,000 square feet at 201 Robert S. Kerr Avenue, suite 210 in Oklahoma City, at an effective annual rental rate of $10.20 per square foot. These premises are occupied pursuant to a ten-year lease that expires December 31, 2009.
Item 3. Legal Proceedings
As a provider of telecommunications, we are affected by regulatory proceedings in the ordinary course of our business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). In addition, in our operations we rely on obtaining many of our underlying telecommunications services and/or facilities from incumbent local exchange carriers or other carriers pursuant to interconnection or other agreements or arrangements. In January 2007, we concluded a regulatory proceeding pursuant to the Federal Telecommunications Act of 1996 before the OCC relating to the terms of our interconnection agreement with Southwestern Bell Telephone, L.P. d/b/a AT&T, which succeeds a prior interconnection agreement. The OCC approved this agreement in May 2007. This agreement may be affected by regulatory proceedings at the federal and state levels, with possible adverse impacts on us. We are unable to accurately predict the outcomes of such regulatory proceedings at this time, but an unfavorable outcome could have a material adverse effect on our business, financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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

	Common Stock
	Closing Sale Prices
	High	Low
2007 –Calendar Quarter Ended:
March 31	$.19	$.03
June 30.08		.03
September 30.05		.03
December 31.06		.03
2006 –Calendar Quarter Ended:
March 31	$.08	$.08
June 30.06		.06
September 30.04		.04
December 31.03		.03
Number of stockholders
The number of beneficial holders of record of our common stock as of the close of business on March 28, 2008 was approximately 109.
Dividend Policy
To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth as of December 31, 2007, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans that have been approved by our shareholders. All of our outstanding stock option grants and warrants were pursuant to individual compensation arrangements and exercisable for the purchase of our common stock shares.

Number of
Securities
		Weighted-	Remaining
	Number of	Average	Available for
	Shares	Exercise Price	Future
	Underlying	of	Issuance under
	Unexercised	Outstanding	Equity
	Options	Options and	Compensation
Plan Category	and Warrants	Warrants	Plans(1)
Equity compensation plans approved by our shareholders:
None	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors	—	$—	—
Stock options granted to employees	3,132,134	$.42	—
Warrants and certain stock options issued to non-employees	376,000	$.41	—

Total	3,508,134	$.42	—

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
Item 6. Selected Financial Data.
As a smaller reporting company, we are not required and have not elected to report any information under this item (see “Item 8. Financial Statements and Supplementary Data.”).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this Report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Item 1A. Risk Factors” and our other periodic reports and documents filed with the Securities and Exchange Commission.
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
As a provider of telecommunications, we are affected by regulatory proceedings in the ordinary course of our business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). In addition, in our operations we rely on obtaining many of our underlying telecommunications services and/or facilities from incumbent local exchange carriers or other carriers pursuant to interconnection or other agreements or arrangements. In January 2007, we concluded a regulatory proceeding pursuant to the Federal Telecommunications Act of 1996 before the OCC relating to the terms of our interconnection agreement with Southwestern Bell Telephone, L.P. d/b/a AT&T, which succeeds a prior interconnection agreement. The OCC approved this agreement in May 2007. This agreement may be affected by regulatory proceedings at the federal and state levels, with possible adverse impacts on us. We are unable to accurately predict the outcomes of such regulatory proceedings at this time, but an unfavorable outcome could have a material adverse effect on our business, financial condition or results of operations.
AT&T has recently back billed us for various amounts that total in excess of $7,900,000. We believe that AT&T has no basis for these charges, are currently reviewing them with our attorneys and plan to vigorously dispute them. However, failure to prevail in the dispute of these back billings would have a material adverse effect on our business prospects, financial condition and results of operation.

Results of Operations
The following table sets forth certain statement of operations data as a percentage of revenues for the years ended December 31, 2007 and 2006:

	For the Years Ended December 31,
	2007		2006
		Percentage		Percentage
	Amount	of revenues	Amount	of revenues
Revenues:
Access service revenues	$643,155	33.9%	$741,017	41.9%
Co-location and other revenues	1,252,413	66.1	1,028,054	58.1

Total revenues	1,895,568	100.0	1,769,071	100.0

Operating costs and expenses:
Cost of access service revenues	233,931	12.3	214,339	12.1
Cost of co-location and other revenues	322,922	17.0	268,530	15.2
Selling, general and administrative expenses	1,334,285	70.4	1,369,228	77.4
Depreciation and amortization	297,176	15.7	309,893	17.5
Impairment expense	13,032	.7	—	—

Total operating costs and expenses	2,201,346	116.1	2,161,990	122.2

Loss from operations	(305,778)	(16.1)	(392,919)	(22.2)

Gain on debt forgiveness	54,795	2.9	19,925	1.1
Interest expense	(96,668)	(5.1)	(106,309)	(6.0)

Net loss	$(347,651)	(18.3)%	$(479,303)	(27.1)%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Revenues
Access service revenues decreased $97,862 or 13.2% to $643,155 for the year 2007 from $741,017 for the year 2006 primarily due to a decline in the number of customers.
Co-location and other revenues increased $224,359 or 21.8% to $1,252,413 for the year 2007 from $1,028,054 for the year 2006. This increase was primarily attributable to the addition of new customers and the sale of additional services to existing customers. During 2007 we did not record reciprocal compensation revenue (fees for terminating AT&T (formerly SBC) customers’ local calls onto our network). During 2006 we recorded approximately $7,800 in reciprocal compensation revenue. We began billing AT&T during 2004, and have billed for the periods of March 2003 through June 2006. AT&T failed to pay and is disputing approximately $166,700. We are pursuing AT&T for all balances due, however there is significant uncertainty as to whether or not we will be successful. Upon the ultimate resolution of AT&T’s challenge, we will recognize the associated revenue, if any. On a going-forward basis it is uncertain at what rate or if any reciprocal compensation will be allowed in our successor interconnection agreement with AT&T.
Operating Costs and Expenses
Cost of access service revenues increased $19,592 or 9.1% to $233,931 for the year 2007 from $214,339 for the year 2006. This increase was primarily due to recurring costs associated with expansion and support of our network. Cost of access service revenues as a percentage of access service revenues increased to 36.4% for the year 2007 from 28.9% for the year 2006 primarily due to the decrease in revenues.
Cost of co-location and other revenues increased $54,392 or 20.3% to $322,922 for the year 2007 from $268,530 for the year 2006. This increase was primarily due to increases to recurring costs related to increased customers on traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 25.8% for the year 2007 from 26.1% for the year 2006.

Selling, general and administrative expenses decreased $34,943 or 2.6% to $1,334,285 for the year 2007 from $1,369,228 for the year 2006 primarily due to a nonrecurring provision for bad debts of approximately $58,000 associated with the reciprocal compensation estimate. During the year 2006 we recorded approximately $7,800 in reciprocal compensation revenue (fees for terminating AT&T (formerly SBC) customers’ local calls onto our network). We began billing AT&T during 2004, and have billed for the periods of March 2003 through June 2006. AT&T failed to pay and is disputing approximately $166,700. During the fourth quarter of 2006, based upon a review of recent reciprocal compensation correspondence management concluded a change in estimate was appropriate and increased the provision for bad debts approximately $58,000. We are pursuing AT&T for all balances due, however there is significant uncertainty as to whether or not we will be successful. Upon the ultimate resolution of AT&T’s challenge, we will recognize the associated revenue, if any. On a going-forward basis it is uncertain at what rate or if any reciprocal compensation will be allowed in our successor interconnection agreement with AT&T. We also had decreases in employee costs and taxes of $9,517 and $7,340, respectively. These decreases were offset primarily by increases in agent commissions related to sales of traditional phone service, supplies and rent of $18,449, $12,381 and $11,393, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased to 70.4% during 2007 from 77.4% during 2006.
Depreciation and amortization expense decreased $12,717 or 4.1% to $297,176 for the year 2007 from $309,893 for the year 2006 primarily due to several of our intangible assets reaching full amortization. In January 2002, upon initially applying Statement of Financial Account Standards 142, Goodwill and Intangible Assets (“SFAS 142”), we reassessed useful lives and we began amortizing our intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Amortization expense for the years ended 2007 and 2006 relating to intangible assets was $23,082 and $43,652, respectively.
During 2007, we recorded an impairment expense of $13,032 on property held for sale. We recorded no impairment expense in 2006.
Gain on Debt Forgiveness
During 2007, we negotiated and settled the following liabilities for less than their carrying values.

	Carrying	Settlement
	Value	Amount	Gain
Accounts payable – trade	$54,795	$0	$54,795

During 2006, we negotiated and settled the following liabilities for less than their carrying values.

	Carrying	Settlement
	Value	Amount	Gain
Accounts payable	$21,380	$1,455	$19,925

Interest Expense
Interest expense decreased $9,641 or 9.1% to $96,668 for the year 2007 from $106,309 for the year 2006. This decrease was primarily attributable to the lower note balances from the payment of principal on the notes.
Liquidity and Capital Resources
As of December 31, 2007, we had $15,369 in cash and $1,892,047 in current liabilities, including $112,586 of deferred revenues that will not require settlement in cash.
At December 31, 2007, we had a working capital deficit of $1,788,439, while at December 31, 2006 we had a deficit working capital of $2,374,575. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
As of December 31, 2007, $172,657 of the $176,014 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts. At December 31, 2007, $270,142 payable under a matured lease obligation to a related party was outstanding and we had outstanding principal and interest owed on matured notes totaling $1,396,394. We have not made payment or negotiated an extension of the notes and the lenders have not made any payment demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.

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

	For the Years Ended December 31,
	2007	2006
Net cash flows provided by operations	$165,503	$185,551
Net cash flows used in investing activities	(83,844)	(91,915)
Net cash flows used in financing activities	(82,297)	(92,603)
Cash used for the purchases of equipment was $82,934 and $76,412, respectively, for the years ended December 31, 2007 and 2006. Cash used for the acquisition of assets was $910 and $15,503, respectively, for 2007 and 2006.
Cash used for principal payments on notes payable and capital lease obligations was $82,297 and $92,783, respectively, for the years ended December 31, 2007 and 2006.
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

As of December 31, 2007, our material contractual obligations and commitments were:

	Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	Year	Years	Years	5 Years
Long-term debt (a)	$830,636	$580,236	$69,600	$69,600	$111,200
Operating leases	386,229	189,853	196,376	—	—
Other agreements (b)	270,142	5,988	5,988	5,988	252,178

Total contractual cash obligations	$1,487,007	$776,077	$271,964	$75,588	$363,378

(a)	Included in this item are required principal and interest payments under a $320,000 note payable to a related party. Also included are convertible promissory notes totaling $510,636 that were matured at December 31, 2007. The convertible promissory notes are included in the Less than One Year total. We have not made payment or negotiated an extension of the convertible promissory notes, and the lenders have not made any demands. We are currently developing a plan to satisfy these notes subject to the approval of each individual note holder.

(b)	This item represents the required payments on a matured lease obligation to a related party.
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
We recognize revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. Access service revenues are recognized on a monthly basis over the life of each contract as services are provided. Contract periods range from monthly to yearly. Carrier-neutral telecommunications co-location revenues and traditional telephone services are recognized on a monthly basis over the life of the contract as services are provided. Revenue that is billed in advance of the services provided is deferred until the services are provided by the Company. Revenue related to set up charges is also deferred and amortized over the life of the contract.
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

Certain Accounting Matters
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 was effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007.
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
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on its consolidated financial statements.
In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”) which is a revision of Statement No. 141, Business Combinations. SFAS 141R will apply to all business combinations and will require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” at the acquisition date. SFAS 141R will also require transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. SFAS 141R is effective for acquisitions completed after January 1, 2009 and early adoption is prohibited. We are assessing the impact of the adoption of this Statement.
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are assessing the impact of the adoption of this Statement.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not required and have not elected to report any information under this item.
Item 8. Financial Statements and Supplementary Data.
Our financial statements, prepared in accordance with Regulation S-B, are set forth in this Report beginning on page F-1.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
During 2007 and 2006, we did not have disagreements with our principal independent accountants.

Item 9A. Controls and Procedures
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
•	(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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
Item 9A(T). Controls and Procedures.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Item 9B. Other Information
During the three months ended December 31, 2007 we did not have any events reportable on Form 8-K that were not reported.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The following information is furnished as of March 30, 2008 for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of two members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Position
Timothy J. Kilkenny	49	Chairman of the Board of Directors and CEO
Roger P. Baresel	52	Director, President, Chief Financial Officer and Secretary
Jason C. Ayers	33	Vice President of Operations
Patricia R. Shurley	51	Vice President of Finance
Michael D. Tomas	35	Vice President of Technology
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
Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Requirements
Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission (“SEC”) and each exchange on which our securities are listed, reports of ownership and subsequent changes in ownership of our common stock and our other securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during 2007 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met.
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

Item 11. Executive Compensation
The following table sets forth, for the last three fiscal years, the cash compensation paid by us to our Chairman and Chief Executive Officer (the “Named Executive Officer”). None of our executive officers earned annual compensation in excess of $100,000 during 2007.

	Annual					Long-Term
	Compensation					Compensation
						Securities
						Underlying
						Options and
	Fiscal			Other		Warrants
Name and Principal Position	Year	Salary		Compensation		(#) (1)
Timothy J. Kilkenny	2007	$115,161	(2)	$20,946	(5)	—
Chairman and CEO	2006	$103,516	(3)	$19,130	(6)	—
	2005	$117,125	(4)	$21,954	(7)	—

(1)	Options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant.

(2)	Includes $40,121 of deferred compensation.

(3)	Includes $32,948 of deferred compensation.

(4)	Includes $40,075 of deferred compensation.

(5)	Represents $8,400 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, and $10,746 of insurance premiums paid by us for the benefit of Mr. Kilkenny.

(6)	Represents $7,700 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,649 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, and $9,781 of insurance premiums paid by us for the benefit of Mr. Kilkenny.

(7)	Represents $8,400 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,909 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, and $11,645 of insurance premiums paid by us for the benefit of Mr. Kilkenny.
Stock Options Granted
We do not have a written stock option plan. However, the Board of Directors granted to our employees stock options exercisable for the purchase of 48,000 shares of our common stock during 2007. No stock options were granted to Mr. Kilkenny during 2007.
All options granted during 2007 are nonqualified stock options. During 2007, an aggregate of 48,000 options were granted outside of a formal plan to employees. Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.
2007 Year End Option Values
The following table sets forth information related to the exercise of stock options during 2007 and the number and value of options held by the following Named Executive Officer at December 31, 2007. During 2007, the Named Executive Officer did not exercise any options, nor did we reprice any outstanding options. For the purposes of this table, the “value” of an option is the difference between the estimated fair market value at December 31, 2007 of the shares of common stock subject to the option and the aggregate exercise price of such option.

	Number of Unexercised		Value of Unexercised In-the-
	Options at		Money Options at
	December 31, 2007		December 31, 2007 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Timothy J. Kilkenny
Chairman and CEO	714,000	—	$—	$—

(1)	Based on the December 31, 2007 estimated fair value of our common stock of $.04 per share.

Aggregate Stock Option Exercise
The following table sets forth information related to the number of stock options held by the named executive officer at December 31, 2007. During 2007, no options to purchase our common stock were exercised by the named executive officers.

	Outstanding Equity Awards at December 31, 2007
	Stock Option Awards
	Number of Common Stock		Option	Option
	Underlying Options		Exercise	Expiration
Name	Exercisable	Unexercisable	Price(1)	Date
Timothy J. Kilkenny	120,000	—	$.04	10/09/13
Chairman and CEO	150,000	—	$.04	10/09/13
	182,000	—	$.04	10/09/13
	80,000	—	$.05	03/18/12
	32,000	—	$.11	11/16/11
	50,000	—	$.70	07/18/11
	100,000	—	$1.00	12/08/10

(1)	The closing sale price of our common stock as reported on the OTC Bulletin Board on December 31, 2007 was $0.04.
Director Compensation
During the fiscal year ended December 31, 2007, our directors did not receive any compensation for serving in such capacities.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership
The following table sets forth information as of March 30, 2008, concerning the beneficial ownership of our Common Stock by each person (other than our directors and executive officers) who is known by us to own more than 5% of the outstanding shares of our Common Stock. The information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the Securities and Exchange Commission or other information provided to us by the beneficial owner or our stock transfer agent.

	Common Stock
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Generation Capital Associates (2) 1085 Riverside Trace, Atlanta, Georgia 30328	778,108	9.9%
Karen Gustafson & Greg Kusnick (3) P.O. Box 22443, Seattle, Washington 98112	410,231	5.4%
Greg Lowney & Maryanne Snyder (4) 15207 N.E. 68th Street, Redmond, Washington 98052	410,231	5.4%
Laura L. Kilkenny (5) 3160 Long Drive, Newcastle, Oklahoma 73065	465,000	6.3%

(1)	Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 7,425,565 outstanding shares of common stock as of March 30, 2008.

(2)	Generation Capital Associates holds 267,608 shares of our common stock. The number of shares includes 345,000 shares of our common stock that are subject to currently exercisable common stock purchase warrants. Amounts shown do not include 54,500 shares of our common stock that are subject to common stock purchase warrants that are not currently exercisable because they contain a provision prohibiting their exercise to the extent that they would increase Generation Capital Associates’ percentage ownership beyond 9.9% of our outstanding shares of common stock. We have an operating lease and an interim loan with Generation Capital (see “Item. 13 Certain Relationships and Related Transactions, and Director Independence”).

(3)	Ms. Gustafson & Mr. Kusnick hold 155,129 shares of our common stock. The number of shares includes 255,102 shares of our common stock that are subject to a currently convertible promissory note.

(4)	Mr. Lowney & Ms. Snyder hold 155,129 shares of our common stock. The number of shares includes 255,102 shares of our common stock that are subject to a currently convertible promissory note.

(5)	Ms. Kilkenny is the former-wife of Timothy J. Kilkenny, our Chairman of the Board and Chief Executive Officer. Ms. Kilkenny holds 415,000 shares of our common stock. The number of shares includes 50,000 shares of our common stock that are subject to currently exercisable common stock purchase options.

The following table sets forth information as of March 30, 2008, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 10. Directors and Executive Officers, and Corporate Governance” and all of our directors and executive officers as a group. There are no family relationships amongst our executive officers and directors. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock
	Beneficially Owned
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Timothy J. Kilkenny* (2)(3)	1,729,000	21.3%
Roger P. Baresel* (2)(4)	575,362	7.4%
Jason C. Ayers (2)(5)	405,795	5.5%
Patricia R. Shurley (2)(6)	292,000	3.9%
Michael D. Tomas (2)(7)	260,000	3.5%

All executive officers and directors as a group (5 persons)	3,262,157	41.6%

*	Director

(1)	Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 7,425,565 shares being outstanding at March 30, 2008.

(2)	Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.

(3)	Timothy J. Kilkenny and Barbara J. Kilkenny, husband and wife, hold 915,000 and 100,000 shares of our common stock, respectively. The number of shares includes 714,000 shares of our common stock that are subject to currently exercisable stock options held by Mr. Kilkenny.

(4)	Roger P. Baresel and Judith A. Baresel, husband and wife, hold 34,408 and 92,659 shares of our common stock, respectively. They hold 31,250 shares of our common stock as joint tenants. The number of shares includes 198,745 shares of our common stock subject to currently exercisable stock options held by Mr. Baresel, and 218,300 shares of our common stock subject to currently exercisable stock options held by Mrs. Baresel.

(5)	Jason C. Ayers holds 323,295 shares of our common stock. The number of shares includes 82,500 shares of our common stock that are subject to currently exercisable common stock options held by Mr. Ayers.

(6)	Patricia R. Shurley holds 209,500 shares of our common stock. The number of shares includes 82,500 shares of our common stock that are subject to currently exercisable common stock purchase options held by Ms. Shurley.

(7)	Michael D. Tomas holds 177,500 shares of our common stock. The number of shares includes 82,500 shares of our common stock that are subject to currently exercisable common stock purchase options held by Mr. Tomas.

Item 13. Certain Relationships and Related Transactions, and Director Independence
We have an operating lease for certain equipment which is leased from one of our significant shareholders who also holds a $320,000 interim loan (see Note E — Notes Payable). The terms of the original lease, dated November 21, 2001, requires rental payments of $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments. In January and November 2006, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. At December 31, 2007 we had recorded $270,142 in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations.
Item 14. Principal Accountant Fees and Services
The following table sets forth the aggregate fees, including expenses, billed to us for the years ended December 31, 2007 and 2006 by our principal accountant.

	2007	2006
Audit Fees — Murrell, Hall, McIntosh & Co., PLLP	$35,500	$34,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
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

Item 15. Exhibits, Financial Statement Schedules.
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
#

Exhibit
Number	Exhibit
4.16	Form of 2001 Exchange Warrant Agreement (filed as Exhibit 4.16 to Registrant’s Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference).	#

4.17	Form of 2001 Exchange Warrant Certificate (filed as Exhibit 4.17 to Registrant’s Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference).	#

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: March 31, 2008	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: March 31, 2008	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2008	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny,
Chairman of the Board and Director

Date: March 31, 2008	By:	/s/ ROGER P. BARESEL
Roger P. Baresel, Director

Report of Independent Registered Public Accounting Firm
We have audited the accompanying consolidated balance sheets of FullNet Communications, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FullNet Communications, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company’s current liabilities exceed its current assets by $1,788,439 as of December 31, 2007. The Company also had disputed back billings from one of its access providers. The Company disputes this claim and has not recorded any liability related to this claim as of December 31, 2007. An adverse outcome regarding this claim could have a materially adverse effect on the Company’s ability to continue as a going concern. These matters, among others as discussed in Note A to the financial statements, raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Murrell, Hall, McIntosh & Co., PLLP
March 28, 2008 Oklahoma City, Oklahoma

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$15,369	$16,007
Accounts receivable, net	25,968	24,407
Prepaid expenses and other current assets	62,271	95,452

Total current assets	103,608	135,866

PROPERTY AND EQUIPMENT, net	507,968	699,128

INTANGIBLE ASSETS, net	25,553	47,725

OTHER ASSETS	5,250	18,282

TOTAL	$642,379	$901,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable — trade	$176,014	$185,949
Accounts payable — related party, current portion	5,988	270,142
Accrued and other current liabilities	1,017,223	848,783
Accrued interest — related party, current portion	34,800	184,197
Notes payable, current portion	510,636	592,933
Notes payable — related party, current portion	34,800	320,000
Deferred revenue	112,586	108,437

Total current liabilities	1,892,047	2,510,441

ACCOUNTS PAYABLE — related party, less current portion	264,154	—
ACCRUED INTEREST — related party, less current portion	181,397	—
NOTES PAYABLE, less current portion	285,200	—
OTHER LIABILITIES	44,452	67,927

Total liabilities	2,667,250	2,578,368

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 6,670,878 shares in 2007 and 2006	68	68
Common stock issuable, 70,257 shares in 2007 and 2006	57,596	57,596
Additional paid-in capital	8,350,254	8,350,107
Accumulated deficit	(10,432,789)	(10,085,138)

Total stockholders’ deficit	(2,024,871)	(1,677,367)

TOTAL	$642,379	$901,001

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2007	2006
REVENUES
Access service revenues	$643,155	$741,017
Co-location and other revenues	1,252,413	1,028,054

Total revenues	1,895,568	1,769,071

OPERATING COSTS AND EXPENSES
Cost of access service revenues	233,931	214,339
Cost of co-location and other revenues	322,922	268,530
Selling, general and administrative expenses	1,334,285	1,369,228
Depreciation and amortization	297,176	309,893
Impairment expense	13,032	—

Total operating costs and expenses	2,201,346	2,161,990

LOSS FROM OPERATIONS	(305,778)	(392,919)

GAIN ON DEBT FORGIVENESS	54,795	19,925
INTEREST EXPENSE	(96,668)	(106,309)

NET LOSS	$(347,651)	$(479,303)

Net loss per common share
Basic	$(.05)	$(.07)

Assuming dilution	$(.05)	$(.07)

Weighted average number of common shares outstanding
Basic	6,741,135	6,740,985

Assuming dilution	6,741,135	6,740,985

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years ended December 31, 2007 and 2006

			Common
	Common stock		stock	Additional	Accumulated
	Shares	Amount	issuable	paid-in capital	deficit	Total
Balance at January 1, 2006	6,652,878	$66	$57,596	$8,328,004	$(9,605,835)	$(1,220,169)

Warrant exercise	18,000	2	—	178	—	180

Warrant extension granted in settlement of liabilities	—	—	—	21,900	—	21,900

Stock compensation expense	—	—	—	25	—	25

Net loss	—	—	—	—	(479,303)	(479,303)

Balance at December 31, 2006	6,670,878	$68	$57,596	$8,350,107	$(10,085,138)	$(1,677,367)

Stock compensation expense	—	—	—	147	—	147

Net loss	—	—	—	—	(347,651)	(347,651)

Balance at December 31, 2007	6,670,878	$68	$57,596	$8,350,254	$(10,432,789)	$(2,024,871)

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(347,651)	$(479,303)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	297,176	309,893
Gain on bad debt recovery	—	—
Gain on debt forgiveness	(54,795)	(19,925)
Impairment expense	13,032	—
Stock compensation	147	25
Provision for uncollectible accounts receivable	94	19,628
Net (increase) decrease in
Accounts receivable	(1,655)	78,581
Prepaid expenses and other current assets	33,181	13,179
Net increase (decrease) in
Accounts payable — trade	(9,935)	44,876
Accounts payable — related party	54,795	73,060
Accrued and other liabilities	144,965	125,884
Accrued interest — related party	32,000	32,000
Deferred revenue	4,149	(12,347)

Net cash provided by operating activities	165,503	185,551

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(82,934)	(76,412)
Acquisition of assets	(910)	(15,503)

Net cash used in investing activities	(83,844)	(91,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(82,297)	(92,783)
Proceeds from exercise of warrants	—	180

Net cash used in financing activities	(82,297)	(92,603)

NET INCREASE (DECREASE) IN CASH	(638)	1,033

Cash at beginning of year	16,007	14,974

Cash at end of year	$15,369	$16,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$13,456	$19,375
Warrant extension granted in settlement of liabilities	—	21,900
See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
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
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial net losses. At December 31, 2007 current liabilities exceeded current assets by $1,788,439 and total liabilities exceeded total assets by $2,024,871. In addition, during September 2005, the Company received a back billing from AT&T (formerly SBC) of approximately $230,000. Since then, the Company has received a number of additional back billings from AT&T that total in excess of $7,900,000. The Company believes AT&T has no basis for these charges, is currently reviewing these billings with its attorneys and plans to vigorously dispute the charges. Therefore, the Company has not recorded any expense or liability related to these billings. An adverse outcome regarding this claim could have a materially adverse effect on the Company’s ability to continue as a going concern.
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
During 2006 the Company recorded approximately $7,800 in reciprocal compensation revenue (fees for terminating AT&T (formerly SBC) customers’ local calls onto our network). The Company began billing AT&T during 2004, and has billed for the periods of March 2003 through June 2006. AT&T failed to pay and is disputing approximately $166,700. The Company is pursuing AT&T for all balances due, however there is significant uncertainty as to whether or not the Company will be successful. Upon the ultimate resolution of AT&T’s challenge, the Company will recognize the associated revenue, if any. On a going-forward basis it is uncertain at what rate or if any reciprocal compensation will be allowed in the Company’s successor interconnection agreement with AT&T.
3. Accounts Receivable
Accounts receivable consist of the following as of December 31:

	2007	2006

Accounts receivable	$213,716	$212,061
Less allowance for doubtful accounts	(187,748)	(187,654)

	$25,968	$24,407

Accounts receivable, other than certain large customer accounts which are evaluated individually, are considered past due for purposes of determining the allowance for doubtful accounts as follows:

1 - 29 days	1.5%
30 - 59 days	30%
60 - 89 days	50%
> 90 days	100%
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
6. Long-Lived Assets
The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets in determining impairment losses on long-term assets. All long-lived assets held and used by the Company, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The Company recorded an impairment expense of $13,032 on property held for sale during the year ended December 31, 2007. The Company recorded no impairments during the year ended December 31, 2006.
7. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following as of December 31:

	2007	2006

Accrued interest	$349,561	$294,995
Accrued deferred compensation	506,990	435,669
Accrued other liabilities	160,672	118,119

	$1,017,223	$848,783

Accrued net deferred compensation consists of the following as of December 31, 2007:

Accrued in:
2007	$71,321
2006	81,752
2005	48,831
2000-2005	305,086

$506,990

All of the Company’s executive officers have voluntarily agreed to defer a portion of their compensation. This compensation is vested.
Accrued other liabilities includes $68,548 and $51,363 for unused vacation and sick leave at December 31, 2007 and 2006, respectively.
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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and does not believe it has any material unrealized tax benefits at December 31, 2007. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004.
9. Loss per share
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

	2007	2006
Numerator:
Net loss	$(347,651)	$(479,303)
Denominator:
Weighted average shares and share equivalents outstanding — basic	6,741,135	6,740,985
Effect of dilutive stock options	—	—
Effect of dilutive warrants	—	—
Effect of dilutive convertible promissory notes	—	—

Weighted average shares and share equivalents outstanding — assuming dilution	6,741,135	6,740,985

Net loss per share — basic	$(.05)	$(.07)

Net loss per share — assuming dilution	$(.05)	$(.07)

Basic and diluted loss per share were the same for the years ended December 31, 2007 and 2006 because there was a net loss for the year.
Stock options exercisable for the purchase of 3,085,134 and 3,083,034 common stock shares at exercise prices ranging from $.01 to $3.00 per share were outstanding for the years ended December 31, 2007 and 2006, respectively, but were not included in the calculation of income per share - assuming dilution because there was a net loss for the year.
Warrants exercisable for the purchase of 641,000 and 667,000 common stock shares at exercise prices ranging from $.01 to $1.00 per share were outstanding for the years ended December 31, 2007 and 2006, respectively, but were not included in the calculation of income per share — assuming dilution because there was a net loss for the year.
Convertible promissory notes convertible into 1,003,659 common stock shares at a conversion prices ranging from $.49 to $.51 per share (see Note E — Notes Payable) were outstanding for the year ended December 31, 2007 but were not included in the calculation of income per share — assuming dilution because there was a net loss for the year.
Convertible promissory notes convertible into 1,036,992 common stock shares at conversion prices ranging from $.15 to $.51 per share (see Note E — Notes Payable) were outstanding for the year ended December 31, 2006 but were not included in the calculation of income per share — assuming dilution because there was a net loss for the year.

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
The following weighted average assumptions were used:

	2007	2006
Risk free interest rate	4.4%	4.4%
Expected lives (in years)	5	5
Expected volatility	138%	118%
Dividend yield	0%	0%
The following table summarizes the Company’s employee stock option activity for years ended December 31, 2007 and 2006:

		Weighted		Weighted
		Average		Average
	2007	Exercise Price	2006	Exercise Price
Options outstanding, beginning of year	3,122,034	$.42	3,083,034	$.45

Options granted during the year	48,000	.04	39,000	.09

Options exercised during the year	—	—	—	—

Options cancelled during the year	(37,900)	.09	—	—

Options outstanding, end of year	3,132,134	$.42	3,122,034	$.42

Options exercisable at end of year	3,085,134	$.43	3,083,034	$.43

Weighted average fair value of options granted during the year		$.04		$.07

The following table summarizes information about employee stock options outstanding at December 31, 2007:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
Range of	Number	remaining	average exercise	Number	average exercise
exercise prices	outstanding	contractual life	price	exercisable at	price

$0.01 - $0.70	2,336,711	5.45 years	$0.12	2,289,711	$0.12
$1.00-$1.50	671,290	2.85 years	$1.07	671,290	$1.07
$1.81-$3.00	124,133	2.32 years	$2.62	124,133	$2.62

	3,132,134	4.77 years	$0.42	3,085,134	$0.43

Common Stock Warrants and Certain Stock Options - A summary of common stock purchase warrant and certain stock option activity for the years ended December 31, 2007 and 2006 follows:
Warrants for 18,000 shares of the Company’s common stock were exercised in January 2006 for $180.
In January and November 2006, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for a related party lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease.
Common stock warrants and certain stock options exercisable for 26,000 shares of common stock expired during 2007 (weighted average exercise price $.07 per share).
Common stock warrants and certain stock options exercisable for 794,306 shares of common stock expired during 2006 (weighted average exercise price $1.16 per share).
Outstanding common stock purchase warrants and certain stock options issued to non-employees outstanding at December 31, 2007 are as follows:

Number	Exercise	Expiration
of shares	price	year

50,000	.01	2008
275,000	1.00	2009
70,000	.13	2009
220,000	.01	2009
14,000	.10	2012
12,000	.08	2012

641,000

The following table summarizes the Company’s common stock purchase warrant and certain stock option activity for the years ended December 31, 2007 and 2006:

		Weighted		Weighted
		Average		Average
	2007	Exercise Price	2006	Exercise Price

Warrants and certain stock options outstanding, beginning of year	667,000	$.44	1,479,306	$.82

Warrants and certain stock options issued during the year	—	—	—	—

Warrants and certain stock options exercised during the year	—	—	(18,000)	.01

Warrants and certain stock options expired during the year	(26,000)	.07	(794,306)	1.16

Warrants and certain stock options outstanding, end of year	641,000	$.45	667,000	$.44

11. Advertising
The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. Advertising expense for the years ended December 31, 2007 and 2006 was $30,029 and $33,361, respectively.
12. Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.
13. Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007.
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
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.
In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”) which is a revision of Statement No. 141, Business Combinations. SFAS 141R will apply to all business combinations and will require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” at the acquisition date. SFAS 141R will also require transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. SFAS 141R is effective for acquisitions completed after January 1, 2009 and early adoption is prohibited. Management is assessing the impact of the adoption of this Statement.
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company is assessing the impact that SFAS 160 may have on its financial position, results of operations, and cash flows.
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is assessing the impact of the adoption of this Statement.

14. Reclassifications
Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.
NOTE C — PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31:

	2007	2006

Computers and equipment	$1,420,177	$1,340,246
Leasehold improvements	965,864	962,861
Software	57,337	57,337
Furniture and fixtures	28,521	28,521

	2,471,899	2,388,965
Less accumulated depreciation	(1,963,931)	(1,689,837)

	$507,968	$699,128

Depreciation expense for the years ended December 31, 2007 and 2006 was $274,094 and $266,241, respectively.
NOTE D — INTANGIBLE ASSETS
Intangible assets consist primarily of acquired customer bases and covenants not to compete and relate to the purchases of certain business operations as follows:

	December 31,
	2007	2006
InterCorp acquisition	$4,119	$4,119
Talihina acquisition	21,017	20,107
CWIS acquisition	105,638	105,638
LAWTONNET acquisition	65,000	65,000
SONET acquisition	42,547	42,547
IPDatacom acquisition	137,849	137,849
FOT acquisition	93,649	93,649
FOB acquisition	194,780	194,780
FON acquisition	139,650	139,650
Harvest merger	2,009,858	2,009,858
Animus acquisition	318,597	318,597
Tulsa acquisition	70,000	70,000

	3,202,704	3,201,794
Less accumulated amortization	(3,177,151)	(3,154,069)

	$25,553	$47,725

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

Amortization expense for the years ended December 31, 2007 and 2006 relating to intangible assets was $23,082 and $43,652, respectively.
NOTE E — NOTES PAYABLE
Notes payable consist of the following:

	December 31,	December 31,
	2007	2006
Notes payable to a bank, payable in monthly installments of $8,768, including interest of 9.5%, maturing September 2008; collateralized by property and equipment, accounts receivable and Company common stock owned by the founder and CEO of the Company; guaranteed by the founder and CEO of the Company; partially guaranteed by the Small Business Administration	$—	$77,297

Interim loan from a related party, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (1)	320,000	320,000

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and are matured at December 31, 2006 (convertible into approximately 1,003,659 shares at December 31, 2007 and December 31, 2006) (2)	510,636	510,636

Other notes payable	—	5,000

	830,636	912,933

Less current portion	545,436	912,933

	$285,200	$—

(1)	In September 2007, the lender agreed to accept monthly payments of $5,800 beginning December 1, 2007 to be allocated 50% to principal and 50% to interest. At December 31, 2007, the outstanding principal and interest of the interim loan was $536,197.

(2)	During 2000 and 2001, the Company issued 11% convertible promissory notes or converted other notes payable or accounts payable to convertible promissory notes in an amount totaling $2,257,624. The terms of the Notes were 36 months with limited prepayment provisions. Each of the Notes may be converted by the holder at any time at $1.00 per common stock share and by the Company upon registration and when the closing price of the Company’s common stock has been at or above $3.00 per share for three consecutive trading days. Additionally, the Notes were accompanied by warrants exercisable for the purchase of the number of shares of Company’s common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00. These warrants were exercisable at any time during the five years following issuance at an exercise price of $.01 per share. Under the terms of the Notes, the Company was required to register the common stock underlying both the Notes and the detached warrants by filing a registration statement with the Securities and Exchange Commission within 45 days following the Final Expiration Date of the Offering (March 31, 2001). On May 31, 2001, the Company exchanged 2,064,528 shares of its common stock and warrants (exercisable for the purchase of 436,748 shares of common stock at $2.00 per share) for convertible promissory notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. The warrants expired on May 31, 2006. This exchange was accounted for as an induced debt conversion and a debt conversion expense of $370,308 was recorded.
Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At December 31, 2007, the outstanding principal and interest of the convertible promissory notes was $860.197.

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
Aggregate future maturities of notes payable at December 31, 2007 are as follows:

Year ending December 31
2008	$545,436
2009	34,800
2010	34,800
2011	34,800
2012 and thereafter	180,800

$830,636

NOTE F — COMMITMENTS
Operating Leases
The Company leases certain office facilities used in its operations under non-cancelable operating leases expiring in 2009. Future minimum lease payments required at December 31, 2007 under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2008	$189,853
2009	196,376
2010	—
2011	—

$386,229

Rental expense for all operating leases for the years ended December 31, 2007 and 2006 was approximately $194,986 and $176,807, respectively.
The Company’s long-term non-cancelable operating lease includes scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred credit of $53,463 and $70,411 at December 31, 2007 and 2006, respectively, which is reflected in Other Long-term Liabilities on the Balance Sheet to reflect the net excess of rental expense over cash payments since inception of the lease. In addition to the base rent payments the Company pays a monthly allocation of the building’s operating expenses.

NOTE G — INCOME TAXES
The Company’s effective income tax rate on net loss differed from the federal statutory rate of 34% as follows at December 31:

	2007	2006
Income taxes at federal statutory rate	$(120,000)	$(163,000)
State income taxes	(15,000)	(22,000)
Change in valuation allowance	(50,000)	202,000
Nondeductible expenses	3,000	2,000
Other	182,000	(19,000)

Total tax expense	$—	$—

The components of deferred income tax assets were as follows at December 31:

	2007	2006
Deferred income tax assets
Basis difference in property and equipment and intangible assets	$334,000	$302,000
Deferred revenue	43,000	42,000
Net operating loss	1,070,000	1,037,000
Deferred compensation and other	259,000	375,000
Valuation allowance	(1,706,000)	(1,756,000)

Net deferred income tax asset	—	—

Change in valuation allowance	$(50,000)	$202,000

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2007, the Company has a net operating loss carry forward of approximately $2,700,000 that will expire at various dates through 2027. As such carry forward can only be used to offset future taxable income of the Company, management has provided a valuation allowance until it is more likely than not that taxable income will be generated.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and does not believe it has any material unrealized tax benefits at December 31, 2007. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004.
NOTE H — STOCKHOLDERS’ DEFICIT
Common Stock - Warrants for 18,000 shares of the Company’s common stock were exercised in January 2006 for $180.
NOTE I — RELATED PARTY TRANSACTIONS
The Company has an operating lease for certain equipment which is leased from one of its significant shareholders who also holds a $320,000 interim loan (see Note E — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. At December 31, 2007 we had recorded $270,142 in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations.

NOTE J — CREDITOR SETTLEMENTS AND DEBT FORGIVENESS
During the year ended December 31, 2007, the Company negotiated and settled the following liabilities for less than their carrying values. The basic and diluted per share amount of the aggregate gain on debt forgiveness for the year ended December 31, 2007 was $.01.

	Carrying Value	Settlement Amount	Gain
Accounts payable — related party	$54,795	$0	$54,795

During the year ended December 31, 2006, the Company negotiated and settled the following liabilities for less than their carrying values. The basic and diluted per share amount of the aggregate gain on debt forgiveness for the year ended December 31, 2006 was zero.

	Carrying Value	Settlement Amount	Gain
Accounts payable	$21,380	$1,455	$19,925

NOTE K — ACQUISITION
On July 30, 2004, the Company purchased approximately 1,300 of the dial-up Internet access customers of CWIS Internet Services, Inc. (CWIS), an Oklahoma corporation. In addition to paying $25,000 at closing, the Company paid CWIS an amount based upon the future collected revenues received from all active CWIS customers transferred at the time of closing for eighteen months following the closing. The aggregate purchase price has been allocated to the underlying net assets purchased, including an intangible asset, which consists of the acquired customer base, based on their estimated fair values at the acquisition date. The intangible asset is being amortized based on decreases of the acquired customer base. During 2006, an additional $4,090 was paid and the eighteen month payout was completed. As of December 31, 2006 $95,115 had been paid based on additional revenues and was recorded as an increase to the intangible asset.
NOTE L — CONTINGENCIES
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
As a provider of telecommunications, the Company is affected by regulatory proceedings in the ordinary course of its business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). In addition, in its operations the Company relies on obtaining many of its underlying telecommunications services and/or facilities from incumbent local exchange carriers or other carriers pursuant to interconnection or other agreements or arrangements. In January 2007, the Company concluded a regulatory proceeding pursuant to the Federal Telecommunications Act of 1996 before the OCC relating to the terms of its interconnection agreement with Southwestern Bell Telephone, L.P. d/b/a AT&T, which succeeds a prior interconnection agreement. The OCC approved this agreement in May 2007. This agreement may be affected by regulatory proceedings at the federal and state levels, with possible adverse impacts on the Company. The Company is unable to accurately predict the outcomes of such regulatory proceedings at this time, but an unfavorable outcome could have a material adverse effect on the Company’s business, financial condition or results of operations.

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