Form 10-Q
period 2008-03-31
FULLNET COMMUNICATIONS INC
filed 2008-05-15
CIK 1092570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(405) 236-8200
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 12, 2008, 7,425,565 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2008	2007
	(Unaudited)	(Derived from
		Audited Statements)
ASSETS
CURRENT ASSETS
Cash	$13,660	$15,369
Accounts receivable, net	16,288	25,968
Prepaid expenses and other current assets	33,061	62,271

Total current assets	63,009	103,608

PROPERTY AND EQUIPMENT, net	473,108	507,968

INTANGIBLE ASSETS, net	20,773	25,553

OTHER ASSETS	5,250	5,250

TOTAL	$562,140	$642,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable — trade	$218,828	$176,014
Accounts payable — related party, current portion	5,988	5,988
Accrued and other current liabilities	1,003,707	1,017,223
Accrued interest — related party, current portion	34,800	34,800
Notes payable, current portion	510,636	510,636
Notes payable — related party, current portion	34,800	34,800
Deferred revenue	114,201	112,586

Total current liabilities	1,922,960	1,892,047

ACCOUNTS PAYABLE — related party, less current portion	256,669	264,154
ACCRUED INTEREST — related party, less current portion	177,686	181,397
NOTES PAYABLE — related party, less current portion	273,600	285,200
OTHER LIABILITIES	36,954	44,452

Total liabilities	2,667,869	2,667,250

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 7,355,308 and 6,670,878 shares in 2008 and 2007, respectively	74	68
Common stock issuable, 70,257 shares in 2008 and 2007	57,596	57,596
Additional paid-in capital	8,378,341	8,350,254
Accumulated deficit	(10,541,740)	(10,432,789)

Total stockholders’ deficit	(2,105,729)	(2,024,871)

TOTAL	$562,140	$642,379

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2008	March 31, 2007
REVENUES
Access service revenues	$143,347	$161,853
Co-location and other revenues	343,837	300,118

Total revenues	487,184	461,971

OPERATING COSTS AND EXPENSES
Cost of access service revenues	56,519	53,865
Cost of co-location and other revenues	81,524	78,128
Selling, general and administrative expenses	366,134	341,048
Depreciation and amortization	68,494	74,592

Total operating costs and expenses	572,671	547,633

LOSS FROM OPERATIONS	(85,487)	(85,662)

INTEREST EXPENSE	(23,464)	(24,662)

NET LOSS	$(108,951)	$(110,324)

Net loss per share — basic	$(.02)	$(.02)

Net loss per share — assuming dilution	$(.02)	$(.02)

Weighted average shares outstanding — basic	6,878,021	6,741,135

Weighted average shares outstanding — assuming dilution	6,878,021	6,741,135

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
Three Months Ended March 31, 2008

			Common	Additional
	Common stock		Stock	Paid In	Accumulated
	Shares	Amount	Issuable	Capital	Deficit	Total

Balance at January 1, 2008	6,670,878	$68	$57,596	$8,350,254	$(10,432,789)	$(2,024,871)

Stock compensation expense	—	—	—	44	—	44

Options exercise	684,430	7	—	28,042	—	28,049

Net loss	—	—	—	—	(108,951)	(108,951)

Balance at March 31, 2008	7,355,308	$75	$57,596	$8,378,340	$(10,541,740)	$(2,105,729)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(108,951)	$(110,324)
Adjustments to reconcile net loss to net cash provided by operating Activities
Depreciation and amortization	68,494	74,592
Stock compensation	44	—
Provision for uncollectible accounts receivable	949	(771)
Net (increase) decrease in
Accounts receivable	8,731	12,248
Prepaid expenses and other current assets	29,210	(29,096)
Net increase (decrease) in
Accounts payable — trade	42,814	(9,861)
Accounts payable — related party	(7,485)	18,264
Accrued and other liabilities	(21,015)	70,525
Accrued interest — related party	(3,711)	7,891
Deferred revenue	1,615	11,864

Net cash provided by operating activities	10,695	45,332

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(28,853)	(19,803)
Acquisition of assets	—	(910)

Net cash used in investing activities	(28,853)	(20,713)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	—	(24,454)
Principal payments on borrowings under notes payable — related party	(11,600)	—
Proceeds from exercise of options	28,049	—

Net cash provided by (used in) financing activities	16,449	(24,454)

NET INCREASE (DECREASE) IN CASH	(1,709)	165

Cash at beginning of period	15,369	16,007

Cash at end of period	$13,660	$16,172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$11,600	$3,583
See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2007.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2008. Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.

2.	MANAGEMENT’S PLANS

At March 31, 2008, current liabilities exceed current assets by $1,859,951. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on various loans (see Note 9. Notes Payable). These factors raise substantial doubts about the Company’s ability to continue as a going concern.

During September 2005, the Company received a back billing from AT&T (formerly SBC) of approximately $230,000. Since then, the Company has received a number of additional back billings from AT&T that total in excess of $7,900,000. The Company believes AT&T has no basis for these charges, has reviewed these billings with its attorneys and is vigorously disputing the charges. Therefore, the Company has not recorded any expense or liability related to these billings.

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

Loss per share — basic is calculated by dividing net loss by the weighted average number of shares of stock outstanding during the period, including shares issuable without additional consideration. Loss per share — assuming dilution is calculated by dividing net loss by the weighted average number of shares outstanding during the period adjusted for the effect of dilutive potential shares calculated using the treasury stock method.

	Three Months Ended
	March 31, 2008	March 31, 2007
Numerator:
Net loss	$(108,951)	$(110,324)
Denominator:
Weighted average shares outstanding — basic	6,878,021	6,741,135
Effect of dilutive stock options	—	—
Effect of dilutive warrants	—	—

Weighted average shares outstanding — assuming dilution	6,878,021	6,741,135

Net loss per share — basic	$(.02)	$(.02)

Net loss per share — assuming dilution	$(.02)	$(.02)

Basic and diluted loss per share were the same for the three months ended March 31, 2008 and 2007 because there was a net loss for each period.
5.	ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	March 31, 2008	December 31, 2007

Accounts receivable	$204,985	$213,716
Less allowance for doubtful accounts	(188,697)	(187,748)

	$16,288	$25,968

6.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31, 2008	December 31, 2007

Computers and equipment	$1,449,030	$1,420,177
Leasehold improvements	965,864	965,864
Software	57,337	57,337
Furniture and fixtures	28,521	28,521

	2,500,752	2,471,899
Less accumulated depreciation	(2,027,644)	(1,963,931)

	$473,108	$507,968

Depreciation expense for the three months ended March 31, 2008 and 2007 was $63,713 and $68,282, respectively.
7.	INTANGIBLE ASSETS

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

Amortization expense for the three months ended March 31, 2008 and 2007 relating to intangible assets was $4,781 and $6,310, respectively.

8.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	March 31, 2008	December 31, 2007

Accrued interest	$363,761	$349,561
Accrued deferred compensation	483,033	506,990
Accrued other liabilities	156,913	160,672

	$1,003,707	$1,017,223

9.	NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2008	December 31, 2007
Interim loan from a related party, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (1)	$308,400	$320,000

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and matured at December 31, 2006 (convertible into approximately 1,003,659 shares at March 31, 2008 and December 31, 2007) (2)	510,636	510,636

	819,036	830,636

Less current portion	545,436	545,436

	$273,600	$285,200

(1)
In September 2007, the lender agreed to accept monthly payments of $5,800 beginning December 1, 2007 to be allocated 50% to principal and 50% to interest. At March 31, 2008, the outstanding principal and interest of the interim loan was $520,886.

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

Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At March 31, 2008, the outstanding principal and interest of the convertible promissory notes was $874,397.
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
10.	COMMON STOCK OPTIONS AND WARRANTS

The following table summarizes the Company’s employee stock option activity for the three months ended March 31, 2008:

	Three Months Ended	Weighted Average
	March 31, 2008	Exercise Price
Options outstanding, beginning of the period	3,132,134	$.42

Options granted during the period	3,000	.04

Options exercised during the period	(684,430)	.04

Options cancelled during the period	(3,000)	.04

Options outstanding, end of the period	2,447,704	$.53

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) replaced SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method as described in the standard. Under the modified prospective method, the Company is required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion at time of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. As of January 1, 2006, the Company had no unvested outstanding awards and as a result, the adoption of SFAS123(R) had no impact on the Company’s consolidated financial statements or consolidated results of operations.

The following table summarizes the Company’s common stock purchase warrant and non-employee stock option activity for the three months ended March 31, 2008:

	Three Months Ended	Weighted Average
	March 31, 2008	Exercise Price
Warrants and non-employee stock options outstanding, beginning of the period	641,000	$.45

Warrants and non-employee stock options expired during the period	(50,000)	.01

Warrants and non-employee stock options outstanding, end of the period	591,000	$.49

11.	RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. On February 6, 2008, the FASB issued Financial Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157”. This Staff Position delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. Management is assessing the impact of the adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 159 on January 1, 2008.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”) which is a revision of Statement No. 141, Business Combinations. SFAS 141R will apply to all business combinations and will require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” at the acquisition date. SFAS 141R will also require transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. SFAS 141R is effective for acquisitions completed after January 1, 2009 and early adoption is prohibited. Management is assessing the impact of the adoption of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company is assessing the impact that SFAS 160 may have on its financial position, results of operations, and cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is assessing the impact of the adoption of SFAS 161.

12.	RELATED PARTY TRANSACTIONS

The Company has an operating lease for certain equipment which is leased from one of its significant shareholders who also holds a $308,400 interim loan (see Note 9 — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company was unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. At March 31, 2008 the Company had recorded $262,657 in unpaid lease payments. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations.

13.	CONTINGENCIES

During September 2005, the Company received a back billing from AT&T (formerly SBC) of approximately $230,000. Since then, the Company has received a number of additional back billings from AT&T that total in excess of $7,900,000. The Company believes AT&T has no basis for these charges, has reviewed these billings with its attorneys and is vigorously disputing the charges. Therefore, the Company has not recorded any expense or liability related to these billings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is qualified in its entirety by the more detailed information in our Form 10-K and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2006 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”) and FullWeb, Inc. (“FullWeb”).
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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At March 31, 2008 FullTel provided us with local telephone access in approximately 232 cities.
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
Results of Operations
The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31, 2008		March 31, 2007
	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$143,347	29.4%	$161,853	35.0%
Co-location and other revenues	343,837	70.6	300,118	65.0

Total revenues	487,184	100.0	461,971	100.0

Cost of access service revenues	56,519	11.6	53,865	11.7
Cost of co-location and other revenues	81,524	16.7	78,128	16.9
Selling, general and administrative expenses	366,134	75.2	341,048	73.8
Depreciation and amortization	68,494	14.1	74,592	16.1

Total operating costs and expenses	572,671	117.6	547,633	118.5

Loss from operations	(85,487)	(17.6)	(85,662)	(18.5)

Interest expense	(23,464)	(4.8)	(24,662)	(5.4)

Net loss	$(108,951)	(22.4)%	$(110,324)	(23.9)%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenues
Access service revenues decreased $18,506 or 11.4% to $143,347 for the 2008 1st Quarter from $161,853 for the same period in 2007 primarily due to a decline in the number of customers.
Co-location and other revenues increased $43,719 or 14.6% to $343,837 for the 2008 1st Quarter from $300,118 for the same period in 2007. This increase was primarily attributable to the addition of new customers and the sale of additional services to existing customers.
Operating Costs and Expenses
Cost of access service revenues remained relatively the same for the 2008 1st Quarter compared to the same period in 2007. Cost of access service revenues as a percentage of access service revenues increased to 39.4% during the 2008 1st Quarter, compared to 33.3% during the same period in 2007.
Cost of co-location and other revenues remained relatively the same for the 2008 1st Quarter compared to the same period in 2007. Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 23.7% during the 2008 1st Quarter, compared to 26.0% during the same period in 2007.

Selling, general and administrative expenses increased $25,086 or 7.4% to $366,134 for the 2008 1st Quarter compared to $341,048 for the same period in 2007 primarily attributable to an increase in employee costs. The employee costs increase was primarily related to annual wage increases and the addition of one employee. Selling, general and administrative expenses as a percentage of total revenues increased to 75.2% during the 2008 1st Quarter from 73.8% during the same period in 2007.
Depreciation and amortization expense decreased $6,098 or 8.2% to $68,494 for the 2008 1st Quarter compared to $74,592 for the same period in 2007 primarily related to several assets reaching full depreciation.
Interest Expense
Interest expense decreased $1,198 or 4.9% to $23,464 for the 2008 1st Quarter compared to $24,662 for the same period in 2007. This decrease was primarily attributable to the lower note balances from the payment of principal on the notes.
Liquidity and Capital Resources
As of March 31, 2008, we had $13,660 in cash and $1,922,960 in current liabilities, including $114,201 of deferred revenues that will not require settlement in cash.
At March 31, 2008, we had a working capital deficit of $1,859,951, while at December 31, 2007 we had a working capital deficit of $1,788,439. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
As of March 31, 2008, $183,300 of the $218,828 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts. At March 31, 2008, $262,627 payable under a matured lease obligation to a related party was outstanding and we had outstanding principal and interest owed on matured notes totaling $1,395,283. We have not made payment or negotiated an extension of the convertible promissory notes and the lenders have not made any payment demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.
During September 2005, we received a back billing from AT&T (formerly SBC) of approximately $230,000. Since then, we have received a number of additional back billings from AT&T that total in excess of $7,900,000. We believe AT&T has no basis for these charges, have reviewed these billings with our attorneys and are vigorously disputing the charges. Therefore, we have not recorded any expense or liability related to these billings.

	For the Periods Ended March 31,
	2008	2007
Net cash flows provided by operations	$10,695	$45,332
Net cash flows used in investing activities	(28,853)	(20,713)
Net cash flows provided by (used in) financing activities	16,449	(24,454)
Cash used for the purchases of equipment was $28,853 and $19,803, respectively, for the three months ended March 31, 2008 and 2007.
Cash used for principal payments on notes payable was $11,600 and $24,454, respectively, for the three months ended March 31, 2008 and 2007. Cash provided by the exercise of options was $28,049 for the three months ended March 31, 2008.

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
Financing Activities
On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through August 2007 we had made aggregate payments of principal and interest of $35,834 on this loan. In September 2007, the lender agreed to accept monthly payments of $5,800 beginning December 1, 2007 to be allocated 50% to principal and 50% to interest. At March 31, 2008, the outstanding principal and interest of the loan was $520,886.

We have an operating lease for certain equipment which is leased from one of our significant shareholders who also holds a $308,400 interim loan (see Note 9 — Notes Payable of the financial statements appearing in this report). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We were unable to make the month-to-month payments. In January and November 2006, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. At March 31, 2008 we had recorded $262,657 in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations.
Pursuant to the provisions of the convertible promissory notes (see Note 9 — Notes Payable), the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands. At March 31, 2008, the outstanding principal and interest of the convertible promissory notes was $874,397.
Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. On February 6, 2008, the FASB issued Financial Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157”. This Staff Position delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. We are assessing the impact of the adoption of SFAS 157.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 159 on January 1, 2008.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”) which is a revision of Statement No. 141, Business Combinations. SFAS 141R will apply to all business combinations and will require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” at the acquisition date. SFAS 141R will also require transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. SFAS 141R is effective for acquisitions completed after January 1, 2009 and early adoption is prohibited. We are assessing the impact of the adoption of SFAS 141R.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are assessing the impact of the adoption of SFAS 161.
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
During September 2005, we received a back billing from AT&T (formerly SBC) of approximately $230,000. Since then, we have received a number of additional back billings from AT&T that total in excess of $7,900,000. We believe AT&T has no basis for these charges, have reviewed these billings with our attorneys and are vigorously disputing the charges. Therefore, we have not recorded any expense or liability related to these billings.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required and have not elected to report any information under this item.
Item 4. Controls and Procedures
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
Item 4(T). Controls and Procedures.
No significant deficiencies or material weaknesses in our controls and procedures were discovered and, accordingly, no corrective actions were necessary (see Item 4 Controls and Procedures, above).

PART II—OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 13, 2008 three of our officers exercised common stock options for the purchase of 684,430 common stock shares at a weighted average price per share of $.04 per share for proceeds to us of $28,049. These common stock shares were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended (the “1933 Act”), including Rule 506 of Regulation D promulgated there under and Section 4(6) of the 1933 Act. No sales commissions or other remuneration was paid in conjunction with the exercise of the stock options and issuance of the common stock shares. The common stock shares are “restricted securities” as defined in Rule 501 of Regulation D and may not be resold or transferred without registration under the 1933 Act or in compliance with exemptions from that registration.
Item 3. Defaults Upon Senior Securities
We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At March 31, 2008, the aggregate outstanding principal and accrued interest of the convertible promissory notes was $874,397. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the first quarter of 2008.
Item 5. Other Information
During the three months ended March 31, all events reportable on Form 8-K were reported.

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
REGISTRANT:
FULLNET COMMUNICATIONS, INC.

Date: May 15, 2008	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: May 15, 2008	By:	/s/ ROGER P. BARESEL
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