Form 10-Q
period 2008-06-30
FULLNET COMMUNICATIONS INC
filed 2008-08-14
CIK 1092570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2008, 7,425,565 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2008	2007
		(Derived from
	(Unaudited)	Audited Statements)
ASSETS
CURRENT ASSETS
Cash	$11,901	$15,369
Accounts receivable, net	15,657	25,968
Prepaid expenses and other current assets	27,644	62,271

Total current assets	55,202	103,608

PROPERTY AND EQUIPMENT, net	431,357	507,968

INTANGIBLE ASSETS, net	16,648	25,553

OTHER ASSETS	5,250	5,250

TOTAL	$508,457	$642,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable — trade	$214,562	$176,014
Accounts payable — related party, current portion	5,988	5,988
Accrued and other current liabilities	1,059,245	1,017,223
Accrued interest — related party, current portion	34,800	34,800
Notes payable, current portion	510,636	510,636
Notes payable — related party, current portion	34,800	34,800
Deferred revenue	116,563	112,586

Total current liabilities	1,976,594	1,892,047

ACCOUNTS PAYABLE — related party, less current portion	255,172	264,154
ACCRUED INTEREST — related party, less current portion	176,550	181,397
NOTES PAYABLE — related party, less current portion	264,900	285,200
OTHER LIABILITIES	29,454	44,452

Total liabilities	2,702,670	2,667,250

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 7,355,308 and 6,670,878 shares in 2008 and 2007, respectively	75	68
Common stock issuable, 70,257 shares in 2008 and 2007	57,596	57,596
Additional paid-in capital	8,378,381	8,350,254
Accumulated deficit	(10,630,265)	(10,432,789)

Total stockholders’ deficit	(2,194,213)	(2,024,871)

TOTAL	$508,457	$642,379

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
REVENUES
Access service revenues	$136,891	$163,800	$280,238	$325,653
Co-location and other revenues	330,821	310,329	674,658	610,447

Total revenues	467,712	474,129	954,896	936,100

OPERATING COSTS AND EXPENSES
Cost of access service revenues	60,466	56,014	116,985	109,879
Cost of co-location and other revenues	78,237	82,653	159,761	160,781
Selling, general and administrative expenses	332,367	318,419	698,501	659,467
Depreciation and amortization	61,312	74,834	129,806	149,426

Total operating costs and expenses	532,382	531,920	1,105,053	1,079,553

LOSS FROM OPERATIONS	(64,670)	(57,791)	(150,157)	(143,453)

INTEREST EXPENSE	(23,855)	(24,362)	(47,319)	(49,024)

NET LOSS	$(88,525)	$(82,153)	$(197,476)	$(192,477)

Net loss per share — basic	$(.01)	$(.01)	$(.03)	$(.03)

Net loss per share — assuming dilution	$(.01)	$(.01)	$(.03)	$(.03)

Weighted average shares outstanding — basic	7,425,565	6,741,135	7,147,991	6,741,135

Weighted average shares outstanding — assuming dilution	7,425,565	6,741,135	7,147,991	6,741,135

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
Six Months Ended June 30, 2008

			Common	Additional
	Common stock		Stock	Paid In	Accumulated
	Shares	Amount	Issuable	Capital	Deficit	Total

Balance at January 1, 2008	6,670,878	$68	$57,596	$8,350,254	$(10,432,789)	$(2,024,871)

Stock compensation expense	—	—	—	85	—	85

Options exercise	684,430	7	—	28,042	—	28,049

Net loss	—	—	—	—	(197,476)	(197,476)

Balance at June 30, 2008	7,355,308	$75	$57,596	$8,378,381	$(10,630,265)	$(2,194,213)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(197,476)	$(192,477)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	129,806	149,426
Stock compensation	85	77
Provision for uncollectible accounts receivable	1,477	1,768
Net (increase) decrease in
Accounts receivable	8,834	8,790
Prepaid expenses and other current assets	34,627	2,908
Net increase (decrease) in
Accounts payable — trade	38,548	(14,940)
Accounts payable — related party	(8,982)	36,530
Accrued and other liabilities	27,025	72,812
Accrued interest — related party	(4,847)	15,869
Deferred revenue	3,977	9,899

Net cash provided by operating activities	33,074	90,662

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(44,291)	(40,842)
Acquisition of assets	—	(910)

Net cash used in investing activities	(44,291)	(41,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	—	(49,487)
Principal payments on borrowings under notes payable — related party	(20,300)	—
Proceeds from exercise of options	28,049	—

Net cash provided by (used in) financing activities	7,749	(49,487)

NET DECREASE IN CASH	(3,468)	(577)

Cash at beginning of period	15,369	16,007

Cash at end of period	$11,901	$15,430

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$22,033	$6,660
See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

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

At June 30, 2008, current liabilities exceed current assets by $1,921,392. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on various loans (see Note 9. Notes Payable). These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Numerator:
Net loss	$(88,525)	$(82,153)	$(197,476)	$(192,477)
Denominator:
Weighted average shares outstanding — basic	7,425,565	6,741,135	7,147,991	6,741,135
Effect of dilutive stock options	—	—	—	—
Effect of dilutive warrants	—	—	—	—

Weighted average shares outstanding — assuming dilution	7,425,565	6,741,135	7,147,991	6,741,135

Net loss per share — basic	$(.01)	$(.01)	$(.03)	$(.03)

Net loss per share — assuming dilution	$(.01)	$(.01)	$(.03)	$(.03)

Basic and diluted losses per share were the same for the three and six months ended June 30, 2008 and 2007 because there was a net loss for each period.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2008	December 31, 2007

Accounts receivable	$204,882	$213,716
Less allowance for doubtful accounts	(189,225)	(187,748)

	$15,657	$25,968

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2008	December 31, 2007

Computers and equipment	$1,464,468	$1,420,177

Leasehold improvements	965,864	965,864

Software	57,337	57,337

Furniture and fixtures	28,521	28,521

	2,516,190	2,471,899

Less accumulated depreciation	(2,084,833)	(1,963,931)

	$431,357	$507,968

Depreciation expense for the three months ended June 30, 2008 and 2007 was $57,188 and $68,915, respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 was $120,902 and $137,197, respectively.

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

Amortization expense for the three months ended June 30, 2008 and 2007 relating to intangible assets was $4,124 and $5,919, respectively. Amortization expense for the six months ended June 30, 2008 and 2007 relating to intangible assets was $8,904 and $12,229, respectively.

8.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	June 30, 2008	December 31, 2007

Accrued interest	$378,390	$349,561
Accrued deferred compensation	505,670	506,990
Accrued other liabilities	175,185	160,672

	$1,059,245	$1,017,223

9.	NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2008	December 31, 2007
Interim loan from a related party, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (1)	$299,700	$320,000

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and matured at December 31, 2006 (convertible into approximately 1,003,659 shares at June 30, 2008 and December 31, 2007) (2)	510,636	510,636

	810,336	830,636

Less current portion	545,436	545,436

	$264,900	$285,200

(1)
In September 2007, the lender agreed to accept monthly payments of $5,800 beginning December 1, 2007 to be allocated 50% to principal and 50% to interest. At June 30, 2008, the outstanding principal and interest of the interim loan was $511,050.

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

Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At June 30, 2008, the outstanding principal and interest of the convertible promissory notes was $889,026.

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

10.	COMMON STOCK OPTIONS AND WARRANTS

The following table summarizes the Company’s employee stock option activity for the three and six months ended June 30, 2008:

	Three Months Ended	Weighted Average	Six Months Ended	Weighted Average
	June 30, 2008	Exercise Price	June 30, 2008	Exercise Price
Options outstanding, beginning of the period	2,447,704	$.53	3,132,134	$.42

Options granted during the period	3,000	.04	6,000	.04

Options exercised during the period	—	—	(684,430)	.04

Options cancelled during the period	—	—	(3,000)	.04

Options outstanding, end of the period	2,450,704	$.53	2,450,704	$.53

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

The following table summarizes the Company’s common stock purchase warrant and non-employee stock option activity for the three and six months ended June 30, 2008:

	Three Months Ended	Weighted Average	Six Months Ended	Weighted Average
	June 30, 2008	Exercise Price	June 30, 2008	Exercise Price
Warrants and non-employee stock options outstanding, beginning of the period	591,000	$.49	641,000	$.45

Warrants and non-employee stock options expired during the period	—	—	(50,000)	.01

Warrants and non-employee stock options outstanding, end of the period	591,000	$.49	591,000	$.49

11.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of the adoption of FSP No. 142-3 on its consolidated financial statements.

12.	RELATED PARTY TRANSACTIONS

The Company has an operating lease for certain equipment which is leased from one of its significant shareholders who also holds a $299,700 interim loan (see Note 9 — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company was unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. At June 30, 2008 the Company had recorded $261,160 in unpaid lease payments. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is qualified in its entirety by the more detailed information in our Form 10-K and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2007 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”) and FullWeb, Inc. (“FullWeb”).
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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At June 30, 2008 FullTel provided us with local telephone access in approximately 232 cities.
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
Results of Operations
The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended				Six Months Ended
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$136,891	29.3%	$163,800	34.5%	$280,238	29.3%	$325,653	34.8%
Co-location and other revenues	330,821	70.7	310,329	65.5	674,658	70.7	610,447	65.2

Total revenues	467,712	100.0	474,129	100.0	954,896	100.0	936,100	100.0

Cost of access service revenues	60,466	12.9	56,014	11.8	116,985	12.3	109,879	11.7
Cost of co-location and other revenues	78,237	16.7	82,653	17.4	159,761	16.7	160,781	17.2
Selling, general and administrative expenses	332,367	71.1	318,419	67.2	698,501	73.1	659,467	70.4
Depreciation and amortization	61,312	13.1	74,834	15.8	129,806	13.6	149,426	16.0

Total operating costs and expenses	532,382	113.8	531,920	112.2	1,105,053	115.7	1,079,553	115.3

Loss from operations	(64,670)	(13.8)	(57,791)	(12.2)	(150,157)	(15.7)	(143,453)	(15.3)

Interest expense	(23,855)	(5.1)	(24,362)	(5.1)	(47,319)	(5.0)	(49,024)	(5.2)

Net loss	$(88,525)	(18.9)%	$(82,153)	(17.3)%	$(197,476)	(20.7)%	$(192,477)	(20.5)%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Revenues
Access service revenues decreased $26,909 or 16.4% to $136,891 for the 2008 2nd Quarter from $163,800 for the same period in 2007 primarily due to a decline in the number of customers.
Co-location and other revenues increased $20,492 or 6.6% to $330,821 for the 2008 2nd Quarter from $310,329 for the same period in 2007. This increase was primarily attributable to the addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses
Cost of access service revenues increased $4,452 or 7.9% to $60,466 for the 2008 2nd Quarter from $56,014 for the same period in 2007. This increase was primarily due to recurring costs associated with expansion and support of our network. Cost of access service revenues as a percentage of access service revenues increased to 44.2% during the 2008 2nd Quarter, compared to 34.2% during the same period in 2007.
Cost of co-location and other revenues decreased $4,416 or 5.3% to $78,237 for the 2008 2nd Quarter from $82,653 for the same period in 2007 primarily related to a decrease of $18,265 on the discontinuance of monthly operating lease expense for certain equipment. This decrease was offset by increases to recurring costs related to increased customers on traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 23.6% during the 2008 2nd Quarter, compared to 26.6% during the same period in 2007.
Selling, general and administrative expenses increased $13,948 or 4.4% to $332,367 for the 2008 2nd Quarter compared to $318,419 for the same period in 2007 primarily attributable to an increase in employee costs. The employee costs increase was primarily related to annual wage increases and the addition of one employee. Selling, general and administrative expenses as a percentage of total revenues increased to 71.1% during the 2008 2nd Quarter from 67.2% during the same period in 2007.
Depreciation and amortization expense decreased $13,522 or 18.1% to $61,312 for the 2008 2nd Quarter compared to $74,834 for the same period in 2007 primarily related to several assets reaching full depreciation.
Interest Expense
Interest expense remained relatively the same for the 2008 2nd Quarter compared to the same period in 2007.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Revenues
Access service revenues decreased $45,415 or 13.9% to $280,238 for the six-month period from $325,653 for the same period in 2007 primarily due to a decline in the number of customers.
Co-location and other revenues increased $64,211 or 10.5% to $674,658 for the six-month period from $610,447 for the same period in 2007. This increase was primarily attributable to the addition of new customers and the sale of additional services to existing customers.
Operating Costs and Expenses
Cost of access service revenues increased $7,106 or 6.5% to $116,985 for the six-month period from $109,879 for the same period in 2007. This increase was primarily due to recurring costs associated with expansion and support of our network. Cost of access service revenues as a percentage of access service revenues increased to 41.7% during the six-month period, compared to 33.7% during the same period in 2007.
Cost of co-location and other revenues remained relatively the same for the six-month period compared to the same period in 2007. There was a decrease of $36,530 on the discontinuance of monthly operating lease expense for certain equipment. This decrease was offset by increases to recurring costs related to increased customers on traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 23.7% during the six-month period, compared to 26.3% during the same period in 2007.
Selling, general and administrative expenses increased $39,034 or 5.9% to $698,501 for the six-month period compared to $659,467 for the same period in 2007 primarily attributable to an increase in employee costs. The employee costs increase was primarily related to annual wage increases and the addition of one full-time and one part-time employee. Selling, general and administrative expenses as a percentage of total revenues increased to 73.1% during the six-month period from 70.4% during the same period in 2007.
Depreciation and amortization expense decreased $19,620 or 13.1% to $129,806 for the six-month period compared to $149,426 for the same period in 2007 primarily related to several assets reaching full depreciation.

Interest Expense
Interest expense decreased $1,705 or 3.5% to $47,319 for the six-month period compared to $49,024 for the same period in 2007. This decrease was primarily attributable to the lower note balances from the payment of principal on the notes.
Liquidity and Capital Resources
As of June 30, 2008, we had $11,901 in cash and $1,976,594 in current liabilities, including $116,563 of deferred revenues that will not require settlement in cash.
At June 30, 2008, we had a working capital deficit of $1,921,392, while at December 31, 2007 we had a working capital deficit of $1,788,439. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
As of June 30, 2008, $188,828 of the $214,562 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts. At June 30, 2008, $261,160 payable under a matured lease obligation to a related party was outstanding and we had outstanding principal and interest owed on matured notes totaling $1,400,076. We have not made payment or negotiated an extension of the convertible promissory notes and the lenders have not made any payment demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.
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

	For the Periods Ended June 30,
	2008	2007
Net cash flows provided by operations	$33,074	$90,662
Net cash flows used in investing activities	(44,291)	(41,752)
Net cash flows provided by (used in) financing activities	7,749	(49,487)
Cash used for the purchases of equipment was $44,291 and $40,842, respectively, for the six months ended June 30, 2008 and 2007.
Cash used for principal payments on notes payable was $20,300 and $49,487, respectively, for the six months ended June 30, 2008 and 2007. Cash provided by the exercise of options was $28,049 for the six months ended June 30, 2008.
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
Financing Activities
On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through August 2007 we had made aggregate payments of principal and interest of $35,834 on this loan. In September 2007, the lender agreed to accept monthly payments of $5,800 beginning December 1, 2007 to be allocated 50% to principal and 50% to interest. At June 30, 2008, the outstanding principal and interest of the loan was $511,050.
We have an operating lease for certain equipment which is leased from one of our significant shareholders who also holds a $299,700 interim loan (see Note 9 — Notes Payable of the financial statements appearing in this report). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We were unable to make the month-to-month payments. In January and November 2006, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. At June 30, 2008 we had recorded $261,160 in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations.

Pursuant to the provisions of the convertible promissory notes (see Note 9 — Notes Payable), the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands. At June 30, 2008, the outstanding principal and interest of the convertible promissory notes was $889,026.
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
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of the adoption of FSP No. 142-3 on our consolidated financial statements.
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

Furthermore, our Chief Executive Officer and Chief Financial Officer are responsible for the design and supervision of our internal controls over financial reporting that are then effected by and through our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These policies and procedures:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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

PART II — OTHER INFORMATION
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
Item 3. Defaults Upon Senior Securities
We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At June 30, 2008, the aggregate outstanding principal and accrued interest of the convertible promissory notes was $889,026. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the second quarter of 2008.
Item 5. Other Information
During the three months ended June 30, 2008 all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: August 14, 2008	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny Chief Executive Officer

Date: August 14, 2008	By:	/s/ ROGER P. BARESEL
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