Form 10-Q
period 2008-09-30
FULLNET COMMUNICATIONS INC
filed 2008-11-14
CIK 1092570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2008, 7,425,565 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
		(Derived from
	(Unaudited)	Audited Statements)
ASSETS
CURRENT ASSETS
Cash	$14,136	$15,369
Accounts receivable, net	15,839	25,968
Prepaid expenses and other current assets	19,785	62,271

Total current assets	49,760	103,608

PROPERTY AND EQUIPMENT, net	375,347	507,968

INTANGIBLE ASSETS, net	12,320	25,553

OTHER ASSETS	5,250	5,250

TOTAL	$442,677	$642,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable — trade	$194,871	$176,014
Accounts payable — related party, current portion	5,988	5,988
Accrued and other current liabilities	1,126,513	1,017,223
Accrued interest — related party, current portion	34,800	34,800
Notes payable, current portion	510,636	510,636
Notes payable — related party, current portion	34,800	34,800
Deferred revenue	108,384	112,586

Total current liabilities	2,015,992	1,892,047

ACCOUNTS PAYABLE — related party, less current portion	254,673	264,154
ACCRUED INTEREST — related party, less current portion	181,136	181,397
NOTES PAYABLE — related party, less current portion	262,000	285,200
OTHER LIABILITIES	7,496	44,452

Total liabilities	2,721,297	2,667,250

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 7,355,308 and 6,670,878 shares in 2008 and 2007, respectively	75	68
Common stock issuable, 70,257 shares in 2008 and 2007	57,596	57,596
Additional paid-in capital	8,378,425	8,350,254
Accumulated deficit	(10,714,716)	(10,432,789)

Total stockholders’ deficit	(2,278,620)	(2,024,871)

TOTAL	$442,677	$642,379

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
REVENUES
Access service revenues	$137,027	$161,150	$417,265	$486,803
Co-location and other revenues	341,919	325,450	1,016,577	935,897

Total revenues	478,946	486,600	1,433,842	1,422,700

OPERATING COSTS AND EXPENSES
Cost of access service revenues	62,678	61,682	179,663	171,598
Cost of co-location and other revenues	78,929	89,647	238,690	250,391
Selling, general and administrative expenses	337,035	324,464	1,035,536	983,931
Depreciation and amortization	61,635	74,151	191,441	223,577

Total operating costs and expenses	540,277	549,944	1,645,330	1,629,497

LOSS FROM OPERATIONS	(61,331)	(63,344)	(211,488)	(206,797)

GAIN ON DEBT FORGIVENESS	—	50,304	—	50,304

INTEREST EXPENSE	(23,120)	(24,008)	(70,439)	(73,032)

NET LOSS	$(84,451)	$(37,048)	$(281,927)	$(229,525)

Net loss per share — basic	$(.01)	$(.01)	$(.04)	$(.03)

Net loss per share — assuming dilution	$(.01)	$(.01)	$(.04)	$(.03)

Weighted average shares outstanding — basic	7,425,565	6,741,135	7,242,372	6,741,135

Weighted average shares outstanding — assuming dilution	7,425,565	6,741,135	7,242,372	6,741,135

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
Nine Months Ended September 30, 2008

			Common	Additional
	Common stock		Stock	Paid In	Accumulated
	Shares	Amount	Issuable	Capital	Deficit	Total

Balance at January 1, 2008	6,670,878	$68	$57,596	$8,350,254	$(10,432,789)	$(2,024,871)

Stock compensation expense	—	—	—	129	—	129

Options exercise	684,430	7	—	28,042	—	28,049

Net loss	—	—	—	—	(281,927)	(281,927)

Balance at September 30, 2008	7,355,308	$75	$57,596	$8,378,425	$(10,714,716)	$(2,278,620)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(281,927)	$(229,525)
Adjustments to reconcile net loss to net cash provided by operating Activities
Depreciation and amortization	191,441	223,577
Gain on debt forgiveness	—	(50,304)
Stock compensation	129	84
Provision for uncollectible accounts receivable	3,446	1,562
Net (increase) decrease in
Accounts receivable	6,683	7,760
Prepaid expenses and other current assets	42,486	(36,501)
Net increase (decrease) in
Accounts payable — trade	18,857	(14,691)
Accounts payable — related party	(9,481)	54,795
Accrued and other liabilities	72,334	130,135
Accrued interest — related party	(261)	23,935
Deferred revenue	(4,202)	28,257

Net cash provided by operating activities	39,505	139,084

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(45,587)	(62,938)
Acquisition of assets	—	(910)

Net cash used in investing activities	(45,587)	(63,848)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	—	(75,088)
Principal payments on borrowings under notes payable — related party	(23,200)	—
Proceeds from exercise of options	28,049	—

Net cash provided by (used in) financing activities	4,849	(75,088)

NET DECREASE IN CASH	(1,233)	148

Cash at beginning of period	15,369	16,007

Cash at end of period	$14,136	$16,155

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$26,666	$9,097
See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

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

At September 30, 2008, current liabilities exceed current assets by $1,966,232. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on various loans (see Note 9. Notes Payable). These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(84,451)	$(37,048)	$(281,927)	$(229,525)
Denominator:
Weighted average shares outstanding — basic	7,425,565	6,741,135	7,242,372	6,741,135
Effect of dilutive stock options	—	—	—	—
Effect of dilutive warrants	—	—	—	—

Weighted average shares outstanding — assuming dilution	7,425,565	6,741,135	7,242,372	6,741,135

Net loss per share — basic	$(.01)	$(.01)	$(.04)	$(.03)

Net loss per share — assuming dilution	$(.01)	$(.01)	$(.04)	$(.03)

Basic and diluted losses per share were the same for the three and nine months ended September 30, 2008 and 2007 because there was a net loss for each period.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2008	December 31, 2007

Accounts receivable	$207,033	$213,716
Less allowance for doubtful accounts	(191,194)	(187,748)

	$15,839	$25,968

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2008	December 31, 2007

Computers and equipment	$1,465,764	$1,420,177

Leasehold improvements	965,864	965,864

Software	57,337	57,337

Furniture and fixtures	28,521	28,521

	2,517,486	2,471,899

Less accumulated depreciation	(2,142,139)	(1,963,931)

	$375,347	$507,968

Depreciation expense for the three months ended September 30, 2008 and 2007 was $57,306 and $68,470, respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 was $178,208 and $205,667, respectively.

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

Amortization expense for the three months ended September 30, 2008 and 2007 relating to intangible assets was $4,329 and $5,681, respectively. Amortization expense for the nine months ended September 30, 2008 and 2007 relating to intangible assets was $13,233 and $17,910, respectively.

8.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	September 30, 2008	December 31, 2007

Accrued interest	$392,315	$349,561
Accrued deferred compensation	532,628	506,990
Accrued other liabilities	201,570	160,672

	$1,126,513	$1,017,223

9.	NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2008	December 31, 2007
Interim loan from a related party, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (1)	$296,800	$320,000

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and matured at December 31, 2006 (convertible into approximately 1,003,659 shares at September 30, 2008 and December 31, 2007) (2)	510,636	510,636

	807,436	830,636

Less current portion	545,436	545,436

	$262,000	$285,200

(1)
In September 2007, the lender agreed to accept monthly payments of $5,800 beginning December 1, 2007 to be allocated 50% to principal and 50% to interest. At September 30, 2008, the outstanding principal and interest of the interim loan was $512,736.

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

Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At September 30, 2008, the outstanding principal and interest of the convertible promissory notes was $902,951.

On January 1, 2002, the Company recorded 11,815 shares of common stock issuable in payment of $11,815 accrued interest on a portion of the Company’s convertible promissory notes.

In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. The Company has not made payment or negotiated an extension of these notes, and the lenders have not made any demands. The Company is in default on these notes and is currently developing a plan to satisfy these notes subject to the approval of each individual note holder.

10.	COMMON STOCK OPTIONS AND WARRANTS

The following table summarizes the Company’s employee stock option activity for the three and nine months ended September 30, 2008:

		Weighted		Weighted
	Three Months Ended	Average	Nine Months Ended	Average
	September 30, 2008	Exercise Price	September 30, 2008	Exercise Price
Options outstanding, beginning of the period	2,450,704	$.53	3,132,134	$.42

Options granted during the period	—	—	6,000	.04

Options exercised during the period	—	—	(684,430)	.04

Options cancelled during the period	—	—	(3,000)	.04

Options outstanding, end of the period	2,450,704	$.53	2,450,704	$.53

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. SFAS 123(R) replaced SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, using the modified prospective method as described in the standard. Under this modified prospective method, the Company is required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion at time of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. Adoption of SFAS123(R) had no impact on the Company’s consolidated financial statements or consolidated results of operations.

The following table summarizes the Company’s common stock purchase warrant and non-employee stock option activity for the three and nine months ended September 30, 2008:

	Three Months	Weighted	Nine Months	Weighted
	Ended	Average	Ended	Average
	September 30, 2008	Exercise Price	September 30, 2008	Exercise Price

Warrants and non-employee stock options outstanding, beginning of the period	591,000	$.49	641,000	$.45

Warrants and non-employee stock options expired during the period	—	—	(50,000)	.01

Warrants and non-employee stock options outstanding, end of the period	591,000	$.49	591,000	$.49

11.	RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. Management is evaluating the impact of adopting the provisions of FAS 157 as it relates to non-financial assets and liabilities.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”) which is a revision of Statement No. 141, Business Combinations. SFAS 141R will apply to all business combinations and will require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” at the acquisition date. SFAS 141R will also require transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. SFAS 141R is effective for acquisitions completed after January 1, 2009 and early adoption is prohibited. The Company will apply the provisions of SFAS No. 141-R to any future acquisitions.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of the adoption of FSP No. 142-3 on its consolidated financial statements.

12.	RELATED PARTY TRANSACTIONS

The Company has an operating lease for certain equipment which is leased from one of its significant shareholders who also holds a $296,800 interim loan (see Note 9 — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company was unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. At September 30, 2008 the Company had recorded $260,661 in unpaid lease payments. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At September 30, 2008 FullTel provided us with local telephone access in approximately 232 cities.
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
Results of Operations
The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended				Nine Months Ended
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$137,027	28.6%	$161,150	33.1%	$417,265	29.1%	$486,803	34.2%
Co-location and other revenues	341,919	71.4	325,450	66.9	1,016,577	70.9	935,897	65.8

Total revenues	478,946	100.0	486,600	100.0	1,433,842	100.0	1,422,700	100.0

Cost of access service revenues	62,678	13.1	61,682	12.7	179,663	12.5	171,598	12.1
Cost of co-location and other revenues	78,929	16.5	89,647	18.4	238,690	16.6	250,391	17.6
Selling, general and administrative expenses	337,035	70.4	324,464	66.7	1,035,536	72.2	983,931	69.1
Depreciation and amortization	61,635	12.8	74,151	15.2	191,441	13.4	223,577	15.7

Total operating costs and expenses	540,277	112.8	549,944	113.0	1,645,330	114.7	1,629,497	114.5

Loss from operations	(61,331)	(12.8)	(63,344)	(13.0)	(211,488)	(14.7)	(206,797)	(14.5)

Gain on debt forgiveness	—	—	50,304	10.3	—	—	50,304	3.5

Interest expense	(23,120)	(4.8)	(24,008)	(4.9)	(70,439)	(4.9)	(73,032)	(5.1)

Net loss	$(84,451)	(17.6)%	$(37,048)	(7.6)%	$(281,927)	(19.6)%	$(229,525)	(16.1)%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Revenues
Access service revenues decreased $24,123 or 15.0% to $137,027 for the 2008 3rd Quarter from $161,150 for the same period in 2007 primarily due to a decline in the number of customers.
Co-location and other revenues increased $16,469 or 5.1% to $341,919 for the 2008 3rd Quarter from $325,450 for the same period in 2007. This increase was primarily attributable to the addition of new customers and the sale of additional services to existing customers.
Operating Costs and Expenses
Cost of access service revenues remained relatively the same for the 2008 3rd Quarter compared to the same period in 2007. Cost of access service revenues as a percentage of access service revenues increased to 45.7% during the 2008 3rd Quarter, compared to 38.3% during the same period in 2007 primarily due to the decrease in access service revenues.

Cost of co-location and other revenues decreased $10,718 or 12.0% to $78,929 for the 2008 3rd Quarter from $89,647 for the same period in 2007 primarily related to a decrease of $18,265 on the discontinuance of monthly operating lease expense for certain equipment. This decrease was offset by increases to recurring costs related to increased customers on traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 23.1% during the 2008 3rd Quarter, compared to 27.5% during the same period in 2007.
Selling, general and administrative expenses increased $12,571 or 3.9% to $337,035 for the 2008 3rd Quarter compared to $324,464 for the same period in 2007 primarily attributable to an increase in employee costs. The employee costs increase was primarily related to annual wage increases and the addition of one employee. Selling, general and administrative expenses as a percentage of total revenues increased to 70.4% during the 2008 3rd Quarter from 66.7% during the same period in 2007.
Depreciation and amortization expense decreased $12,516 or 16.9% to $61,635 for the 2008 3rd Quarter compared to $74,151 for the same period in 2007 primarily related to several assets reaching full depreciation.
Interest Expense
Interest expense remained relatively the same for the 2008 3rd Quarter compared to the same period in 2007.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Revenues
Access service revenues decreased $69,538 or 14.3% to $417,265 for the nine-month period from $486,803 for the same period in 2007 primarily due to a decline in the number of customers.
Co-location and other revenues increased $80,680 or 8.6% to $1,016,577 for the nine-month period from $935,897 for the same period in 2007. This increase was primarily attributable to the addition of new customers and the sale of additional services to existing customers.
Operating Costs and Expenses
Cost of access service revenues increased $8,065 or 4.7% to $179,663 for the nine-month period from $171,598 for the same period in 2007. This increase was primarily due to recurring costs associated with expansion and support of our network. Cost of access service revenues as a percentage of access service revenues increased to 43.1% during the nine-month period, compared to 35.2% during the same period in 2007.
Cost of co-location and other revenues decreased $11,701 or 4.7% to $238,690 for the nine-month period from $250,391 for the same period in 2007 primarily related to a decrease of $54,795 on the discontinuance of monthly operating lease expense for certain equipment. This decrease was offset by increases to recurring costs related to increased customers on traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 23.5% during the nine-month period, compared to 26.8% during the same period in 2007.
Selling, general and administrative expenses increased $51,605 or 5.2% to $1,035,536 for the nine-month period compared to $983,931 for the same period in 2007 primarily attributable to an increase in employee costs. The employee costs increase was primarily related to annual wage increases and the addition of one full-time and one part-time employee. Selling, general and administrative expenses as a percentage of total revenues increased to 72.2% during the nine-month period from 69.1% during the same period in 2007.

Depreciation and amortization expense decreased $32,136 or 14.4% to $191,441 for the nine-month period compared to $223,577 for the same period in 2007 primarily related to several assets reaching full depreciation.
Interest Expense
Interest expense decreased $2,593 or 3.6% to $70,439 for the nine-month period compared to $73,032 for the same period in 2007. This decrease was primarily attributable to the lower note balances from the payment of principal on the notes.
Liquidity and Capital Resources
As of September 30, 2008, we had $14,136 in cash and $2,015,992 in current liabilities, including $108,384 of deferred revenues that will not require settlement in cash.
At September 30, 2008, we had a working capital deficit of $1,966,232, while at December 31, 2007 we had a working capital deficit of $1,788,439. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
As of September 30, 2008, $170,325 of the $194,871 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts. At September 30, 2008, $260,661 payable under a matured lease obligation to a related party was outstanding and we had outstanding principal and interest owed on matured notes totaling $1,415,687. We are in default and have not made payment or negotiated an extension of the convertible promissory notes and the lenders have not made any payment demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.
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

	For the Periods Ended September 30,
	2008	2007
Net cash flows provided by operations	$39,505	$139,084
Net cash flows used in investing activities	(45,587)	(63,848)
Net cash flows provided by (used in) financing activities	4,849	(75,088)
Cash used for the purchases of equipment was $45,587 and $62,938, respectively, for the nine months ended September 30, 2008 and 2007.
Cash used for principal payments on notes payable was $23,200 and $75,088, respectively, for the nine months ended September 30, 2008 and 2007. Cash provided by the exercise of options was $28,049 for the nine months ended September 30, 2008.
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
Financing Activities
On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through August 2007 we had made aggregate payments of principal and interest of $35,834 on this loan. In September 2007, the lender agreed to accept monthly payments of $5,800 beginning December 1, 2007 to be allocated 50% to principal and 50% to interest. At September 30, 2008, the outstanding principal and interest of the loan was $512,736.
We have an operating lease for certain equipment which is leased from one of our significant shareholders who also holds a $299,700 interim loan (see Note 9 — Notes Payable of the financial statements appearing in this report). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We were unable to make the month-to-month payments. In January and November 2006, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. At September 30, 2008 we had recorded $260,661 in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations.

Pursuant to the provisions of the convertible promissory notes (see Note 9 — Notes Payable), the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. We are in default and have not made payment or negotiated an extension of these notes, and the lenders have not made any demands. At September 30, 2008, the outstanding principal and interest of the convertible promissory notes was $902,951.
Recently Issued Accounting Standards
In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are evaluating the impact of adopting the provisions of FAS 157 as it relates to non-financial assets and liabilities.
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
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”) which is a revision of Statement No. 141, Business Combinations. SFAS 141R will apply to all business combinations and will require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” at the acquisition date. SFAS 141R will also require transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. SFAS 141R is effective for acquisitions completed after January 1, 2009 and early adoption is prohibited. We will apply the provisions of SFAS No. 141-R to any future acquisitions.
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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of the adoption of FSP No. 142-3 on our consolidated financial statements.
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
Our Executive Officer and Chief Financial Officer conducted their evaluation using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this Report, concluded that our disclosure controls and procedures and internal controls over financial reporting were fully effective during and as of the last day of the period covered by this Report and reported to our auditors and the audit committee of our board of directors that no change in our disclosure controls and procedures and internal control over financial reporting occurred during the period covered by this Report that would have materially affected or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation. Because no significant deficiencies or material weaknesses were discovered, no corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.
Item 4(T). Controls and Procedures
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
Item 3. Defaults Upon Senior Securities
We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At September 30, 2008, the aggregate outstanding principal and accrued interest of the convertible promissory notes was $902,951. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the third quarter of 2008.
Item 5. Other Information
During the three months ended September 30, 2008 all events reportable on Form 8-K were reported.

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
#

Exhibit
Number	Exhibit

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

REGISTRANT:
FULLNET COMMUNICATIONS, INC.
Date: November 14, 2008	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: November 14, 2008	By:	/s/ ROGER P. BARESEL
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