Form 10-K
period 2008-12-31
FULLNET COMMUNICATIONS INC
filed 2009-03-31
CIK 1092570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Title of class
Common Stock, $0.00001 Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated file, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of the Common Stock, as of the last business day (June 30, 2008) of registrant’s completed second quarter was $220,409.
As of March 27, 2009, 7,425,565 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FULLNET COMMUNICATIONS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2008

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
Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will prove to be correct. Our actual results could be materially different from our expectations, including the following:
•	We may fail to prevail against AT&T on various disputed billings that total approximately $7,970,000;

•	We may lose subscribers or fail to grow our subscriber base;

•	We may not successfully integrate new subscribers or assets obtained through acquisitions;

•	We may fail to compete with existing and new competitors;

•	We may not be able to sustain our current growth;

•	We may not adequately respond to technological developments impacting the Internet;

•	We may experience a major system failure;

•	We may not be able to find needed capital resources.
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
References to us in this Report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”), and FullWeb, Inc. (“FullWeb”). Our principal executive offices are located at 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102, and our telephone number is (405) 236-8200. We also maintain Internet sites on the World Wide Web (“WWW”) at www.fullnet.net and www.fulltel.net. Information contained on our Websites is not, and should not be deemed to be, a part of this Report.
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
We market our carrier neutral co-location solutions in our network operations center to other competitive local exchange carriers, Internet service providers and web-hosting companies. Our co-location facility is carrier neutral, allowing customers to choose among competitive offerings rather than being restricted to one carrier. Our network operations center is Telco-grade and provides customers a high level of operative reliability and security. We offer flexible space arrangements for customers, 24-hour onsite support and both battery and generator backup.
Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. At December 31, 2008 FullTel provided us with local telephone access in approximately 232 cities.
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
Generate Internal Sales Growth
We intend to expand our customer base by increasing our marketing efforts. At December 31, 2008, our direct sales force consisted of one individual in our Oklahoma City office coordinating all our business-to-business solutions sales. We currently have independent re-sellers responsible for their individual markets. Our sales force is supported in its efforts by technical engineers and our senior management. In addition, we are exploring other strategies to increase our sales, including other marketing partners such as electric cooperatives. We currently have one of the 20 local Oklahoma electric cooperatives as a marketing partner.
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

Enhance Subscribers’ Online Experience
We intend to maximize our subscriber retention and add new subscribers by enhancing our services in the following ways:
•	Ease of Use — During the first quarter of 2001, we implemented a common, easy to use CD-ROM based software package that automatically configures all of the individual Internet access programs after a one-time entry by the user of a few required fields of information such as, name, user name and password.
Internet Access Services
We provide Internet access services to individual and small business subscribers located in Oklahoma on both a retail and wholesale basis. Through FullNet, we provide our customers with a variety of dial-up and dedicated connectivity, as well as direct access to a wide range of Internet applications and resources, including electronic mail. FullNet’s full range of services includes:
•	Private label retail and business direct dial-up connectivity to the Internet and
•	Secure private networks through our backbone network
Our branded and private label Internet access services are provided through a statewide network with points-of-presence in 232 communities throughout Oklahoma. Points-of-presence are local telephone numbers through which subscribers can access the Internet. Our business services consist of high-speed Internet access services and other services that enable wholesale customers to outsource their Internet and electronic commerce activities. We had approximately 1,700 subscribers at December 31, 2008. Additionally, FullNet sells Internet access to other Internet service providers, who then resell Internet access to their own customers under their private label or under the “FullNet” brand name.
We intend to expand our subscriber base through a marketing campaign and through acquisitions. We are focusing our acquisition efforts on companies with forward-looking sales and marketing, high-quality customer service and solid local market dominance. See “Item 1. Business — Company History.”
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
We believe that our Internet access services provide customers with the following benefits:
Fast and Reliable Internet Access—We have implemented a network architecture providing exceptional quality and consistency in Internet services, making us one of the recognized backbone leaders in the Oklahoma Internet service provider industry. We offer unlimited, unrestricted and reliable Internet access at a low monthly price. We have designed our network such that our users never have to worry about busy signals due to a lack of available modems. Dial-up access is available for the following modem speeds: 14.4K, 28.8K, 33.6K, K56Flex, 56K V.90, v.92 MOH, ISDN 64K and ISDN 128K. Our dial-up access supports all major platforms and operating systems, including MS Windows, UNIX(R), Mac OS, OS/2 and LINUX. This allows simplified access to all Internet applications, including the World Wide Web, email, and news and file transfer protocol.

Cost-Effective Access—We offer high quality Internet connectivity and enhanced business services at price points that are generally lower than those charged by other Internet service providers with national coverage. Additionally, we offer pre-bundled access services packages under monthly or prepaid plans.
Superior Customer Support—We provide superior customer service and support, with customer care and technical personnel available by telephone and on-line 24 hours per day, 365 days per year.
CLEC Operations
Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. CLECs are new phone companies evolved from the Telecommunications Act of 1996 (Telecommunications Act) that requires the incumbent local exchange carriers or ILECs, generally the regional Bell companies including AT&T, to provide CLECs access to their local facilities, and to compensate CLECs for traffic originated by ILECs and terminated on the CLECs network. By adding our own telephone switch and infrastructure to the existing telephone network in March 2003, we offer certain local Internet access for dial-up services in most of Oklahoma. As a CLEC, we may subscribe to and resell all forms of local telephone service in Oklahoma.
While Internet access is the core focus of growth for us, we plan to also provide traditional telephone service throughout Oklahoma.
A core piece of our marketing strategy is the “cross pollination” between our Internet activities and FullTel’s local dial-up service. By organizing and funding FullTel, we gained local dial-up Internet access to approximately 80% of Oklahoma. In return, FullTel gained access to our entire Internet service provider customer base.
The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in Oklahoma within the AT&T service area. At December 31, 2008, FullTel provided us with local telephone access in approximately 232 cities. However, our ability to fully take advantage of these opportunities will be dependent upon the availability of additional capital.
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
Internet Service Providers
Our current primary competitors include other Internet service providers with a significant national presence that focuses on business customers, such as Cox Communications and AT&T. These competitors have greater market share, brand recognition, financial, technical and personnel resources than us. We also compete with regional and local Internet service providers in our targeted markets.
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
The provision of Internet access service and the underlying telecommunications services are affected by federal, state, local and foreign regulation. The Federal Communications Commission or FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications carriers to the extent that they involve the provision, origination or termination of jurisdictionally interstate or international communications. The state regulatory commissions retain jurisdiction over the same facilities and services to the extent they involve origination or termination of jurisdictionally intrastate communications. In addition, as a result of the passage of the Telecommunications Act, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies of the Telecommunications Act. In particular, state regulatory commissions have substantial oversight over the provision of interconnection and non-discriminatory network access by ILECs. Municipal authorities generally have some jurisdiction over access to rights of way, franchises, zoning and other matters of local concern.
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
In addition to our Internet service provider operations, we have focused attention on acquiring telecommunications assets and facilities, which is a regulated activity. Fulltel, our subsidiary, has received competitive local exchange carrier or CLEC certification in Oklahoma. The Telecommunications Act requires CLECs not to prohibit or unduly restrict resale of their services; to provide dialing parity, number portability, and nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listings; to afford access to poles, ducts, conduits, and rights-of-way; and to establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic. In addition to federal regulation of CLECs, the states also impose regulatory obligations on CLECs. While these obligations vary from state to state, most states require CLECs to file a tariff for their services and charges; require CLECs to charge just and reasonable rates for their services, and not to discriminate among similarly-situated customers; to file periodic reports and pay certain fees; and to comply with certain services standards and consumer protection laws. As a provider of domestic basic telecommunications services, particularly competitive local exchange services, we could become subject to further regulation by the FCC or another regulatory agency, including state and local entities.

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
Necessity of Prevailing Against AT&T on Disputed Invoices. AT&T (formerly SBC) has invoiced us for various amounts that total approximately $7,970,000. AT&T stopped invoicing the us for these monthly services and simply sent monthly Inter Company Billing Statements reflecting the balance of approximately $7,970,000 with no further additions. The last Inter Company Billing Statement we received was dated December 15, 2007 and reflected a balance of approximately $7,970,000. We believe that AT&T has no basis for these charges, are reviewing them with our attorneys and plan to vigorously dispute them. However, failure to prevail in the dispute of these invoices would have a material adverse effect on our business prospects, financial condition and results of operation.
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
Employees
As of December 31, 2008, we had 13 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.
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
No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

	Common Stock
	Closing Sale Prices
	High	Low
2008—Calendar Quarter Ended:
March 31	$.04	$.04
June 30.04		.04
September 30.02		.01
December 31.03		.02
2007—Calendar Quarter Ended:
March 31	$.19	$.03
June 30.08		.03
September 30.05		.03
December 31.06		.03
Number of stockholders
The number of beneficial holders of record of our common stock as of the close of business on March 27, 2009 was approximately 110.
Dividend Policy
To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth as of December 31, 2008, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans that have been approved by our shareholders. All of our outstanding stock option grants and warrants were pursuant to individual compensation arrangements and exercisable for the purchase of our common stock shares.

Number of
Securities
		Weighted-	Remaining
	Number of	Average	Available for
	Shares	Exercise Price	Future
	Underlying	of	Issuance under
	Unexercised	Outstanding	Equity
	Options	Options and	Compensation
Plan Category	and Warrants	Warrants	Plans
Equity compensation plans approved by our shareholders:
None	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors	—	$—	—
Stock options granted to employees	2,447,704	$.53	—
Warrants and certain stock options issued to non-employees	326,000	$.47	—

Total	2,773,704	$.52	—

Recent Sales of Unregistered Securities
Stock options exercisable for the purchase of 684,430 shares of our common stock were exercised in March 2008 for $28,049. These common stock shares were offered and sold pursuant to Rule 506 of Regulation D of the Securities Act, and no commissions and fees were paid. With respect to the foregoing common stock transaction, we relied on Sections 4(2) and 3(b) of the Securities Act of 1933 and applicable registration exemptions of Rules 504 and 506 of Regulation D and applicable state securities laws.
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
During September 2005, we received an invoice from AT&T (formerly SBC) of approximately $230,000 for services alleged to have been rendered to us between June 1, 2004 and June 30, 2005. Since then, we have received a number of additional invoices from AT&T which cover services through February 2007 and total approximately $7,970,000. AT&T stopped invoicing us for these monthly services and simply sent monthly Inter Company Billing Statements reflecting the balance of approximately $7,970,000 with no further additions. The last Inter Company Billing Statement we received was dated December 15, 2007 and reflected a balance of approximately $7,970,000. The alleged services were eventually identified by AT&T as Switched Access services. We formally notified AT&T in writing that we dispute these invoices and requested that AT&T withdraw and/or credit all of these invoices in full. AT&T has not responded to our written dispute. We believe AT&T has no basis for these charges. Therefore, we have not recorded any expense or liability related to these billings. However, failure to prevail in the dispute of these invoices would have a material adverse effect on our business prospects, financial condition and results of operation.

Results of Operations
The following table sets forth certain statement of operations data as a percentage of revenues for the years ended December 31, 2008 and 2007:

	For the Years Ended December 31,
	2008		2007
		Percentage		Percentage
	Amount	of revenues	Amount	of revenues
Revenues:
Access service revenues	$532,661	28.2%	$643,155	33.9%
Co-location and other revenues	1,353,890	71.8	1,252,413	66.1

Total revenues	1,886,551	100.0	1,895,568	100.0

Operating costs and expenses:
Cost of access service revenues	235,638	12.5	233,931	12.3
Cost of co-location and other revenues	321,196	17.0	322,922	17.0
Selling, general and administrative expenses	1,371,259	72.7	1,334,285	70.4
Depreciation and amortization	252,338	13.4	297,176	15.7
Impairment expense	—	—	13,032	.7

Total operating costs and expenses	2,180,431	115.6	2,201,346	116.1

Loss from operations	(293,880)	(15.6)	(305,778)	(16.1)

Gain on debt forgiveness	—	—	54,795	2.9
Interest expense	(97,668)	(5.2)	(96,668)	(5.1)

Net loss	$(391,548)	(20.8)%	$(347,651)	(18.3)%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Revenues
Access service revenues decreased $110,494 or 17.2% to $532,661 for the year 2008 from $643,155 for the year 2007 primarily due to a decline in the number of customers.
Co-location and other revenues increased $101,477 or 8.1% to $1,353,890 for the year 2008 from $1,252,413 for the year 2007. This increase was primarily attributable to the addition of new customers and the sale of additional services to existing customers. During 2008 and 2007 we did not record reciprocal compensation revenue (fees for terminating AT&T (formerly SBC) customers’ local calls onto our network). We began billing AT&T during 2004, and have billed for the periods of March 2003 through June 2006. AT&T failed to pay and is disputing approximately $183,700. We are pursuing AT&T for all balances due, however there is significant uncertainty as to whether or not we will be successful. Upon the ultimate resolution of AT&T’s challenge, we will recognize the associated revenue, if any. We do not expect reciprocal compensation to be a significant or a long-term revenue source.
Operating Costs and Expenses
Cost of access service revenues remained relatively stable at $235,638 for the year 2008 from $233,931 for the year 2007. Cost of access service revenues as a percentage of access service revenues increased to 44.2% for the year 2008 from 36.4% for the year 2007 primarily due to the decrease in revenues.
Cost of co-location and other revenues remained relatively stable at $321,196 for the year 2008 from $322,922 for the year 2007. Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 23.7% for the year 2008 from 25.8% for the year 2007 primarily due to the increase in revenues.

Selling, general and administrative expenses increased $36,974 or 2.8% to $1,371,259 for the year 2008 from $1,334,285 for the year 2007 primarily due to an increase in employee costs. The employee costs increase of $59,935 was primarily related to the addition of one full-time employee, one part-time employee, annual wage increases and health insurance increases. We also had an increase in agent commissions related to sales of traditional phone service of $8,184. These increases were offset primarily by decreases in rent operating expenses and supplies of $16,644 and $14,920, respectively. Selling, general and administrative expenses as a percentage of total revenues increased to 72.7% during 2008 from 70.4% during 2007.
Depreciation and amortization expense decreased $44,838 or 15.1% to $252,338 for the year 2008 from $297,176 for the year 2007 primarily related to several assets reaching full depreciation.
During 2007, we recorded an impairment expense of $13,032 on property held for sale. We recorded no impairment expense in 2008.
Gain on Debt Forgiveness
We recorded no gain on debt forgiveness in 2008. During 2007, we negotiated and settled the following liabilities for less than their carrying values.

	Carrying	Settlement
	Value	Amount	Gain
Accounts payable	$54,795	$0	$54,795
Interest Expense
Interest expense remained relatively stable at $97,668 for the year 2008 from $96,668 for the year 2007.
Liquidity and Capital Resources
As of December 31, 2008, we had $11,753 in cash and $2,087,286 in current liabilities, including $128,548 of deferred revenues that will not require settlement in cash.
At December 31, 2008, we had a working capital deficit of $2,027,430, while at December 31, 2007 we had a deficit working capital of $1,788,439. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
As of December 31, 2008, $172,800 of the $202,227 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts. At December 31, 2008, $260,162 payable under a matured lease obligation was outstanding and we had outstanding principal and interest owed on matured notes totaling $1,435,427. We have not made payment or negotiated an extension of the notes and the lenders have not made any payment demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.
During September 2005, we received an invoice from AT&T (formerly SBC) of approximately $230,000 for services alleged to have been rendered to us between June 1, 2004 and June 30, 2005. Since then, we have received a number of additional invoices from AT&T which cover services through February 2007 and total approximately $7,970,000. AT&T stopped invoicing us for these monthly services and simply sent monthly Inter Company Billing Statements reflecting the balance of approximately $7,970,000 with no further additions. The last Inter Company Billing Statement we received was dated December 15, 2007 and reflected a balance of approximately $7,970,000. The alleged services were eventually identified by AT&T as Switched Access services. We formally notified AT&T in writing that we dispute these invoices and requested that AT&T withdraw and/or credit all of these invoices in full. AT&T has not responded to our written dispute. We believe AT&T has no basis for these charges. Therefore, we have not recorded any expense or liability related to these billings.

	For the Years Ended December 31,
	2008	2007
Net cash flows provided by operations	$46,261	$165,503
Net cash flows used in investing activities	(51,826)	(83,844)
Net cash flows provided by (used in) financing activities	1,949	(82,297)

Cash used for the purchases of equipment was $51,826 and $82,934, respectively, for the years ended December 31, 2008 and 2007.
Cash used for principal payments on notes payable was $26,100 and $82,297, respectively, for the years ended December 31, 2008 and 2007.
Cash provided by the exercise of stock options was $28,049 for the year ended December 31, 2008.
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
In the event we are unable to obtain additional capital or to obtain it on acceptable terms or in sufficient amounts, we will be required to delay the further development of our network or take other actions. This could have a material adverse effect on our business, operating results and financial condition and our ability to achieve sufficient cash flows to service debt requirements.
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
As of December 31, 2008, our material contractual obligations and commitments were:

	Payments Due By Period
		Less than 1	1 - 3	3 - 5	More than
	Total	Year	Years	Years	5 Years
Long-term debt (a)	$804,536	$545,436	$104,400	$104,400	$50,300
Operating leases	196,376	196,376	—	—	—
Other agreements (b)	260,162	5,988	17,964	17,964	218,246

Total contractual cash obligations	$1,261,074	$747,800	$122,364	$122,364	$268,546

(a)	Included in this item are required principal payments under a $293,900 note payable. Also included are principal payments under convertible promissory notes totaling $510,636 that were matured at December 31, 2008. The convertible promissory notes are included in the Less than One Year total. We have not made payment or negotiated an extension of the convertible promissory notes, and the lenders have not made any demands. We are currently developing a plan to satisfy these notes subject to the approval of each individual note holder.

(b)	This item represents the required payments on a matured lease obligation.

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
We review loss contingencies and evaluate the events and circumstances related to these contingencies. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5 — Accounting for Contingencies, we disclose material loss contingencies that are possible or probable, but cannot be estimated. For loss contingencies that are both estimable and probable the loss contingency is accrued and expense is recognized in the financial statements.
During September 2005, we received an invoice from AT&T (formerly SBC) of approximately $230,000 for services alleged to have been rendered to us between June 1, 2004 and June 30, 2005. Since then, we have received a number of additional invoices from AT&T which cover services through February 2007 and total approximately $7,970,000. AT&T stopped invoicing us for these monthly services and simply sent monthly Inter Company Billing Statements reflecting the balance of approximately $7,970,000 with no further additions. The last Inter Company Billing Statement we received was dated December 15, 2007 and reflected a balance of approximately $7,970,000. The alleged services were eventually identified by AT&T as Switched Access services. We formally notified AT&T in writing that we dispute these invoices and requested that AT&T withdraw and/or credit all of these invoices in full. AT&T has not responded to our written dispute. We believe AT&T has no basis for these charges. Therefore, we have not recorded any expense or liability related to these billings.
We recognize revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. Access service revenues are recognized on a monthly basis over the life of each contract as services are provided. Contract periods range from monthly to yearly. Carrier-neutral telecommunications co-location revenues and traditional telephone services are recognized on a monthly basis over the life of the contract as services are provided. Revenue that is received in advance of the services provided is deferred until the services are provided by the Company. Revenue related to set up charges is also deferred and amortized over the life of the contract.
We began billing AT&T (formerly SBC) reciprocal compensation (fees for terminating AT&T customer’s local calls onto our network) during 2004, and have billed for the periods of March 2003 through June 2006. AT&T failed to pay and is disputing approximately $183,700. We are pursuing AT&T for all balances due, however there is significant uncertainty as to whether or not we will be successful. Upon the ultimate resolution of AT&T’s challenge, we will recognize the associated revenue, if any. We do not expect reciprocal compensation to be a significant or a long-term revenue source.
Certain Accounting Matters
In May 2008, the Financial Accounting Standards Board (“FASB”) issued the Statements of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present fairly in conformity with generally accepted accounting principles. We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated financial statements, results of operations and cash flows.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for us for fiscal years beginning January 1, 2009. We are evaluating the potential impact of the provisions of this statement on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. The provisions of SFAS 141R and SFAS 160 are effective for us for fiscal years beginning January 1, 2009. We are evaluating the provision of these statements on our consolidated financial position, results of operations and cash flows.
Effective December 30, 2007, we adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. Issued in February 2008, FSP 157-1 Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157. FSP 157-2 Partial Deferral of the Effective Date of Statement 157 (‘FSP 157-2”), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.
SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The adoption of SFAS 157 did not have a significant impact on our financial statements.
SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
•	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2 — Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and
•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. We adopted the provisions of FSP 157-3 in our financial statements for the year ended December 31, 2008. The adoption did not have a material impact on our consolidated results of operations or financial position.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not required and have not elected to report any information under this item.
Item 8. Financial Statements and Supplementary Data.
Our financial statements, prepared in accordance with Regulation S-K, are set forth in this Report beginning on page F-1.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
During 2008 and 2007, we did not have disagreements with our principal independent accountants.

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
Our Executive Officer and Chief Financial Officer conducted their evaluation using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this Report, they concluded that our disclosure controls and procedures and internal controls over financial reporting were fully effective during and as of the last day of the period covered by this Report and reported to our auditors and the audit committee of our board of directors that no change in our disclosure controls and procedures and internal control over financial reporting occurred during the period covered by this Report that would have materially affected or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation. Because no significant deficiencies or material weaknesses were discovered, no corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.
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
Item 9B. Other Information
During the three months ended December 31, 2008 we did not have any events reportable on Form 8-K that were not reported.

PART III.
Item 10. Directors, Executive Officers, and Corporate Governance.
The following information is furnished as of March 27, 2009 for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of two members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Position
Timothy J. Kilkenny	50	Chairman of the Board of Directors and CEO
Roger P. Baresel	53	Director, President, Chief Financial Officer and Secretary
Jason C. Ayers	34	Vice President of Operations
Patricia R. Shurley	52	Vice President of Finance
Michael D. Tomas	36	Vice President of Technology
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
Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Requirements
Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission (“SEC”) and each exchange on which our securities are listed, reports of ownership and subsequent changes in ownership of our common stock and our other securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during 2008 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met.
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
Item 11. Executive Compensation
The following table sets forth, for the last three fiscal years, the cash compensation paid by us to our Chairman and Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”). None of our other executive officers earned annual compensation in excess of $100,000 during 2008.

						Long-Term
						Compensation
						Securities
						Underlying
		Annual Compensation				Options and
	Fiscal			Other		Warrants
Name and Principal Position	Year	Salary		Compensation		(#) (1)
Timothy J. Kilkenny	2008	$115,187	(2)	$28,930	(4)	—
Chairman and CEO	2007	$115,877	(2)	$27,539	(5)	—
	2006	$101,722	(3)	$26,847	(6)	—
Roger P. Baresel	2008	$47,468	(7)	$31,366	(10)	—
President and CFO	2007	$60,536	(8)	$30,088	(11)	—
	2006	$82,290	(9)	$32,349	(12)	—

(1)	Options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant.

(2)	Includes $40,121 of deferred compensation.

(3)	Includes $32,948 of deferred compensation.

(4)	Represents $8,400 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $16,433 of insurance premiums, and $2,297 of post retirement benefits paid by us for the benefit of Mr. Kilkenny.

(5)	Represents $8,400 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $14,796 of insurance premiums, and $2,543 of post retirement benefits paid by us for the benefit of Mr. Kilkenny.

(6)	Represents $8,400 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $14,701 of insurance premiums, and $1,946 of post retirement benefits paid by us for the benefit of Mr. Kilkenny.

(7)	Includes $8,051 of deferred compensation.

(8)	Includes $6,051 of deferred compensation.

(9)	Includes $32,018 of deferred compensation.

(10)	Represents $8,400 of expense reimbursement for business use of Mr. Baresel’s automobile, $4,560 of expense reimbursement for Mr. Baresel’s home office and cell phone, $16,551 of insurance premiums, and $1,855 of post retirement benefits paid by us for the benefit of Mr. Baresel.

(11)	Represents $8,400 of expense reimbursement for business use of Mr. Baresel’s automobile, $5,040 of expense reimbursement for Mr. Baresel’s home office and cell phone, $14,797 of insurance premiums, and $1,851 of post retirement benefits paid by us for the benefit of Mr. Baresel.

(12)	Represents $8,400 of expense reimbursement for business use of Mr. Baresel’s automobile, $7,440 of expense reimbursement for Mr. Baresel’s home office and cell phone, $14,702 of insurance premiums and $1,807 of post retirement benefits paid by us for the benefit of Mr. Baresel.

Stock Options Granted
We do not have a written stock option plan. However, the Board of Directors granted to our employees stock options exercisable for the purchase of 6,000 shares of our common stock during 2008. No stock options were granted to Mr. Kilkenny during 2008.
All options granted during 2008 are nonqualified stock options. During 2008, an aggregate of 6,000 options were granted outside of a formal plan to employees. Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.
2008 Year End Option Values
The following table sets forth information related to the exercise of stock options during 2008 and the number and value of options held by the following Named Executive Officers at December 31, 2008. During 2008, the Named Executive Officers did not exercise any options, nor did we reprice any outstanding options. For the purposes of this table, the “value” of an option is the difference between the estimated fair market value at December 31, 2008 of the shares of common stock subject to the option and the aggregate exercise price of such option.

	Number of Unexercised		Value of Unexercised In-the-
	Options at		Money Options at
	December 31, 2008		December 31, 2008 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Timothy J. Kilkenny	714,000	—	$—	$—
Chairman and CEO

Roger P. Baresel	417,045	—	$—	$—
President and CFO

(1)	Based on the December 31, 2008 estimated fair value of our common stock of $.02 per share.
Aggregate Stock Option Exercise
The following table sets forth information related to the number of stock options held by the named executive officers at December 31, 2008. During 2008, no options to purchase our common stock were exercised by the named executive officers.

	Outstanding Equity Awards at December 31, 2008
	Stock Option Awards
	Number of Common Stock		Option	Option
	Underlying Options		Exercise	Expiration
Name	Exercisable	Unexercisable	Price(1)	Date
Timothy J. Kilkenny	452,000	—	$.04	10/09/13
Chairman and CEO	80,000	—	$.05	03/18/12
	32,000	—	$.11	11/16/11
	50,000	—	$.70	07/18/11
	100,000	—	$1.00	12/08/10

Roger P. Baresel	200,848	—	$.04	10/09/13
President and CFO	40,000	—	$.05	03/18/12
	23,745	—	$.11	11/16/11
	52,452	—	$.50	10/16/11
	100,000	—	$1.00	10/13/10

(1)	The closing sale price of our common stock as reported on the OTC Bulletin Board on December 31, 2008 was $0.02.
Director Compensation
During the fiscal year ended December 31, 2008, our directors did not receive any compensation for serving in such capacities.

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
Security Ownership
The following table sets forth information as of March 27, 2009, concerning the beneficial ownership of our Common Stock by each person (other than our directors and executive officers) who is known by us to own more than 5% of the outstanding shares of our Common Stock. The information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the Securities and Exchange Commission or other information provided to us by the beneficial owner or our stock transfer agent.

	Common Stock
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Generation Capital Associates (2) 1085 Riverside Trace, Atlanta, Georgia 30328	778,108	9.9%
Karen Gustafson & Greg Kusnick(3) P.O. Box 22443, Seattle, Washington 98112	410,231	5.4%
Greg Lowney & Maryanne Snyder (4) 15207 N.E. 68th Street, Redmond, Washington 98052	410,231	5.4%
Laura L. Kilkenny (5) 3160 Long Drive, Newcastle, Oklahoma 73065	465,000	6.3%

(1)	Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 7,425,565 outstanding shares of common stock as of March 27, 2009.

(2)	Generation Capital Associates holds 267,608 shares of our common stock. The number of shares includes 345,000 shares of our common stock that are subject to currently exercisable common stock purchase warrants. Amounts shown do not include 54,500 shares of our common stock that are subject to common stock purchase warrants that are not currently exercisable because they contain a provision prohibiting their exercise to the extent that they would increase Generation Capital Associates’ percentage ownership beyond 9.9% of our outstanding shares of common stock. We have an operating lease and an interim loan with Generation Capital. At December 31, 2008 we had recorded $260,162 in unpaid lease payments and the outstanding principal and interest of the interim loan was $514,454.

(3)	Ms. Gustafson & Mr. Kusnick hold 155,129 shares of our common stock. The number of shares includes 255,102 shares of our common stock that are subject to a currently convertible promissory note.

(4)	Mr. Lowney & Ms. Snyder hold 155,129 shares of our common stock. The number of shares includes 255,102 shares of our common stock that are subject to a currently convertible promissory note.

(5)	Ms. Kilkenny is the former-wife of Timothy J. Kilkenny, our Chairman of the Board and Chief Executive Officer. Ms. Kilkenny holds 415,000 shares of our common stock. The number of shares includes 50,000 shares of our common stock that are subject to currently exercisable common stock purchase options.

The following table sets forth information as of March 27, 2009, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 10. Directors and Executive Officers, and Corporate Governance” and all of our directors and executive officers as a group. There are no family relationships amongst our executive officers and directors. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock
	Beneficially Owned
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Timothy J. Kilkenny* (2)(3)	1,760,722	21.7%
Roger P. Baresel* (2)(4)	575,362	7.4%
Jason C. Ayers (2)(5)	405,795	5.5%
Patricia R. Shurley (6)	292,000	3.9%
Michael D. Tomas (7)	260,000	3.5%

All executive officers and directors as a group (5 individuals)	3,293,879	42.0%

*	Director

(1)	Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 7,425,565 shares being outstanding at March 27, 2009.

(2)	Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.

(3)	Timothy J. Kilkenny and Barbara J. Kilkenny, husband and wife, hold 946,722 and 100,000 shares of our common stock, respectively. The number of shares includes 714,000 shares of our common stock that are subject to currently exercisable stock options held by Mr. Kilkenny.

(4)	Roger P. Baresel and Judith A. Baresel, husband and wife, hold 34,408 and 92,659 shares of our common stock, respectively. They hold 31,250 shares of our common stock as joint tenants. The number of shares includes 198,745 shares of our common stock subject to currently exercisable stock options held by Mr. Baresel, and 218,300 shares of our common stock subject to currently exercisable stock options held by Mrs. Baresel.

(5)	Jason C. Ayers holds 323,295 shares of our common stock. The number of shares includes 82,500 shares of our common stock that are subject to currently exercisable common stock options held by Mr. Ayers.

(6)	Patricia R. Shurley holds 209,500 shares of our common stock. The number of shares includes 82,500 shares of our common stock that are subject to currently exercisable common stock purchase options held by Ms. Shurley.

(7)	Michael D. Tomas holds 177,500 shares of our common stock. The number of shares includes 82,500 shares of our common stock that are subject to currently exercisable common stock purchase options held by Mr. Tomas.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We have an operating lease for certain equipment which is leased from one of our shareholders who also holds a $293,900 interim loan (see Note E — Notes Payable). The terms of the original lease, dated November 21, 2001, requires rental payments of $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments. In January and November 2006, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. At December 31, 2008 we had recorded $260,162 in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.
Item 14. Principal Accountant Fees and Services
The following table sets forth the aggregate fees, including expenses, billed to us for the years ended December 31, 2008 and 2007 by our principal accountant.

	2008	2007
Audit Fees — Eide Bailly LLP and its predecessor Murrell, Hall, McIntosh & Co., PLLP	$39,100	$35,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
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
REGISTRANT:
FULLNET COMMUNICATIONS, INC.

Date: March 31, 2009	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: March 31, 2009	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2009	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny,
Chairman of the Board and Director

Date: March 31, 2009	By:	/s/ ROGER P. BARESEL
Roger P. Baresel, Director

Report of Independent Registered Public Accounting Firm
We have audited the accompanying consolidated balance sheets of FullNet Communications, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements as of December 31, 2007, were audited by Murrell, Hall, McIntosh & Co., PLLP, who joined Eide Bailly LLP on August 1, 2008, and whose report dated March 28, 2008, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FullNet Communications, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company’s current liabilities exceed its current assets by $2,027,430 as of December 31, 2008. The Company also had disputed back billings from one of its access providers. The Company disputes this claim and has not recorded any liability related to this claim as of December 31, 2008. An adverse outcome regarding this claim could have a materially adverse effect on the Company’s ability to continue as a going concern. These matters, among others as discussed in Note A to the financial statements, raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Eide Bailly LLP
March 27, 2009 Oklahoma City, Oklahoma

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$11,753	$15,369
Accounts receivable, net	11,318	25,968
Prepaid expenses and other current assets	36,785	62,271

Total current assets	59,856	103,608

PROPERTY AND EQUIPMENT, net	324,227	507,968

INTANGIBLE ASSETS, net	8,782	25,553

OTHER ASSETS	5,250	5,250

TOTAL	$398,115	$642,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable, current portion	$208,215	$182,002
Accrued and other current liabilities, current portion	1,205,087	1,052,023
Notes payable, current portion	545,436	545,436
Deferred revenue	128,548	112,586

Total current liabilities	2,087,286	1,892,047

ACCOUNTS PAYABLE, less current portion	254,174	264,154
ACCRUED AND OTHER LIABILITIES, less current portion	185,755	225,849
NOTES PAYABLE, less current portion	259,100	285,200

Total liabilities	2,786,315	2,667,250

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 7,355,308 and 6,670,878 shares in 2008 and 2007, respectively	74	67
Common stock issuable, 70,257 shares in 2008 and 2007	57,596	57,596
Additional paid-in capital	8,378,467	8,350,255
Accumulated deficit	(10,824,337)	(10,432,789)

Total stockholders’ deficit	(2,388,200)	(2,024,871)

TOTAL	$398,115	$642,379

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2008	2007
REVENUES
Access service revenues	$532,661	$643,155
Co-location and other revenues	1,353,890	1,252,413

Total revenues	1,886,551	1,895,568

OPERATING COSTS AND EXPENSES
Cost of access service revenues	235,638	233,931
Cost of co-location and other revenues	321,196	322,922
Selling, general and administrative expenses	1,371,259	1,334,285
Depreciation and amortization	252,338	297,176
Impairment expense	—	13,032

Total operating costs and expenses	2,180,431	2,201,346

LOSS FROM OPERATIONS	(293,880)	(305,778)

GAIN ON DEBT FORGIVENESS	—	54,795
INTEREST EXPENSE	(97,668)	(96,668)

NET LOSS	$(391,548)	$(347,651)

Net loss per common share
Basic	$(.05)	$(.05)

Assuming dilution	$(.05)	$(.05)

Weighted average number of common shares outstanding
Basic	7,288,679	6,741,135

Assuming dilution	7,288,679	6,741,135

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years ended December 31, 2008 and 2007

			Common
	Common stock		Stock	Additional	Accumulated
	Shares	Amount	issuable	paid-in capital	deficit	Total
Balance at January 1, 2007	6,670,878	$67	$57,596	$8,350,108	$(10,085,138)	$(1,677,367)

Stock compensation expense	—	—	—	147	—	147

Net loss	—	—	—	—	(347,651)	(347,651)

Balance at December 31, 2007	6,670,878	$67	$57,596	$8,350,255	$(10,432,789)	$(2,024,871)

Stock options exercise	684,430	7	—	28,042	—	28,049

Stock compensation expense	—	—	—	170	—	170

Net loss	—	—	—	—	(391,548)	(391,548)

Balance at December 31, 2008	7,355,308	$74	$57,596	$8,378,467	$(10,824,337)	$(2,388,200)

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(391,548)	$(347,651)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	252,338	297,176
Gain on debt forgiveness	—	(54,795)
Impairment expense	—	13,032
Stock compensation	170	147
Provision for uncollectible accounts receivable	(108)	94
Net (increase) decrease in
Accounts receivable	14,758	(1,655)
Prepaid expenses and other current assets	25,486	33,181
Net increase in
Accounts payable	16,233	44,860
Accrued and other liabilities	112,970	176,965
Deferred revenue	15,962	4,149

Net cash provided by operating activities	46,261	165,503

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(51,826)	(82,934)
Acquisition of assets	—	(910)

Net cash used in investing activities	(51,826)	(83,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(26,100)	(82,297)
Proceeds from exercise of stock options	28,049	—

Net cash provided by (used in) financing activities	1,949	(82,297)

NET DECREASE IN CASH	(3,616)	(638)

Cash at beginning of year	15,369	16,007

Cash at end of year	$11,753	$15,369

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$31,299	$13,456
See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
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
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial net losses. At December 31, 2008 current liabilities exceeded current assets by $2,027,430 and total liabilities exceeded total assets by $2,388,200. In addition, during September 2005, the Company received an invoice from AT&T (formerly SBC) of approximately $230,000 for services alleged to have been rendered to it between June 1, 2004 and June 30, 2005. Since then, the Company has received a number of additional invoices from AT&T which cover services through February 2007 and total approximately $7,970,000. AT&T then stopped invoicing the Company for these monthly services and simply sent monthly Inter Company Billing Statements reflecting the balance of approximately $7,970,000 with no further additions. The last Inter Company Billing Statement received by the Company was dated December 15, 2007 and reflected a balance of approximately $7,970,000. The alleged services were eventually identified by AT&T as Switched Access services. The Company formally notified AT&T in writing that it disputes these invoices and requested that AT&T withdraw and/or credit all of these invoices in full. AT&T has not responded to the Company’s written dispute. The Company believes AT&T has no basis for these charges. Therefore, the Company has not recorded any expense or liability related to these billings. An adverse outcome regarding this claim could have a materially adverse effect on the Company’s ability to continue as a going concern.
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
2. Revenue Recognition
The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. Access service revenues are recognized on a monthly basis over the life of each contract as services are provided. Contract periods range from monthly to yearly. Carrier-neutral telecommunications co-location revenues and traditional telephone services are recognized on a monthly basis over the life of the contract as services are provided. Revenue that is received in advance of the services provided is deferred until the services are provided by the Company. Revenue related to set up charges is also deferred and amortized over the life of the contract.
The Company began billing AT&T (formerly SBC) reciprocal compensation (fees for terminating AT&T customer’s local calls onto the Company’s network) during 2004, and has billed for the periods of March 2003 through June 2006. AT&T failed to pay and is disputing approximately $183,700. The Company is pursuing AT&T for all balances due, however there is significant uncertainty as to whether or not the Company will be successful. Upon the ultimate resolution of AT&T’s challenge, the Company will recognize the associated revenue, if any. The Company does not expect reciprocal compensation to be a significant or a long-term revenue source.

3. Accounts Receivable
Accounts receivable consist of the following as of December 31:

	2008	2007

Accounts receivable	$198,958	$213,716
Less allowance for doubtful accounts	(187,640)	(187,748)

	$11,318	$25,968

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
6. Long-Lived Assets
The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets in determining impairment losses on long-term assets. All long-lived assets held and used by the Company, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. Company recorded no impairments during the year ended December 31, 2008. The Company recorded an impairment expense of $13,032 on property held for sale during the year ended December 31, 2007.

7. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following as of December 31:

	2008	2007

Accrued interest	$445,137	$384,361
Accrued deferred compensation	567,305	506,990
Accrued other liabilities	192,645	160,672

	$1,205,087	$1,052,023

Accrued net deferred compensation consists of the following as of December 31, 2008:

Accrued in:
2008	$60,315
2007	71,321
2006	81,752
2000–2005	353,917

$567,305

All of the Company’s executive officers have voluntarily agreed to defer a portion of their compensation. This compensation is vested.
Accrued other liabilities includes $83,501 and $68,548 for unused vacation and sick leave at December 31, 2008 and 2007, respectively.
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
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and does not believe it has any material unrealized tax benefits at December 31, 2008. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004.

9. Loss per share
Income (loss) per share — basic is calculated by dividing net income by the weighted average number of shares of stock outstanding during the year, including shares issuable without additional consideration. Income per share — assuming dilution is calculated by dividing net income by the weighted average number of shares outstanding during the year adjusted for the effect of dilutive potential shares calculated using the treasury stock method.

	2008	2007
Numerator:
Net loss	$(391,548)	$(347,651)
Denominator:
Weighted average shares and share equivalents outstanding — basic	7,288,679	6,741,135
Effect of dilutive stock options	—	—
Effect of dilutive warrants	—	—
Effect of dilutive convertible promissory notes	—	—

Weighted average shares and share equivalents outstanding — assuming dilution	7,288,679	6,741,135

Net loss per share — basic	$(.05)	$(.05)

Net loss per share — assuming dilution	$(.05)	$(.05)

Basic and diluted losses per share were the same for the years ended December 31, 2008 and 2007 because there was a net loss for the year.
Stock options exercisable for the purchase of 2,447,704 common stock shares at exercise prices ranging from $.04 to $3.00 per share were outstanding for the year ended December 31, 2008 but were not included in the calculation of income per share — assuming dilution because there was a net loss for the year.
Stock options exercisable for the purchase of 3,132,134 common stock shares at exercise prices ranging from $.01 to $3.00 per share were outstanding for the year ended December 31, 2007 but were not included in the calculation of income per share — assuming dilution because there was a net loss for the year.
Warrants exercisable for the purchase of 591,000 and 641,000 common stock shares at exercise prices ranging from $.01 to $1.00 per share were outstanding for the years ended December 31, 2008 and 2007, respectively, but were not included in the calculation of income per share — assuming dilution because there was a net loss for the year.
Convertible promissory notes convertible into 1,003,659 common stock shares at a conversion prices ranging from $.49 to $.51 per share (see Note E — Notes Payable) were outstanding for the years ended December 31, 2008 and 2007 but were not included in the calculation of income per share — assuming dilution because there was a net loss for the year.
10. Stock Options and Warrants
The Company’s common stock trades on the OTC Bulletin Board under the symbol FULO. The fair values of the granted options have been estimated at the date of grant using the Black-Scholes option pricing model.
The following weighted average assumptions were used:

	2008	2007
Risk free interest rate	4.4%	4.4%
Expected lives (in years)	5	5
Expected volatility	140%	138%
Dividend yield	0%	0%

The following table summarizes the Company’s employee stock option activity for years ended December 31, 2008 and 2007:

		Weighted		Weighted
		Average		Average
	2008	Exercise Price	2007	Exercise Price
Options outstanding, beginning of year	3,132,134	.42	3,122,034	$.42

Options granted during the year	6,000	.04	48,000	.04

Options exercised during the year	(684,430)	.04	—	—

Options forfeited during the year	(3,000)	.04	—	—

Options cancelled during the year	(3,000)	.04	(37,900)	.09

Options outstanding, end of year	2,447,704	$.53	3,132,134	$.42

Options exercisable at end of year	2,403,704	$.54	3,085,134	$.43

Weighted average fair value of options granted during the year		$.04		$.04

The following table summarizes information about employee stock options outstanding at December 31, 2008:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
Range of	Number	remaining	average exercise	Number	average exercise
exercise prices	outstanding	contractual life	price	exercisable at	price

$0.04–$0.70	1,652,281	4.34 years	$0.15	1,608,281	$0.15
$1.00–$1.50	671,290	1.85 years	$1.07	671,290	$1.07
$1.81–$3.00	124,133	1.32 years	$2.62	124,133	$2.62

	2,447,704	3.50 years	$0.53	2,403,704	$0.54

Common Stock Warrants and Certain Stock Options — A summary of common stock purchase warrant and certain stock option activity for the years ended December 31, 2008 and 2007 follows:
Common stock warrants and certain stock options exercisable for 50,000 shares of common stock expired during 2008 (weighted average exercise price $.01 per share).
Common stock warrants and certain stock options exercisable for 26,000 shares of common stock expired during 2007 (weighted average exercise price $.07 per share).
Outstanding common stock purchase warrants and certain stock options issued to non-employees outstanding at December 31, 2008 are as follows:

Number	Exercise	Expiration
of shares	price	year
275,000	1.00	2009
70,000	.13	2009
220,000	.01	2009
14,000	.10	2012
12,000	.08	2012
591,000

The following table summarizes the Company’s common stock purchase warrant and certain stock option activity for the years ended December 31, 2008 and 2007:

		Weighted		Weighted
		Average		Average
	2008	Exercise Price	2007	Exercise Price

Warrants and certain stock options outstanding, beginning of year	641,000		667,000	$.44
Warrants and certain stock options expired during the year	(50,000)	.01	(26,000)	.07

Warrants and certain stock options outstanding, end of year	591,000	.49	641,000	$.45

11. Advertising
The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. Advertising expense for the years ended December 31, 2008 and 2007 was $34,434 and $30,029, respectively.
12. Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.
13. Recently Issued Accounting Standards
In May 2008, the Financial Accounting Standards Board (“FASB”) issued the Statements of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present fairly in conformity with generally accepted accounting principles. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements, results of operations and cash flows.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for the Company for fiscal years beginning January 1, 2009. The Company is evaluating the potential impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. The provisions of SFAS 141R and SFAS 160 are effective for the Company for fiscal years beginning January 1, 2009. The Company is evaluating the provision of these statements on its consolidated financial position, results of operations and cash flows.
Effective December 30, 2007, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. Issued in February 2008, FSP 157-1 Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157. FSP 157-2 Partial Deferral of the Effective Date of Statement 157 (‘FSP 157-2”), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.
SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The adoption of SFAS 157 did not have a significant impact on the Company’s financial statements.
SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
•	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 — Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. The Company has adopted the provisions of FSP 157-3 in its financial statements for the year ended December 31, 2008. The adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

14. Reclassifications
Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.
NOTE C — PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31:

	2008	2007

Computers and equipment	$1,470,952	$1,420,177
Leasehold improvements	966,915	965,864
Software	57,337	57,337
Furniture and fixtures	28,521	28,521

	2,523,725	2,471,899
Less accumulated depreciation	(2,199,498)	(1,963,931)

	$324,227	$507,968

Depreciation expense for the years ended December 31, 2008 and 2007 was $235,567 and $274,094, respectively.
NOTE D — INTANGIBLE ASSETS
Intangible assets consist primarily of acquired customer bases and covenants not to compete and relate to the purchases of certain business operations as follows:

	December 31,
	2008	2007
InterCorp acquisition	$4,119	$4,119
Talihina acquisition	21,017	21,017
CWIS acquisition	105,638	105,638
LAWTONNET acquisition	65,000	65,000
SONET acquisition	42,547	42,547
IPDatacom acquisition	137,849	137,849
FOT acquisition	93,649	93,649
FOB acquisition	194,780	194,780
FON acquisition	139,650	139,650
Harvest merger	2,009,858	2,009,858
Animus acquisition	318,597	318,597
Tulsa acquisition	70,000	70,000

	3,202,704	3,202,704
Less accumulated amortization	(3,193,922)	(3,177,151)

	$8,782	$25,553

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

Amortization expense for the years ended December 31, 2008 and 2007 relating to intangible assets was $16,771 and $23,082, respectively.
NOTE E — NOTES PAYABLE
Notes payable consist of the following:

	December 31,	December 31,
	2008	2007
Interim loan from a shareholder, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (1)	$293,900	$320,000

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and are matured at December 31, 2006 (convertible into approximately 1,003,659 shares at December 31, 2008 and December 31, 2007) (2)	510,636	510,636

	804,536	830,636

Less current portion	545,436	545,436

	$259,100	$285,200

(1)	In September 2007, the lender agreed to accept monthly payments of $5,800 beginning December 1, 2007 to be allocated 50% to principal and 50% to interest. At December 31, 2008, the outstanding principal and interest of the interim loan was $514,454. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lender has not made any formal demands for payment or instituted collection action; however we are in discussions with the lender to restructure this liability.

(2)	During 2000 and 2001, the Company issued 11% convertible promissory notes or converted other notes payable or accounts payable to convertible promissory notes in an amount totaling $2,257,624. The terms of the Notes were 36 months with limited prepayment provisions. Each of the Notes may be converted by the holder at any time at $1.00 per common stock share and by the Company upon registration and when the closing price of the Company’s common stock has been at or above $3.00 per share for three consecutive trading days. Additionally, the Notes were accompanied by warrants exercisable for the purchase of the number of shares of Company’s common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00. These warrants were exercisable at any time during the five years following issuance at an exercise price of $.01 per share. Under the terms of the Notes, the Company was required to register the common stock underlying both the Notes and the detached warrants by filing a registration statement with the Securities and Exchange Commission within 45 days following the Final Expiration Date of the Offering (March 31, 2001). On May 31, 2001, the Company exchanged 2,064,528 shares of its common stock and warrants (exercisable for the purchase of 436,748 shares of common stock at $2.00 per share) for convertible promissory notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. The warrants expired on May 31, 2006. This exchange was accounted for as an induced debt conversion and a debt conversion expense of $370,308 was recorded.

Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At December 31, 2008, the outstanding principal and interest of the convertible promissory notes was $920,973.
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
Aggregate future maturities of notes payable at December 31, 2008 are as follows:

Year ending December 31
2009	$545,436
2010	34,800
2011	34,800
2012	34,800
2013 and thereafter	154,700

$804,536

NOTE F — COMMITMENTS
Operating Leases
The Company leases certain office facilities used in its operations under non-cancelable operating leases expiring in 2009. Future minimum lease payments required at December 31, 2008 under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2009	$196,376
2010	—
2011	—
2012	—

$196,376

Rental expense for all operating leases for the years ended December 31, 2008 and 2007 was approximately $179,407 and $194,986, respectively.
The Company’s long-term non-cancelable operating lease includes scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred credit of $29,991 and $53,463 at December 31, 2008 and 2007, respectively, which is reflected in Other Long-term Liabilities on the Balance Sheet to reflect the net excess of rental expense over cash payments since inception of the lease. In addition to the base rent payments the Company pays a monthly allocation of the building’s operating expenses.

NOTE G — INCOME TAXES
The Company’s effective income tax rate on net loss differed from the federal statutory rate of 34% as follows at December 31:

	2008	2007
Income taxes benefit at federal statutory rate	$(133,000)	$(120,000)
Tax effect of state income taxes benefit	(17,000)	(15,000)
Change in valuation allowance	225,000	(50,000)
Nondeductible expenses	3,000	3,000
Other	(78,000)	182,000

Total tax expense	$—	$—

The components of deferred income tax assets were as follows at December 31:

	2008	2007
Deferred income tax assets
Basis difference in property and equipment and intangible assets	$422,000	$334,000
Deferred revenue	49,000	43,000
Net operating loss	1,209,000	1,070,000
Deferred compensation and other	251,000	259,000
Valuation allowance	(1,931,000)	(1,706,000)

Net deferred income tax asset	—	—

Change in valuation allowance	$225,000	$(50,000)

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008, the Company has a net operating loss carry forward of approximately $2,900,000 that will expire at various dates through 2027. As such carry forward can only be used to offset future taxable income of the Company, management has provided a valuation allowance until it is more likely than not that taxable income will be generated.
In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and does not believe it has any material unrealized tax benefits at December 31, 2008. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004.

NOTE H — COMMON STOCK
Stock options for 684,430 shares of the Company’s common stock were exercised in March 2008 for $28,049.
NOTE I — CERTAIN RELATIONSHIPS
The Company has an operating lease for certain equipment which is leased from one of its shareholders who also holds a $293,900 interim loan (see Note E — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. At December 31, 2008 we had recorded $270,142 in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.
NOTE J — CREDITOR SETTLEMENTS AND DEBT FORGIVENESS
During the year ended December 31, 2007, the Company negotiated and settled the following liabilities for less than their carrying values. The basic and diluted per share amount of the aggregate gain on debt forgiveness for the year ended December 31, 2007 was $.01.

	Carrying Value	Settlement Amount	Gain
Accounts payable	$54,795	$0	$54,795

NOTE K — CONTINGENCIES
During September 2005, the Company received an invoice from AT&T (formerly SBC) of approximately $230,000 for services alleged to have been rendered to the Company between June 1, 2004 and June 30, 2005. Through February 2006, the Company received a number of additional invoices from AT&T making adjustments to these amounts and expanding the service period through September 30, 2005, at which point the balance due was alleged to be approximately $400,000.
AT&T then began invoicing the Company on a monthly basis (two months in arrears of the alleged service date) for these services and continued invoicing the Company for these monthly services through February 2007, at which point the alleged balance due was approximately $7,970,000. AT&T then stopped invoicing the Company for these monthly services and simply sent monthly Inter Company Billing Statements reflecting the balance of approximately $7,970,000 with no further additions.
The last Inter Company Billing Statement received by the Company was dated December 15, 2007 and reflected a balance of approximately $7,970,000. The alleged services were eventually identified by AT&T as Switched Access services. The Company formally notified AT&T in writing that it disputed these billings and requested that AT&T withdraw and/or credit all of these billings in full. AT&T has not responded to the Company’s written dispute, nor has it sent the Company any further Inter Company Billing Statements since December 15, 2007. AT&T has never taken any other steps to attempt to collect these amounts nor has it ever responded to the Company’s written dispute of said amounts. The Company believes AT&T has no basis for these charges. Therefore, the Company has not recorded any expense or liability related to these billings.
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
NOTE L — SUBSEQUENT EVENT
On February 24, 2009, the Enforcement Bureau of the Federal Communications Commission issued an Omnibus Notice of Apparent Liability for Forefeiture (“NAL”) to the Company in the amount of $20,000 for failure to timely file a certification report concerning so-called Customer Proprietary Network Information (“CPNI”). There were approximately 690 other telecommunications companies included in the NAL. Each company has the opportunity to submit further evidence and arguments in response to the NAL to show that no forefeiture should be imposed or that some lesser amount should be assessed. The Company is in the process of preparing its response.

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