Form 10-Q
period 2009-03-31
FULLNET COMMUNICATIONS INC
filed 2009-05-15
CIK 1092570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
Commission File Number: 000-27031
FULLNET COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1473361
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
201 Robert S. Kerr Avenue, Suite 210
Oklahoma City, Oklahoma 73102
(Address of principal executive offices)
(405) 236-8200
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 12, 2009, 7,425,565 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2009	2008
		(Derived from
	(Unaudited)	Audited Statements)
ASSETS
CURRENT ASSETS
Cash	$8,276	$11,753
Accounts receivable, net	13,836	11,318
Prepaid expenses and other current assets	32,549	36,785

Total current assets	54,661	59,856

PROPERTY AND EQUIPMENT, net	269,225	324,227

INTANGIBLE ASSETS, net	5,577	8,782

OTHER ASSETS	5,250	5,250

TOTAL	$334,713	$398,115

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable, current portion	$195,739	$210,211
Accrued and other current liabilities, current portion	1,271,729	1,216,687
Notes payable, current portion	565,736	557,036
Deferred revenue	122,920	128,548

Total current liabilities	2,156,124	2,112,482

ACCOUNTS PAYABLE, less current portion	250,681	252,178
ACCRUED AND OTHER LIABILITIES, less current portion	172,782	174,155
NOTES PAYABLE, less current portion	238,800	247,500

Total liabilities	2,818,387	2,786,315

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 7,355,308 and 6,670,878 shares in 2009 and 2008, respectively	74	74
Common stock issuable, 70,257 shares in 2009 and 2008	57,596	57,596
Additional paid-in capital	8,381,912	8,378,467
Accumulated deficit	(10,923,256)	(10,824,337)

Total stockholders’ deficit	(2,483,674)	(2,388,200)

TOTAL	$334,713	$398,115

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2009	March 31, 2008
REVENUES
Access service revenues	$121,057	$143,347
Co-location and other revenues	346,670	343,837

Total revenues	467,727	487,184

OPERATING COSTS AND EXPENSES
Cost of access service revenues	54,687	56,519
Cost of co-location and other revenues	98,784	81,524
Selling, general and administrative expenses	335,528	366,134
Depreciation and amortization	58,207	68,494

Total operating costs and expenses	547,206	572,671

LOSS FROM OPERATIONS	(79,479)	(85,487)

INTEREST EXPENSE	(19,440)	(23,464)

NET LOSS	$(98,919)	$(108,951)

Net loss per share — basic	$(.01)	$(.02)

Net loss per share — assuming dilution	$(.01)	$(.02)

Weighted average shares outstanding — basic	7,425,565	6,878,021

Weighted average shares outstanding — assuming dilution	7,425,565	6,878,021

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
Three Months Ended March 31, 2009

			Common	Additional
	Common stock		Stock	Paid In	Accumulated
	Shares	Amount	Issuable	Capital	Deficit	Total

Balance at January 1, 2009	7,355,308	$74	$57,596	$8,378,467	$(10,824,337)	$(2,388,200)

Warrant extension granted in settlement of liabilities	—	—	—	3,445	—	3,445

Net loss	—	—	—	—	(98,919)	(98,919)

Balance at March 31, 2009	7,355,308	$74	$57,596	$8,381,912	$(10,923,256)	$(2,483,674)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(98,919)	$(108,951)
Adjustments to reconcile net loss to net cash provided by operating Activities
Depreciation and amortization	58,207	68,494
Stock compensation	—	44
Provision for uncollectible accounts receivable	244	949
Net (increase) decrease in
Accounts receivable	(2,762)	8,731
Prepaid expenses and other current assets	4,236	29,210
Net increase (decrease) in
Accounts payable — trade	(12,524)	35,329
Accrued and other liabilities	53,669	(24,726)
Deferred revenue	(5,628)	1,615

Net cash (used in) provided by operating activities	(3,477)	10,695

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(28,853)
Acquisition of assets	—	—

Net cash used in investing activities	—	(28,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	—	(11,600)
Proceeds from exercise of options	—	28,049

Net cash provided by financing activities	—	16,449

NET DECREASE IN CASH	(3,477)	(1,709)

Cash at beginning of period	11,753	15,369

Cash at end of period	$8,276	$13,660

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$—	$11,600
Warrant extension granted in settlement of liabilities	3,445	—
See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	UNAUDITED INTERIM FINANCIAL STATEMENTS
The unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2008.
The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2009. Certain reclassifications have been made to prior period balances to conform with the presentation for the current period. These reclassifications did not impact the net loss.
2.	MANAGEMENT’S PLANS
At March 31, 2009, current liabilities exceed current assets by $2,101,463. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on various loans (see Note 9. Notes Payable). These factors raise substantial doubts about the Company’s ability to continue as a going concern.
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

	Three Months Ended
	March 31, 2009	March 31, 2008
Numerator:
Net loss	$(98,919)	$(108,951)
Denominator:
Weighted average shares outstanding — basic	7,425,565	6,878,021
Effect of dilutive stock options	—	—
Effect of dilutive warrants	—	—

Weighted average shares outstanding — assuming dilution	7,425,565	6,878,021

Net loss per share — basic	$(.01)	$(.02)

Net loss per share — assuming dilution	$(.01)	$(.02)

Basic and diluted loss per share were the same for the three months ended March 31, 2009 and 2008 because there was a net loss for each period.
5.	ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	March 31, 2009	December 31, 2008

Accounts receivable	$201,720	$198,958
Less allowance for doubtful accounts	(187,884)	(187,640)

	$13,836	$11,318

6.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31, 2009	December 31, 2008

Computers and equipment	$1,470,952	$1,470,952

Leasehold improvements	966,915	966,915

Software	57,337	57,337

Furniture and fixtures	28,521	28,521

	2,523,725	2,523,725

Less accumulated depreciation	(2,254,500)	(2,199,498)

	$269,225	$324,227

Depreciation expense for the three months ended March 31, 2009 and 2008 was $55,002 and $63,713, respectively.
7.	INTANGIBLE ASSETS
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
Amortization expense for the three months ended March 31, 2009 and 2008 relating to intangible assets was $3,205 and $4,781, respectively.
8.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following:

	March 31, 2009	December 31, 2008

Accrued interest	$475,816	$456,737
Accrued deferred compensation	593,316	567,305
Accrued other liabilities	202,597	192,645

	$1,271,729	$1,216,687

9.	NOTES PAYABLE
Notes payable consist of the following:

	March 31, 2009	December 31, 2008
Interim loan from a shareholder, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (1)	$293,900	$293,900

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and matured at December 31, 2006 (convertible into approximately 1,003,659 shares at March 31, 2009 and December 31, 2008) (2)	510,636	510,636

	804,536	804,536

Less current portion	565,736	557,036

	$238,800	$247,500

(1)
In September 2007, the lender agreed to accept monthly payments of $5,800 beginning December 1, 2007 to be allocated 50% to principal and 50% to interest. At March 31, 2009, the outstanding principal and interest of the interim loan was $521,782. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lender has not made any formal demands for payment or instituted collection action; however we are in discussions with the lender to restructure this liability.

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

Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At March 31, 2009, the outstanding principal and interest of the convertible promissory notes was $931,352.

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

10.	COMMON STOCK OPTIONS AND WARRANTS
The following table summarizes the Company’s employee stock option activity for the three months ended March 31, 2009:

	Three Months Ended	Weighted Average
	March 31, 2009	Exercise Price
Options outstanding, beginning and end of the period	2,447,704	$.53

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
The following table summarizes the Company’s common stock purchase warrant and non-employee stock option activity for the three months ended March 31, 2009:
In January 2009, the Company agreed to extend the expiration date on 425,000 of common stock purchase warrants for the lessor in return for a credit of $3,445 on the operating lease.

	Three Months Ended	Weighted Average
	March 31, 2009	Exercise Price

Warrants and non-employee stock options outstanding, beginning and end of the period	591,000	$.49

11.	RECENTLY ISSUED ACCOUNTING STANDARDS
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 became effective for the Company on January 1, 2009. The Company has determined that FASB Statement No. 142-3 has no material effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 160 changed the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. The provisions of SFAS 141R and SFAS 160 became effective for the Company on January 1, 2009. The Company has determined that FASB Statement No. 141 has no material effect on the consolidated financial statements.
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

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. The Company adopted the provisions of FSP 157-3 in its financial statements for the year ended December 31, 2008. The adoption did not have a material impact on the Company’s consolidated results of operations or financial position.
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
12.	CERTAIN RELATIONSHIPS
The Company has an operating lease for certain equipment that is leased from one of its shareholders who also holds a $293,900 interim loan (see Note 9 — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January 2009, the Company agreed to extend the expiration date on 425,000 of common stock purchase warrants for the lessor in return for a credit of $3,445 on the operating lease. At March 31, 2009 the Company had recorded $256,717 in unpaid lease payments. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however the Company is in discussions with the lessor to restructure this liability.
13.	CONTINGENCIES
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is qualified in its entirety by the more detailed information in our Form 10-K and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2008 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”) and FullWeb, Inc. (“FullWeb”).
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
Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At March 31, 2009 FullTel provided us with local telephone access in approximately 232 cities.

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
Results of Operations
The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31, 2009		March 31, 2008
	Amount	Percent	Amount	Percent

Revenues:
Access service revenues	$121,057	25.9%	$143,347	29.4%
Co-location and other revenues	346,670	74.1	343,837	70.6

Total revenues	467,727	100.0	487,184	100.0

Cost of access service revenues	54,687	11.7	56,519	11.6
Cost of co-location and other revenues	98,784	21.1	81,524	16.7
Selling, general and administrative expenses	335,528	71.7	366,134	75.2
Depreciation and amortization	58,207	12.4	68,494	14.1

Total operating costs and expenses	547,206	116.9	572,671	117.6

Loss from operations	(79,479)	(16.9)	(85,487)	(17.6)

Interest expense	(19,440)	(4.2)	(23,464)	(4.8)

Net loss	$(98,919)	(21.1)%	$(108,951)	(22.4)%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Revenues
Access service revenues decreased $22,290 or 15.6% to $121,057 for the 2009 1st Quarter from $143,347 for the same period in 2008 primarily due to a decline in the number of customers.
Co-location and other revenues increased $2,833 or 0.8% to $346,670 for the 2009 1st Quarter from $343,837 for the same period in 2008. This increase was primarily attributable to the net addition of new customers.
Operating Costs and Expenses
Cost of access service revenues decreased $1,832 or 3.2% to $54,687 for the 2009 1st Quarter from $56,519 for the same period in 2008. Cost of access service revenues as a percentage of access service revenues increased to 45.2% during the 2009 1st Quarter, compared to 39.4% during the same period in 2008.
Cost of co-location and other revenues increased $17,260 or 21.2% to $98,784 for the 2009 1st Quarter from $81,524 for the same period in 2008 primarily attributable to recurring costs related to increased customers on traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 28.5% during the 2009 1st Quarter, compared to 23.7% during the same period in 2008.

Selling, general and administrative expenses decreased $30,606 or 8.4% to $335,528 for the 2009 1st Quarter compared to $366,134 for the same period in 2008 primarily attributable to decreases in employee related costs, supplies, and bad debt expenses of $21,124, $5,010 and $5,170, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased to 71.7% during the 2009 1st Quarter from 75.2% during the same period in 2008.
Depreciation and amortization expense decreased $10,287 or 15.0% to $58,207 for the 2009 1st Quarter compared to $68,494 for the same period in 2008 primarily related to several assets reaching full depreciation.
Interest Expense
Interest expense decreased $4,024 or 17.2% to $19,440 for the 2009 1st Quarter compared to $23,464 for the same period in 2008. This decrease was primarily attributable to the lower note balances from the payment of principal on the notes.
Liquidity and Capital Resources
As of March 31, 2009, we had $8,276 in cash and $2,156,124 in current liabilities, including $122,920 of deferred revenues that will not require settlement in cash.
At March 31, 2009, we had a working capital deficit of $2,101,463, while at December 31, 2008 we had a working capital deficit of $2,052,626. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
As of March 31, 2009, $173,592 of the $189,703 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts. At March 31, 2009, $256,717 payable under a matured lease obligation was outstanding and we had outstanding principal and interest owed on matured notes totaling $1,453,134. We have not made payment or negotiated an extension of the notes and the lenders have not made any payment demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.
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
Cash flow for the periods ending March 31, 2009 and 2008 consist of the following.

	For the Periods Ended March 31,
	2009	2008
Net cash flows (used in) provided by operations	$(3,477)	$10,695
Net cash flows used in investing activities	—	(28,853)
Net cash flows provided by financing activities	—	16,449
Cash used for the purchases of equipment was $28,853 for the three months ended March 31, 2008.
Cash used for principal payments on notes payable was $11,600 for the three months ended March 31, 2008.
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
Financing Activities
On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through August 2007 we had made aggregate payments of principal and interest of $35,834 on this loan. In September 2007, the lender agreed to accept monthly payments of $5,800 beginning December 1, 2007 to be allocated 50% to principal and 50% to interest. At March 31, 2009, the outstanding principal and interest of the interim loan was $521,782. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lender has not made any formal demands for payment or instituted collection action; however we are in discussions with the lender to restructure this liability.

We have an operating lease for certain equipment that is leased from one of our shareholders who also holds a $293,900 interim loan (see Note 9 — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments. In January and November 2006, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January 2009, we agreed to extend the expiration date on 425,000 of common stock purchase warrants for the lessor in return for a credit of $3,445 on the operating lease. At March 31, 2009 we had recorded $256,717 in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.
Pursuant to the provisions of the convertible promissory notes (see Note 9 — Notes Payable), the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands. At March 31, 2009, the outstanding principal and interest of the convertible promissory notes was $931,352.
Recently Issued Accounting Standards
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 became effective for us on beginning January 1, 2009. We have determined that FASB Statement No. 142-3 has no material effect on the consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 160 changed the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. The provisions of SFAS 141R and SFAS 160 became effective for us on January 1, 2009. We have determined that FASB Statement No. 141 has no material effect on the consolidated financial statements.

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
Item 4(T). Controls and Procedures.
This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

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
Item 3. Defaults Upon Senior Securities
We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At March 31, 2009, the aggregate outstanding principal and accrued interest of the convertible promissory notes was $931,352. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the first quarter of 2009.
Item 5. Other Information
During the three months ended March 31, 2009 all events reportable on Form 8-K were reported.
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
#

10.32	Promissory Note dated January 25, 2000, issued to Fullnet of Tahlequah, Inc.	#

10.33	Promissory Note dated February 7, 2000, issued to David Looper	#

10.34	Promissory Note dated February 29, 2000, issued to Wallace L. Walcher	#

10.35	Promissory Note dated June 2, 2000, issued to Lary Smith	#

Exhibit
Number	Exhibit

10.36	Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C.	#

10.37	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.38	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.39	Form of Convertible Promissory Note dated September 6, 2002	#

10.40	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.41	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.42	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 30, 2003	#

10.43	Form 8-K dated January 30, 2003 reporting the change in certifying accountant	#

10.44	Form 8-K dated September 20, 2005 reporting the change in certifying accountant	#

22.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

#	Incorporated by reference.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
FULLNET COMMUNICATIONS, INC.

Date: May 15, 2009	By:	/s/ TIMOTHY J. KILKENNY Timothy J. Kilkenny Chief Executive Officer

Date: May 15, 2009	By:	/s/ ROGER P. BARESEL Roger P. Baresel President and Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel