Form 10-Q
period 2009-06-30
FULLNET COMMUNICATIONS INC
filed 2009-08-14
CIK 1092570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2009, 7,425,565 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Derived from
		Audited Statements)
ASSETS
CURRENT ASSETS
Cash	$8,505	$11,753
Accounts receivable, net	12,547	11,318
Prepaid expenses and other current assets	41,713	36,785

Total current assets	62,765	59,856

PROPERTY AND EQUIPMENT, net	216,445	324,227

INTANGIBLE ASSETS, net	2,789	8,782

OTHER ASSETS	5,250	5,250

TOTAL	$287,249	$398,115

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable, current portion	$201,398	$210,211
Accrued and other current liabilities, current portion	1,312,689	1,216,687
Notes payable, current portion	573,936	557,036
Deferred revenue	116,574	128,548

Total current liabilities	2,204,597	2,112,482

ACCOUNTS PAYABLE, less current portion	249,184	252,178
ACCRUED AND OTHER LIABILITIES, less current portion	171,409	174,155
NOTES PAYABLE, less current portion	230,100	247,500

Total liabilities	2,855,290	2,786,315

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 7,355,308 shares in 2009 and 2008	74	74
Common stock issuable, 70,257 shares in 2009 and 2008	57,596	57,596
Additional paid-in capital	8,381,981	8,378,467
Accumulated deficit	(11,007,692)	(10,824,337)

Total stockholders’ deficit	(2,568,041)	(2,388,200)

TOTAL	$287,249	$398,115

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
REVENUES
Access service revenues	$108,208	$136,891	$229,265	$280,238
Co-location and other revenues	354,876	330,821	701,546	674,658

Total revenues	463,084	467,712	930,811	954,896

OPERATING COSTS AND EXPENSES
Cost of access service revenues	49,426	60,466	104,113	116,985
Cost of co-location and other revenues	98,079	78,237	196,863	159,761
Selling, general and administrative expenses	319,090	332,367	654,618	698,501
Depreciation and amortization	57,672	61,312	115,879	129,806

Total operating costs and expenses	524,267	532,382	1,071,473	1,105,053

LOSS FROM OPERATIONS	(61,183)	(64,670)	(140,662)	(150,157)

INTEREST EXPENSE	(23,253)	(23,855)	(42,693)	(47,319)

NET LOSS	$(84,436)	$(88,525)	(183,355)	(197,476)

Net loss per share —basic	$(.01)	$(.01)	$(.02)	$(.03)

Net loss per share — assuming dilution	$(.01)	$(.01)	$(.02)	$(.03)

Weighted average shares outstanding — basic	7,425,565	7,425,565	7,425,565	7,147,991

Weighted average shares outstanding — assuming dilution	7,425,565	7,425,565	7,425,565	7,147,991

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
Six Months Ended June 30, 2009

			Common	Additional
	Common stock		Stock	Paid In	Accumulated
	Shares	Amount	Issuable	Capital	Deficit	Total

Balance at January 1, 2009	7,355,308	$74	$57,596	$8,378,467	$(10,824,337)	$(2,388,200)

Warrant extension granted in settlement of liabilities	—	—	—	3,445	—	3,445

Stock compensation expense	—	—	—	69	—	69

Net loss	—	—	—	—	(183,355)	(183,355)

Balance at June 30, 2009	7,355,308	$74	$57,596	$8,381,981	$(11,007,692)	$(2,568,041)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(183,355)	$(197,476)
Adjustments to reconcile net loss to net cash provided by operating Activities
Depreciation and amortization	115,879	129,806
Stock compensation	69	85
Provision for uncollectible accounts receivable	(296)	1,477
Net (increase) decrease in
Accounts receivable	(933)	8,834
Prepaid expenses and other current assets	(4,928)	34,627
Net increase (decrease) in
Accounts payable — trade	(8,362)	29,566
Accrued and other liabilities	93,256	22,178
Deferred revenue	(11,974)	3,977

Net cash (used in) provided by operating activities	(644)	33,074

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,104)	(44,291)

Net cash used in investing activities	(2,104)	(44,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(500)	(20,300)
Proceeds from exercise of options	—	28,049

Net cash (used in) provided by financing activities	(500)	7,749

Net decrease in cash	(3,248)	(3,468)

Cash at beginning of period	11,753	15,369

Cash at end of period	$8,505	$11,901

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,233	$22,033
Warrant extension granted in settlement of liabilities	3,445	—
See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	UNAUDITED INTERIM FINANCIAL STATEMENTS
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
At June 30, 2009, current liabilities exceed current assets by $2,141,832. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on various loans (see Note 9. Notes Payable). These factors raise substantial doubts about the Company’s ability to continue as a going concern.
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

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Numerator:
Net loss	$(84,436)	$(88,525)	$(183,355)	$(197,476)
Denominator:
Weighted average shares outstanding — basic	7,425,565	7,425,565	7,425,565	7,147,991
Effect of dilutive stock options	—	—	—	—
Effect of dilutive warrants	—	—	—	—

Weighted average shares outstanding — assuming dilution	7,425,565	7,425,565	7,425,565	7,147,991

Net loss per share — basic	$(.01)	$(.01)	$(.02)	$(.03)

Net loss per share — assuming dilution	$(.01)	$(.01)	$(.02)	$(.03)

Basic and diluted loss per share was the same for the three and six months ended June 30, 2009 and 2008 because there was a net loss for each period.
5.	ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	June 30, 2009	December 31, 2008

Accounts receivable	$199,891	$198,958
Less allowance for doubtful accounts	(187,344)	(187,640)

	$12,547	$11,318

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2009	December 31, 2008

Computers and equipment	$1,473,056	$1,470,952

Leasehold improvements	966,915	966,915

Software	57,337	57,337

Furniture and fixtures	28,521	28,521

	2,525,829	2,523,725

Less accumulated depreciation	(2,309,384)	(2,199,498)

	$216,445	$324,227

Depreciation expense for the three months ended June 30, 2009 and 2008 was $54,884 and $57,188, respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 was $109,886 and $120,902, respectively.
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
Amortization expense for the three months ended June 30, 2009 and 2008 relating to intangible assets was $2,788 and $4,124, respectively. Amortization expense for the six months ended June 30, 2009 and 2008 relating to intangible assets was $5,993 and $8,904, respectively.
8.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	June 30, 2009	December 31, 2008

Accrued interest	$498,214	$456,737
Accrued deferred compensation	626,270	567,305
Accrued other liabilities	188,205	192,645

	$1,312,689	$1,216,687

9.	NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2009	December 31, 2008
Interim loan from a shareholder, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (1)	$293,400	$293,900

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and matured at December 31, 2006 (convertible into approximately 1,003,659 shares at June 30, 2009 and December 31, 2008) (2)	510,636	510,636

	804,036	804,536

Less current portion	573,936	557,036

	$230,100	$247,500

(1)	In September 2007, the lender agreed to accept monthly payments of $5,800 beginning December 1, 2007 to be allocated 50% to principal and 50% to interest. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. Beginning in June 2009, the lender agreed to accept temporary reduced monthly payments of $1,000 until such time as the Company’s financial position significantly improves. At June 30, 2009, the outstanding principal and interest of the interim loan was $528,109. The lender has not made any formal demands for payment or instituted collection action; however we are in discussions with the lender to restructure this liability.

(2)	During 2000 and 2001, the Company issued 11% convertible promissory notes or converted other notes payable or accounts payable to convertible promissory notes in an amount totaling $2,257,624. The terms of the Notes are 36 months with limited prepayment provisions. Each of the Notes may be converted by the holder at any time at $1.00 per common stock share and by the Company upon registration and when the closing price of the Company’s common stock has been at or above $3.00 per share for three consecutive trading days. Additionally, the Notes are accompanied by warrants exercisable for the purchase of the number of shares of Company common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00. These warrants are exercisable at any time during the five years following issuance at an exercise price of $.01 per share. Under the terms of the Notes, the Company was required to register the common stock underlying both the Notes and the detached warrants by filing a registration statement with the Securities and Exchange Commission within 45 days following the Final Expiration Date of the Offering (March 31, 2001). On May 31, 2001, the Company exchanged 2,064,528 shares of its common stock and warrants (exercisable for the purchase of 436,748 shares of common stock at $2.00 per share) for convertible promissory notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. The warrants expired on May 31, 2006. This exchange was accounted for as an induced debt conversion and a debt conversion expense of $370,308 was recorded.

Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At June 30, 2009, the outstanding principal and interest of the convertible promissory notes was $945,550.

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
10.	COMMON STOCK OPTIONS AND WARRANTS
The following table summarizes the Company’s employee stock option activity for the three and six months ended June 30, 2009:

	Three Months	Weighted	Six Months	Weighted
	Ended	Average	Ended	Average
	June 30, 2009	Exercise Price	June 30, 2009	Exercise Price
Options outstanding, beginning of the period	2,447,704	$.53	2,447,704	$.53

Options granted during the period	3,000	.01	3,000	.01

Options outstanding, end of the period	2,450,704	$.53	2,450,704	$.53

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
The following table summarizes the Company’s common stock purchase warrant and non-employee stock option activity for the three and six months ended June 30, 2009:
In January 2009, the Company agreed to extend the expiration date on 425,000 of common stock purchase warrants for the lessor in return for a credit of $3,445 on the operating lease.

	Three Months	Weighted	Six Months	Weighted
	Ended	Average	Ended	Average
	June 30, 2009	Exercise Price	June 30, 2009	Exercise Price
Warrants and non-employee stock options outstanding, beginning and end of the period	591,000	$.49	591,000	$.49

11.	RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. . The adoption of FAS 165 only affected disclosures, and thus had no impact on the Company’s financial position, results of operations and cash flows. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on August 14, 2009.
In April 2009, the FASB issued Staff Position (FSP) SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and the Company adopted them in second quarter 2009. The adoption of FSP 107-1 and APB 28-1 did affect disclosures, but otherwise the adoption of these FSPs had no impact on the Company’s financial position, results of operations and cash flows.
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
12.	FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that an entity disclose the fair value of financial instruments for which it is practicable to estimate the value. The Company considers the carrying value of certain financial instruments on the balance sheets, including cash, accounts receivable, inventories, and other assets to be reasonable estimates of fair value. At June 30, 2009, the carrying amount of the Company’s liabilities for corporate borrowings and other obligations was $2,855,290 and the fair value was estimated to be approximately $300,000. This amount is based on the present value of estimated future cash outflows which is discounted based on the risk of nonperformance due to the uncertainty of the Company’s ability to continue as a going concern.
13.	CERTAIN RELATIONSHIPS
The Company has an operating lease for certain equipment that is leased from one of its shareholders who also holds a $293,400 interim loan (see Note 9 — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January 2009, the Company agreed to extend the expiration date on 425,000 of common stock purchase warrants for the lessor in return for a credit of $3,445 on the operating lease. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. Beginning in June 2009, the lender agreed to temporarily suspend monthly payments on this obligation until such time as the Company’s financial condition significantly improves. At June 30, 2009 the Company had recorded $256,717 in unpaid lease payments. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations. The lessor has not made any formal demands for payment or instituted collection action; however the Company is in discussions with the lessor to restructure this liability.

14.	CONCENTRATIONS
During the six months ended June 30, 2009 and 2008, the Company had one customer that comprised approximately 12% and 13%, respectively, of total revenues. During the 2nd Quarter 2009 and 2008, this customer comprised approximately 13% of total revenues.
15.	CONTINGENCIES
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
On February 24, 2009, the Enforcement Bureau of the Federal Communications Commission issued an Omnibus Notice of Apparent Liability for Forfeiture (“NAL”) to the Company in the amount of $20,000 for failure to timely file a certification report concerning so-called Customer Proprietary Network Information (“CPNI”). There were approximately 690 other telecommunications companies included in the NAL. Each company has the opportunity to submit further evidence and arguments in response to the NAL to show that no forfeiture should be imposed or that some lesser amount should be assessed. The Company filed a formal response to the NAL pursuant to which it requested waiver of the Forfeiture. The FCC has not yet responded to the Company’s request.

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
Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At June 30, 2009 FullTel provided us with local telephone access in approximately 232 cities.

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
Results of Operations
The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended				Six Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$108,208	23.4%	$136,891	29.3%	$229,265	24.6%	$280,238	29.3%
Co-location and other revenues	354,876	76.6	330,821	70.7	701,546	75.4	674,658	70.7

Total revenues	463,084	100.0	467,712	100.0	930,811	100.0	954,896	100.0

Cost of access service revenues	49,426	10.7	60,466	12.9	104,113	11.2	116,985	12.3
Cost of co-location and other revenues	98,079	21.2	78,237	16.7	196,863	21.2	159,761	16.7
Selling, general and administrative expenses	319,090	68.9	332,367	71.1	654,618	70.3	698,501	73.1
Depreciation and amortization	57,672	12.5	61,312	13.1	115,879	12.5	129,806	13.6

Total operating costs and expenses	524,267	113.3	532,382	113.8	1,071,473	115.2	1,105,053	115.7

Loss from operations	(61,183)	(13.3)	(64,670)	(13.8)	(140,662)	(15.2)	(150,157)	(15.7)

Interest expense	(23,253)	(5.0)	(23,855)	(5.1)	(42,693)	(4.6)	(47,319)	(5.0)

Net loss	$(84,436)	(18.3)%	$(88,525)	(18.9)%	$(183,355)	(19.8)%	$(197,476)	(20.7)%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Revenues
Access service revenues decreased $28,683 or 21.0% to $108,208 for the 2009 2nd Quarter from $136,891 for the same period in 2008 primarily due to a decline in the number of customers.
Co-location and other revenues increased $24,055 or 7.3% to $354,876 for the 2009 2nd Quarter from $330,821 for the same period in 2008. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.
Operating Costs and Expenses
Cost of access service revenues decreased $11,040 or 18.3% to $49,426 for the 2009 2nd Quarter from $60,466 for the same period in 2008. This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 45.7% during the 2009 2nd Quarter, compared to 44.2% during the same period in 2008.

Cost of co-location and other revenues increased $19,842 or 25.4% to $98,079 for the 2009 2nd Quarter from $78,237 for the same period in 2008 primarily related to increases to recurring costs related to increased customers on traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 27.6% during the 2009 2nd Quarter, compared to 23.6% during the same period in 2008.
Selling, general and administrative expenses decreased $13,277 or 4.0% to $319,090 for the 2009 2nd Quarter compared to $332,367 for the same period in 2008 primarily attributable to decreases in employee related costs, rent, and advertising expenses of $4,855, $5,090 and $5,566, respectively. These decreases were offset by an increase in professional services of $2,734. Selling, general and administrative expenses as a percentage of total revenues decreased to 68.9% during the 2009 2nd Quarter from 71.1% during the same period in 2008.
Depreciation and amortization expense decreased $3,640 or 5.9% to $57,672 for the 2009 2nd Quarter compared to $61,312 for the same period in 2008 primarily related to several assets reaching full depreciation.
Interest Expense
Interest expense remained relatively the same for the 2009 2nd Quarter compared to the same period in 2008 at $23,253 and $23,855, respectively.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Revenues
Access service revenues decreased $50,973 or 18.2% to $229,265 for the six-month period from $280,238 for the same period in 2008 primarily due to a decline in the number of customers.
Co-location and other revenues increased $26,888 or 4.0% to $701,546 for the six-month period from $674,658 for the same period in 2008. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.
Operating Costs and Expenses
Cost of access service revenues decreased $12,872 or 11.0% to $104,113 for the six-month period from $116,985 for the same period in 2008. This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 45.4% during the 2009 six-month period, compared to 41.7% during the same period in 2008.
Cost of co-location and other revenues increased $37,102 or 23.2% to $196,863 for the six-month period from $159,761 for the same period in 2008 primarily attributable to recurring costs related to increased customers on traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 28.1% during the six-month period, compared to 23.7% during the same period in 2008.
Selling, general and administrative expenses decreased $43,883 or 6.3% to $654,618 for the six-month period compared to $698,501 for the same period in 2008 primarily attributable to decreases in employee related costs, advertising, rent, supplies, repairs and maintenance and bad debt expenses of $25,980, $6,205, $5,161, $4,046, $2,824 and $6,467, respectively. These decreases were offset by increases in professional services and utilities of $2,834 and $3,725, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased to 70.3% during the six-month period from 73.1% during the same period in 2008.

Depreciation and amortization expense decreased $13,927 or 10.7% to $115,879 for the six-month period compared to $129,806 for the same period in 2008 primarily related to several assets reaching full depreciation.
Interest Expense
Interest expense decreased $4,626 or 9.8% to $42,693 for the six-month period compared to $47,319 for the same period in 2008. This decrease was primarily attributable to the lower note balances from the payment of principal on the notes.
Liquidity and Capital Resources
As of June 30, 2009, we had $8,505 in cash and $2,204,597 in current liabilities, including $116,574 of deferred revenues that will not require settlement in cash.
At June 30, 2009, we had a working capital deficit of $2,141,832, while at December 31, 2008 we had a working capital deficit of $2,052,626. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
As of June 30, 2009, $175,424 of the $193,865 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts. At June 30, 2009, $256,717 payable under a matured lease obligation was outstanding and we had outstanding principal and interest owed on matured notes totaling $1,473,659. We have not made payment or negotiated an extension of the notes and the lenders have not made any payment demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.
In addition, during the six months ended June 30, 2009 and 2008, the Company had one customer that comprised approximately 12% and 13%, respectively, of total revenues. During the 2nd Quarter 2009 and 2008, this customer comprised approximately 13% of total revenues.
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
Cash flow for the periods ending June 30, 2009 and 2008 consist of the following.

	For the Periods Ended June 30,
	2009	2008
Net cash flows (used in) provided by operations	$(644)	$33,074

Net cash flows used in investing activities	(2,104)	(44,291)

Net cash flows (used in) provided by financing activities	(500)	7,749
Cash used for the purchases of equipment was $2,104 and $44,291, respectively for the six months ended June 30, 2009 and 2008.

Cash used for principal payments on notes payable was $500 and $20,300, respectively for the six months ended June 30, 2009 and 2008. Cash provided by the exercise of options was $28,049 for the six months ended June 30, 2008.
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
Financing Activities
On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through August 2007 we had made aggregate payments of principal and interest of $35,834 on this loan. In September 2007, the lender agreed to accept monthly payments of $5,800 beginning December 1, 2007 to be allocated 50% to principal and 50% to interest. We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. Beginning in June 2009, the lender agreed to accept temporary reduced monthly payments of $1,000 until such time as our financial condition significantly improves. At June 30, 2009, the outstanding principal and interest of the interim loan was $528,109. The lender has not made any formal demands for payment or instituted collection action; however we are in discussions with the lender to restructure this liability.

We have an operating lease for certain equipment that is leased from one of our shareholders who also holds a $293,900 interim loan (see Note 9 — Notes Payable to our financial statements, above). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments. In January and November 2006, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January 2009, we agreed to extend the expiration date on 425,000 of common stock purchase warrants for the lessor in return for a credit of $3,445 on the operating lease. We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. Beginning in June 2009, the lender agreed to temporarily suspend monthly payments on this obligation until such time as our financial condition significantly improves. At June 30, 2009 we had recorded $256,717 in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.
Pursuant to the provisions of the convertible promissory notes (see Note 9 — Notes Payable to our financial statements, above), the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands. At June 30, 2009, the outstanding principal and interest of the convertible promissory notes was $945,550.
Recently Issued Accounting Standards
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this Standard during the second quarter of 2009. The adoption of FAS 165 only affected disclosures, and thus had no impact on our financial position, results of operations and cash flows. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on August 14, 2009.
In April 2009, the FASB issued Staff Position (FSP) SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and we adopted them in second quarter 2009. The adoption of FSP 107-1 and APB 28-1 did affect disclosures, but otherwise the adoption of these FSPs had no impact on our financial position, results of operations and cash flows.

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
We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At June 30, 2009, the aggregate outstanding principal and accrued interest of the convertible promissory notes was $945,550. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the second quarter of 2009.

Item 5.	Other Information
During the six months ended June 30, 2009 all events reportable on Form 8-K were reported.

Item 6.	Exhibits
(a)	The following exhibits are either filed as part of or are incorporated by reference in this Report:

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation, as amended (filed as Exhibit 2.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

3.2	Bylaws (filed as Exhibit 2.2 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference)	#

4.1	Specimen Certificate of Registrant’s Common Stock (filed as Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).	#

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
10-KSB for the fiscal year ended December 31, 2000).
#

10.32	Promissory Note dated January 25, 2000, issued to Fullnet of Tahlequah, Inc.	#

10.33	Promissory Note dated February 7, 2000, issued to David Looper	#

10.34	Promissory Note dated February 29, 2000, issued to Wallace L. Walcher	#

Exhibit
Number	Exhibit

10.35	Promissory Note dated June 2, 2000, issued to Lary Smith	#

10.36	Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C.	#

10.37	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.38	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.39	Form of Convertible Promissory Note dated September 6, 2002	#

10.40	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.41	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.42	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 30, 2003	#

10.43	Form 8-K dated January 30, 2003 reporting the change in certifying accountant	#

10.44	Form 8-K dated September 20, 2005 reporting the change in certifying accountant	#

22.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

#	Incorporated by reference.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: August 14, 2009	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: August 14, 2009	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

*	Filed herewith.