Form 10-Q
period 2009-09-30
FULLNET COMMUNICATIONS INC
filed 2009-11-13
CIK 1092570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2009, 7,425,565 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
	(Unaudited)	(Derived from
		Audited Statements)
ASSETS
CURRENT ASSETS
Cash	$12,200	$11,753
Accounts receivable, net	17,482	11,318
Prepaid expenses and other current assets	37,782	36,785

Total current assets	67,464	59,856

PROPERTY AND EQUIPMENT, net	166,962	324,227

INTANGIBLE ASSETS, net	1,458	8,782

OTHER ASSETS	5,250	5,250

TOTAL	$241,134	$398,115

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable, current portion	$202,416	$210,211
Accrued and other current liabilities, current portion	1,539,050	1,216,687
Notes payable, current portion	804,436	557,036
Deferred revenue	113,859	128,548

Total current liabilities	2,659,761	2,112,482

ACCOUNTS PAYABLE, less current portion	248,685	252,178
ACCRUED AND OTHER LIABILITIES, less current portion	2,181	174,155
NOTES PAYABLE, less current portion	—	247,500

Total liabilities	2,910,627	2,786,315

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 7,355,308 shares in 2009 and 2008	74	74
Common stock issuable, 70,257 shares in 2009 and 2008	57,596	57,596
Additional paid-in capital	8,381,981	8,378,467
Accumulated deficit	(11,109,144)	(10,824,337)

Total stockholders’ deficit	(2,669,493)	(2,388,200)

TOTAL	$241,134	$398,115

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
REVENUES
Access service revenues	$99,640	$137,027	$328,905	$417,265
Co-location and other revenues	344,138	341,919	1,045,684	1,016,577

Total revenues	443,778	478,946	1,374,589	1,433,842

OPERATING COSTS AND EXPENSES
Cost of access service revenues	48,013	62,678	152,126	179,663
Cost of co-location and other revenues	99,376	78,929	296,239	238,690
Selling, general and administrative expenses	321,334	337,035	975,952	1,035,536
Depreciation and amortization	52,835	61,635	168,714	191,441

Total operating costs and expenses	521,558	540,277	1,593,031	1,645,330

LOSS FROM OPERATIONS	(77,780)	(61,331)	(218,442)	(211,488)

INTEREST EXPENSE	(23,672)	(23,120)	(66,365)	(70,439)

NET LOSS	$(101,452)	$(84,451)	(284,807)	(281,927)

Net loss per share —basic	$(.01)	$(.01)	$(.04)	$(.04)

Net loss per share — assuming dilution	$(.01)	$(.01)	$(.04)	$(.04)

Weighted average shares outstanding — basic	7,425,565	7,425,565	7,425,565	7,242,372

Weighted average shares outstanding — assuming dilution	7,425,565	7,425,565	7,425,565	7,242,372

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
Nine Months Ended September 30, 2009

			Common	Additional
	Common stock		Stock	Paid In	Accumulated
	Shares	Amount	Issuable	Capital	Deficit	Total

Balance at January 1, 2009	7,355,308	$74	$57,596	$8,378,467	$(10,824,337)	$(2,388,200)

Warrant extension granted in settlement of liabilities	—	—	—	3,445	—	3,445

Stock compensation expense	—	—	—	69	—	69

Net loss	—	—	—	—	(284,807)	(284,807)

Balance at September 30, 2009	7,355,308	$74	$57,596	$8,381,981	$(11,109,144)	$(2,669,493)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(284,807)	$(281,927)
Adjustments to reconcile net loss to net cash provided by operating Activities
Depreciation and amortization	168,714	191,441
Stock compensation	69	129
Provision for uncollectible accounts receivable	2,703	3,446
Net (increase) decrease in
Accounts receivable	(8,867)	6,683
Prepaid expenses and other current assets	(997)	42,486
Net increase (decrease) in
Accounts payable	(7,843)	9,376
Accrued and other liabilities	150,389	72,073
Deferred revenue	(14,689)	(4,202)

Net cash provided by operating activities	4,672	39,505

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,125)	(45,587)

Net cash used in investing activities	(4,125)	(45,587)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(100)	(23,200)
Proceeds from exercise of options	—	28,049

Net cash (used in) provided by financing activities	(100)	4,849

Net increase (decrease) in cash	447	(1,233)

Cash at beginning of period	11,753	15,369

Cash at end of period	$12,200	$14,136

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,566	$26,666
Warrant extension granted in settlement of liabilities	3,445	—
See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	UNAUDITED INTERIM FINANCIAL STATEMENTS
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
At September 30, 2009, current liabilities exceed current assets by $2,592,297. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on various loans (see Note 9. Notes Payable). These factors raise substantial doubts about the Company’s ability to continue as a going concern.
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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(101,452)	$(84,451)	$(284,807)	$(281,927)
Denominator:
Weighted average shares outstanding — basic	7,425,565	7,425,565	7,425,565	7,242,372
Effect of dilutive stock options	—	—	—	—
Effect of dilutive warrants	—	—	—	—

Weighted average shares outstanding — assuming dilution	7,425,565	7,425,565	7,425,565	7,242,372

Net loss per share — basic	$(.01)	$(.01)	$(.04)	$(.04)

Net loss per share — assuming dilution	$(.01)	$(.01)	$(.04)	$(.04)

Basic and diluted loss per share was the same for the three and nine months ended September 30, 2009 and 2008 because there was a net loss for each period.
5.	ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	September 30,	December 31,
	2009	2008

Accounts receivable	$207,825	$198,958
Less allowance for doubtful accounts	(190,343)	(187,640)

	$17,482	$11,318

6.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	September 30,	December 31,
	2009	2008

Computers and equipment	$1,475,077	$1,470,952

Leasehold improvements	966,915	966,915

Software	57,337	57,337

Furniture and fixtures	28,521	28,521

	2,527,850	2,523,725

Less accumulated depreciation	(2,360,888)	(2,199,498)

	$166,962	$324,227

Depreciation expense for the three months ended September 30, 2009 and 2008 was $51,504 and $57,306, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $161,390 and $178,208, respectively.
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
Amortization expense for the three months ended September 30, 2009 and 2008 relating to intangible assets was $1,331 and $4,329, respectively. Amortization expense for the nine months ended September 30, 2009 and 2008 relating to intangible assets was $7,324 and $13,233, respectively.
8.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following:

	September 30,	December 31,
	2009	2008

Accrued interest	$691,956	$630,892
Accrued deferred compensation	666,169	567,305
Accrued other liabilities	183,106	192,645

	1,541,231	1,390,842

Less current portion	1,539,050	1,216,687

	$2,181	$174,155

9.	NOTES PAYABLE
Notes payable consist of the following:

	September 30,	December 31,
	2009	2008
Interim loan from a shareholder, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (1)	$293,800	$293,900

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and matured at December 31, 2006 (convertible into approximately 1,003,659 shares at September 30, 2009 and December 31, 2008) (2)	510,636	510,636

	804,436	804,536

Less current portion	804,436	557,036

	$—	$247,500

(1)	In September 2007, the lender agreed to accept monthly payments of $5,800 beginning December 1, 2007 to be allocated 50% to principal and 50% to interest. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. Beginning in June 2009, the lender agreed to accept temporary reduced monthly payments of $1,000 until such time as the Company’s financial position significantly improves. The Company has been unable to make all of the reduced monthly payments. At September 30, 2009, the outstanding principal and interest of the interim loan was $536,487. The lender has not made any formal demands for payment or instituted collection action; however the Company is in discussions with the lender to restructure this liability.

(2)	During 2000 and 2001, the Company issued 11% convertible promissory notes or converted other notes payable or accounts payable to convertible promissory notes in an amount totaling $2,257,624. The terms of the Notes are 36 months with limited prepayment provisions. Each of the Notes may be converted by the holder at any time at $1.00 per common stock share and by the Company upon registration and when the closing price of the Company’s common stock has been at or above $3.00 per share for three consecutive trading days. Additionally, the Notes are accompanied by warrants exercisable for the purchase of the number of shares of Company common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00. These warrants are exercisable at any time during the five years following issuance at an exercise price of $.01 per share. Under the terms of the Notes, the Company was required to register the common stock underlying both the Notes and the detached warrants by filing a registration statement with the Securities and Exchange Commission within 45 days following the Final Expiration Date of the Offering (March 31, 2001). On May 31, 2001, the Company exchanged 2,064,528 shares of its common stock and warrants (exercisable for the purchase of 436,748 shares of common stock at $2.00 per share) for convertible promissory notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. The warrants expired on May 31, 2006. This exchange was accounted for as an induced debt conversion and a debt conversion expense of $370,308 was recorded.

Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At September 30, 2009, the outstanding principal and interest of the convertible promissory notes was $959,906.

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

10.	COMMON STOCK OPTIONS AND WARRANTS
The following table summarizes the Company’s employee stock option activity for the three and nine months ended September 30, 2009:

	Three Months		Nine Months
	Ended	Weighted	Ended	Weighted
	September 30,	Average	September 30,	Average
	2009	Exercise Price	2009	Exercise Price
Options outstanding, beginning of the period	2,450,704	$.53	2,447,704	$.53

Options granted during the period	—	—	3,000	.01

Options outstanding, end of the period	2,450,704	$.53	2,450,704	$.53

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
The following table summarizes the Company’s common stock purchase warrant and non-employee stock option activity for the three and nine months ended September 30, 2009:
In January 2009, the Company agreed to extend the expiration date on 425,000 of common stock purchase warrants for the lessor in return for a credit of $3,445 on the operating lease.

	Three Months		Nine Months
	Ended	Weighted	Ended	Weighted
	September 30,	Average	September 30,	Average
	2009	Exercise Price	2009	Exercise Price

Warrants and non-employee stock options outstanding, beginning and end of the period	591,000	$.49	591,000	$.49

11.	RECENTLY ISSUED ACCOUNTING STANDARDS
Measuring Liabilities at Fair Value (Financial Accounting Standards Board (“FASB”) Accounting Standards Update “(ASU”) No. 2009-05 to FASB Accounting Standards Codification (“ASC”) 820)
In August 2009, the FASB issued an amendment to its previously released guidance on measuring the fair value of liabilities; this guidance becomes effective for the Company at the beginning of its 2009 fourth quarter. The pronouncement provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset; or b) quoted prices for similar liabilities or similar liabilities when traded as assets; and/or (ii) a valuation technique that is consistent with the principles of an income or market approach. The pronouncement also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard is not expected to have a significant effect on the company’s consolidated financial statements.

Accounting Standards Codification (ASC 105-10)
In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification is the new source of authoritative U.S. generally accepted accounting principles (“GAAP”) for Securities and Exchange Commission (“SEC”) registrants and is effective for financial statements issued for periods ending after September 15, 2009. The Codification reorganizes current GAAP into a topical format that eliminates the previous GAAP hierarchy and establishes two levels of GAAP — authoritative and non-authoritative. The Codification superseded all existing non-SEC accounting and reporting standards upon its effective date and carries the same level of authority as pronouncements issued under the previous hierarchy of GAAP. The Company adopted this new standard effective September 15, 2009 and it did not have a significant impact on the Company’s consolidated financial statements.
Subsequent Events (ASC 855-10)
In May 2009, the FASB issued guidance related to the accounting and disclosure of subsequent events. This guidance establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. This guidance was effective for periods ending after June 15, 2009, and accordingly, the Company adopted this guidance during the second quarter of 2009. The adoption of this pronouncement did not have a significant effect on the Company’s consolidated financial statements. See Note 16 — Subsequent Events for further information.
Interim Disclosure Fair Value of Financial Instruments (ASC 825-10)
In April 2009, the FASB issued a new accounting guidance that requires disclosure about the fair value of financial instruments in interim financial statements as well as in annual financial statements. The provisions of this guidance are effective for interim periods ending after June 15, 2009 and the Company adopted them in the second quarter 2009. The adoption of this guidance did not have a significant effect on the company’s consolidated financial statements. See Note 12 — Fair Value of Financial Instruments for further information.
Intangible Assets (ASC 350-30)
In April 2008, the FASB issued guidance regarding the useful life of intangible assets. This guidance requires entities to disclose information for recognized intangible assets that enables users of financial statements to understand the extent to which expected future cash flows associated with intangible assets are affected by the entity’s intent or ability to renew or extend the arrangement associated with the intangible asset. The guidance also amends the factors an entity should consider in developing the renewal or extension assumptions used in determining the useful life of recognized intangible assets. This guidance was applied prospectively to intangible assets acquired after the effective date; the disclosure requirements are being applied to all intangible assets recognized as of, and after, the effective date. This guidance became effective for the Company on January 1, 2009. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

Business Combinations (ASC 805-10)
In December 2007, the FASB issued guidance that established accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination. This guidance also requires that any changes to tax positions for acquisitions made prior to January 1, 2009, be recorded as an adjustment to income tax expense in the period of change. The provisions of this guidance were effective for the Company for all business combinations with an acquisition date on or after January 1, 2009. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.
Noncontrolling Interests in Consolidated Financial Statements (ASC 810-10)
The Company adopted the FASB’s accounting and disclosure guidance for noncontrolling interests at the beginning of its 2009 fiscal year. This guidance changed the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.
Fair Value Measurements (ASC 820-10)
At the beginning of its 2008 fiscal year, the Company adopted the FASB’s guidance related to fair value measurements. In February 2008 the FASB issued additional guidance that provided a one year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In October 2008 the FASB issued additional guidance that clarified the application of fair value when the market for a financial asset is not active. These pronouncements define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, expand disclosures about fair value measurements and establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities, and gives the lowest priority (“Level 3”) to unobservable inputs. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements. See Note 12 — Fair Value of Financial Instruments for further information.
12.	FAIR VALUE OF FINANCIAL INSTRUMENTS
ASC 820-10 requires that an entity disclose the fair value of financial instruments for which it is practicable to estimate the value. The Company considers the carrying value of certain financial instruments on the balance sheets, including cash, accounts receivable, inventories, and other assets to be reasonable estimates of fair value. At September 30, 2009, the carrying amount of the Company’s liabilities for corporate borrowings and other obligations was $2,910,627 and the fair value was estimated to be approximately $250,000. This amount is based on the present value of estimated future cash outflows which is discounted based on the risk of nonperformance due to the uncertainty of the Company’s ability to continue as a going concern.

13.	CERTAIN RELATIONSHIPS
The Company has an operating lease for certain equipment that is leased from one of its shareholders who also holds a $293,800 interim loan (see Note 9 — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January 2009, the Company agreed to extend the expiration date on 425,000 of common stock purchase warrants for the lessor in return for a credit of $3,445 on the operating lease. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. Beginning in June 2009, the lender agreed to temporarily suspend monthly payments on this obligation until such time as the Company’s financial condition significantly improves. At September 30, 2009 the Company had recorded $257,216 in unpaid lease payments included in accounts payable. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations. The lessor has not made any formal demands for payment or instituted collection action; however the Company is in discussions with the lessor to restructure this liability.
14.	CONCENTRATIONS
During the nine months ended September 30, 2009 and 2008, the Company had one customer that comprised approximately 12% of total revenues. During the 3rd Quarter 2009 and 2008, this customer comprised approximately 14% and 11%, respectively, of total revenues.
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
On February 24, 2009, the Enforcement Bureau of the Federal Communications Commission issued an Omnibus Notice of Apparent Liability for Forfeiture (“NAL”) to the Company in the amount of $20,000 for failure to timely file a certification report concerning so-called Customer Proprietary Network Information (“CPNI”). There were approximately 690 other telecommunications companies included in the NAL. Each company has the opportunity to submit further evidence and arguments in response to the NAL to show that no forfeiture should be imposed or that some lesser amount should be assessed. The Company filed a formal response to the NAL pursuant to which it requested waiver of the Forfeiture. The FCC has not yet responded to the Company’s request. The Company has not recorded any expense or liability related to the NAL.
16.	SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on November 13, 2009.

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
Overview
We are an integrated communications provider offering integrated communications and Internet connectivity to individuals, businesses, organizations, educational institutions and government agencies. Through our subsidiaries, we provide high quality, reliable and scalable Internet access, web hosting, equipment co-location and traditional telephone services. Our overall strategy is to become a successful integrated communications provider for residents and small to medium-sized businesses in Oklahoma.
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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we will market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At September 30, 2009 FullTel provided us with local telephone access in approximately 232 cities.
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
Results of Operations
The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended				Nine Months Ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$99,640	22.5%	$137,027	28.6%	$328,905	23.9%	$417,265	29.1%
Co-location and other revenues	344,138	77.5	341,919	71.4	1,045,684	76.1	1,016,577	70.9

Total revenues	443,778	100.0	478,946	100.0	1,374,589	100.0	1,433,842	100.0

Cost of access service revenues	48,013	10.8	62,678	13.1	152,126	11.1	179,663	12.5
Cost of co-location and other revenues	99,376	22.4	78,929	16.5	296,239	21.5	238,690	16.6
Selling, general and administrative expenses	321,334	72.4	337,035	70.4	975,952	71.0	1,035,536	72.2
Depreciation and amortization	52,835	11.9	61,635	12.8	168,714	12.3	191,441	13.4

Total operating costs and expenses	521,558	117.5	540,277	112.8	1,593,031	115.9	1,645,330	114.7

Loss from operations	(77,780)	(17.5)	(61,331)	(12.8)	(218,442)	(15.9)	(211,488)	(14.7)

Interest expense	(23,672)	(5.3)	(23,120)	(4.8)	(66,365)	(4.8)	(70,439)	(4.9)

Net loss	$(101,452)	(22.8)%	$(84,451)	(17.6)%	$(284,807)	(20.7)%	$(281,927)	(19.6)%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Revenues
Access service revenues decreased $37,387 or 27.3% to $99,640 for the 2009 3rd Quarter from $137,027 for the same period in 2008 primarily due to a decline in the number of customers.
Co-location and other revenues remained relatively the same for the 2009 3rd Quarter compared to the same period in 2008 at $344,138 and $341,919, respectively.
Operating Costs and Expenses
Cost of access service revenues decreased $14,665 or 23.4% to $48,013 for the 2009 3rd Quarter from $62,678 for the same period in 2008. This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 48.2% during the 2009 3rd Quarter, compared to 45.7% during the same period in 2008.

Cost of co-location and other revenues increased $20,447 or 25.9% to $99,376 for the 2009 3rd Quarter from $78,929 for the same period in 2008 primarily related to increases to recurring costs related to increased customers on traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 28.9% during the 2009 3rd Quarter, compared to 23.1% during the same period in 2008.
Selling, general and administrative expenses decreased $15,701 or 4.7% to $321,334 for the 2009 3rd Quarter compared to $337,035 for the same period in 2008 primarily attributable to decreases in employee related costs, advertising, professional services and travel of $10,121, $5,789, $2,195 and $1,731, respectively. These decreases were offset primarily by increases in agent commissions and supplies of $3,212 and $2,221, respectively. Selling, general and administrative expenses as a percentage of total revenues increased to 72.4% during the 2009 3rd Quarter from 70.4% during the same period in 2008.
Depreciation and amortization expense decreased $8,800 or 14.3% to $52,835 for the 2009 3rd Quarter compared to $61,635 for the same period in 2008 primarily related to several assets reaching full depreciation.
Interest Expense
Interest expense remained relatively the same for the 2009 3rd Quarter compared to the same period in 2008 at $23,672 and $23,120, respectively.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Revenues
Access service revenues decreased $88,360 or 21.2% to $328,905 for the nine-month period from $417,265 for the same period in 2008 primarily due to a decline in the number of customers.
Co-location and other revenues increased $29,107 or 2.9% to $1,045,684 for the nine-month period from $1,016,577 for the same period in 2008. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.
Operating Costs and Expenses
Cost of access service revenues decreased $27,537 or 15.3% to $152,126 for the nine-month period from $179,663 for the same period in 2008. This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 46.3% during the 2009 nine-month period, compared to 43.1% during the same period in 2008.
Cost of co-location and other revenues increased $57,549 or 24.1% to $296,239 for the nine-month period from $238,690 for the same period in 2008 primarily attributable to recurring costs related to increased customers on traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 28.3% during the nine-month period, compared to 23.5% during the same period in 2008.
Selling, general and administrative expenses decreased $59,584 or 5.8% to $975,952 for the nine-month period compared to $1,035,536 for the same period in 2008 primarily attributable to decreases in employee related costs, advertising, rent, supplies, repairs and maintenance, travel and bad debt expenses of $36,101, $11,994, $5,987, $1,825, $2,858, $2,073 and $6,702, respectively. These decreases were offset primarily by increases in agent commissions and utilities of $2,639 and $4,624, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased to 71.0% during the nine-month period from 72.21% during the same period in 2008.

Depreciation and amortization expense decreased $22,727 or 11.9% to $168,714 for the nine-month period compared to $191,441 for the same period in 2008 primarily related to several assets reaching full depreciation.
Interest Expense
Interest expense decreased $4,074 or 5.8% to $66,365 for the nine-month period compared to $70,439 for the same period in 2008. This decrease was primarily attributable to the lower note balances from the payment of principal on the notes in 2008.
Liquidity and Capital Resources
As of September 30, 2009, we had $12,200 in cash and $2,659,761 in current liabilities, including $113,859 of deferred revenues that will not require settlement in cash.
At September 30, 2009, we had a working capital deficit of $2,592,297, while at December 31, 2008 we had a working capital deficit of $2,052,626. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
As of September 30, 2009, $174,058 of the $193,885 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts. At September 30, 2009, $257,216 payable under a matured lease obligation was outstanding and we had outstanding principal and interest owed on matured notes totaling $1,496,393. We have not made payment or negotiated an extension of the notes and the lenders have not made any payment demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.
In addition, during the nine months ended September 30, 2009 and 2008, we had one customer that comprised approximately 12% of total revenues. During the 3rd Quarter 2009 and 2008, this customer comprised approximately 14% and 11%, respectively, of total revenues.
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
During February 2009, the Enforcement Bureau of the Federal Communications Commission issued an Omnibus Notice of Apparent Liability for Forfeiture (“NAL”) to us in the amount of $20,000 for failure to timely file a certification report concerning so-called Customer Proprietary Network Information (“CPNI”). There were approximately 690 other telecommunications companies included in the NAL. Each company has the opportunity to submit further evidence and arguments in response to the NAL to show that no forfeiture should be imposed or that some lesser amount should be assessed. We have filed a formal response to the NAL pursuant to which we requested waiver of the Forfeiture. The FCC has not yet responded to our request. We have not recorded any expense or liability related to this NAL.

Cash flow for the periods ending September 30, 2009 and 2008 consist of the following.

	For the Periods Ended September 30,
	2009	2008
Net cash flows provided by operations	$4,672	$39,505

Net cash flows used in investing activities	(4,125)	(45,587)

Net cash flows (used in) provided by financing activities	(100)	4,849
Cash used for the purchases of equipment was $4,125 and $45,587, respectively for the nine months ended September 30, 2009 and 2008.
Cash used for principal payments on notes payable was $100 and $20,300, respectively for the nine months ended September 30, 2009 and 2008. Cash provided by the exercise of options was $28,049 for the nine months ended September 30, 2008.
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
Until we obtain sufficient additional capital, the further development of our network will be delayed or we will be required take other actions. Our inability to obtain additional capital resources has had and will continue to have a material adverse effect on our business, operating results and financial condition.
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
There is no assurance that we will be successful in developing and maintaining a level of cash flows from operations sufficient to permit payment of our outstanding indebtedness. If we are unable to generate sufficient cash flows from operations to service our indebtedness, we will be required to modify or abandon our growth plans, limit our capital expenditures, restructure or refinance our indebtedness or seek additional capital or liquidate our assets. There is no assurance that (i) any of these strategies could be effectuated on satisfactory terms, if at all, or on a timely basis or (ii) any of these strategies will yield sufficient proceeds to service our debt or otherwise adequately fund operations.

Financing Activities
On January 5, 2001, we obtained a $250,000 interim loan. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. Subsequently, the principal balance of the loan was increased to $320,000 and the due date was extended to December 31, 2001. Through August 2007 we had made aggregate payments of principal and interest of $35,834 on this loan. In September 2007, the lender agreed to accept monthly payments of $5,800 beginning December 1, 2007 to be allocated 50% to principal and 50% to interest. We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. Beginning in June 2009, the lender agreed to accept temporary reduced monthly payments of $1,000 until such time as our financial condition significantly improves. We have been unable to make all of the reduced monthly payments. At September 30, 2009, the outstanding principal and interest of the interim loan was $536,487. The lender has not made any formal demands for payment or instituted collection action; however we are in discussions with the lender to restructure this liability.
We have an operating lease for certain equipment that is leased from one of our shareholders who also holds a $293,900 interim loan (see Note 9 — Notes Payable to our financial statements, above). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments. In January and November 2006, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January 2009, we agreed to extend the expiration date on 425,000 of common stock purchase warrants for the lessor in return for a credit of $3,445 on the operating lease. We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. Beginning in June 2009, the lender agreed to temporarily suspend monthly payments on this obligation until such time as our financial condition significantly improves. At September 30, 2009 we had recorded $257,216 in unpaid lease payments included in accounts payable. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.
Pursuant to the provisions of the convertible promissory notes (see Note 9 — Notes Payable to our financial statements, above), the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands. At September 30, 2009, the outstanding principal and interest of the convertible promissory notes was $959,906.

Recently Issued Accounting Standards
Measuring Liabilities at Fair Value (Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-05 to FASB Accounting Standards Codification (“ASC”) 820)
In August 2009, the FASB issued an amendment to its previously released guidance on measuring the fair value of liabilities; this guidance becomes effective for us at the beginning of our 2009 fourth quarter. The pronouncement provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset; or b) quoted prices for similar liabilities or similar liabilities when traded as assets; and/or (ii) a valuation technique that is consistent with the principles of an income or market approach. The pronouncement also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard is not expected to have a significant effect on our consolidated financial statements.
Accounting Standards Codification (ASC 105-10)
In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification is the new source of authoritative U.S. generally accepted accounting principles (“GAAP”) for Securities and Exchange Commission (“SEC”) registrants and is effective for financial statements issued for periods ending after September 15, 2009. The Codification reorganizes current GAAP into a topical format that eliminates the previous GAAP hierarchy and establishes two levels of GAAP — authoritative and non-authoritative. The Codification superseded all existing non-SEC accounting and reporting standards upon its effective date and carries the same level of authority as pronouncements issued under the previous hierarchy of GAAP. We adopted this new standard effective September 15, 2009 and it did not have a significant impact on our consolidated financial statements.
Subsequent Events (ASC 855-10)
In May 2009, the FASB issued guidance related to the accounting and disclosure of subsequent events. This guidance establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. This guidance was effective for periods ending after June 15, 2009, and accordingly, we adopted this guidance during the second quarter of 2009. The adoption of this pronouncement did not have a significant effect on our consolidated financial statements. See Note 16 — Subsequent Events of the notes to our financial statement appearing elsewhere in this Report for further information.
Interim Disclosure Fair Value of Financial Instruments (ASC 825-10)
In April 2009, the FASB issued a new accounting guidance that requires disclosure about the fair value of financial instruments in interim financial statements as well as in annual financial statements. The provisions of this guidance are effective for interim periods ending after June 15, 2009 and we adopted them in the second quarter 2009. The adoption of this guidance did not have a significant effect on our consolidated financial statements. See Note 12 — Fair Value of Financial Instruments of the notes to our financial statement appearing elsewhere in this Report for further information.

Intangible Assets (ASC 350-30)
In April 2008, the FASB issued guidance regarding the useful life of intangible assets. This guidance requires entities to disclose information for recognized intangible assets that enables users of financial statements to understand the extent to which expected future cash flows associated with intangible assets are affected by the entity’s intent or ability to renew or extend the arrangement associated with the intangible asset. The guidance also amends the factors an entity should consider in developing the renewal or extension assumptions used in determining the useful life of recognized intangible assets. This guidance was applied prospectively to intangible assets acquired after the effective date; the disclosure requirements are being applied to all intangible assets recognized as of, and after, the effective date. This guidance became effective for us on January 1, 2009. The adoption of this guidance did not have a significant effect on our consolidated financial statements.
Business Combinations (ASC 805-10)
In December 2007, the FASB issued guidance that established accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination. This guidance also requires that any changes to tax positions for acquisitions made prior to January 1, 2009, be recorded as an adjustment to income tax expense in the period of change. The provisions of this guidance were effective for us for all business combinations with an acquisition date on or after January 1, 2009. The adoption of this guidance did not have a significant effect on our consolidated financial statements.
Noncontrolling Interests in Consolidated Financial Statements (ASC 810-10)
We adopted the FASB’s accounting and disclosure guidance for noncontrolling interests at the beginning of our 2009 fiscal year. This guidance changed the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. The adoption of this guidance did not have a significant effect on our consolidated financial statements.
Fair Value Measurements (ASC 820-10)
At the beginning of its 2008 fiscal year, we adopted the FASB’s guidance related to fair value measurements. In February 2008 the FASB issued additional guidance that provided a one year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In October 2008 the FASB issued additional guidance that clarified the application of fair value when the market for a financial asset is not active. These pronouncements define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, expand disclosures about fair value measurements and establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities, and gives the lowest priority (“Level 3”) to unobservable inputs. The adoption of this guidance did not have a significant effect on our consolidated financial statements. See Note 12 — Fair Value of Financial Instruments for further information.
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
During February 2009, the Enforcement Bureau of the Federal Communications Commission issued an Omnibus Notice of Apparent Liability for Forfeiture (“NAL”) to us in the amount of $20,000 for failure to timely file a certification report concerning so-called Customer Proprietary Network Information (“CPNI”). There were approximately 690 other telecommunications companies included in the NAL. Each company has the opportunity to submit further evidence and arguments in response to the NAL to show that no forfeiture should be imposed or that some lesser amount should be assessed. We filed a formal response to the NAL pursuant to which we requested waiver of the Forfeiture. The FCC has not yet responded to our request. We have not recorded any expense or liability related to these billings.
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
We periodically review the carrying value of our property and equipment whenever business conditions or events indicate that those assets may be impaired. If the estimated future undiscounted cash flows to be generated by the property and equipment are less than the carrying value of the assets, the assets are written down to fair market value and a charge is recorded to current operations. Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers and/or changes in technology or markets, could require a provision for impairment in a future period.
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
Item 3. Defaults Upon Senior Securities
We are in default on an interim loan that matured December 31, 2001. This loan bears interest at 10% per annum and requires payments equal to 50% of the net proceeds received by us from our private placement of convertible notes payable. We have been unable to make all of the required payments. At September 30, 2009, the outstanding principal and accrued interest of the loan was $536,487. We have not made payment or negotiated an extension of the loan and the lender has not made any formal demands.
We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At September 30, 2009, the aggregate outstanding principal and accrued interest of the convertible promissory notes was $959,906. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the third quarter of 2009.
Item 5. Other Information
During the nine months ended September 30, 2009 all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: November 13, 2009	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: November 13, 2009	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer