Form 10-K
period 2009-12-31
FULLNET COMMUNICATIONS INC
filed 2010-03-31
CIK 1092570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

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
(405) 236-8200
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of class
Common Stock, $0.00001 Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated file, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of the Common Stock, as of the last business day (June 30, 2009) of registrant’s completed second quarter was $56,844.
As of March 26, 2010, 7,922,721 shares of the registrant’s common stock, $0.00001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

FULLNET COMMUNICATIONS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2009

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
References to us in this Report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”), and FullWeb, Inc. (“FullWeb”). Our principal executive offices are located at 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102, and our telephone number is (405) 236-8200. We also maintain Internet sites on the World Wide Web (“WWW”) at www.fullnet.net, www.fulltel.net and www.callmultiplier.com. Information contained on our Websites is not, and should not be deemed to be, a part of this Report.
Company History
We were founded in 1995 as CEN-COM of Oklahoma, Inc., an Oklahoma corporation, to bring dial-up Internet access and education to rural locations in Oklahoma that did not have dial-up Internet access. We changed our name to FullNet Communications, Inc. in December 1995. Today we are a total solutions provider to individuals and companies seeking a “one-stop shop” in Oklahoma.
Our current business strategy is to become a successful integrated communications provider in Oklahoma. We expect to grow through the acquisition of additional customers for our carrier-neutral co-location space and traditional telephone services, as well as through the acquisition of Internet service providers.
We market our carrier neutral co-location solutions in our network operations center to other competitive local exchange carriers, Internet service providers and web-hosting companies. Our co-location facility is carrier neutral, allowing customers to choose among competitive offerings rather than being restricted to one carrier. Our network operations center is Telco-grade and provides customers a high level of operative reliability and security. We offer flexible space arrangements for customers and 24-hour onsite support with both battery and generator backup.
Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At December 31, 2009 FullTel provided us with local telephone access in approximately 232 cities.
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
Generate Internal Sales Growth
We intend to expand our customer base by increasing our marketing efforts. At December 31, 2009, our direct sales force consisted of one individual in our Oklahoma City office coordinating all our business-to-business solutions sales. We currently have independent re-sellers responsible for their individual markets. Our sales force is supported in its efforts by technical engineers and our senior management. In addition, we are exploring other strategies to increase our sales, including other marketing partners such as electric cooperatives. We currently have one of the 20 local Oklahoma electric cooperatives as a marketing partner.
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
Our branded and private label Internet access services are provided through a statewide network with points-of-presence in 232 communities throughout Oklahoma. Points-of-presence are local telephone numbers through which subscribers can access the Internet. Our business services consist of high-speed Internet access services and other services that enable wholesale customers to outsource their Internet and electronic commerce activities. We had approximately 1,200 and 1,700 subscribers at December 31, 2009 and 2008, respectively. Additionally, FullNet sells Internet access to other Internet service providers, who then resell Internet access to their own customers under their private label or under the “FullNet” brand name.
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
The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in Oklahoma within the AT&T service area. At December 31, 2009, FullTel provided us with local telephone access in approximately 232 cities. However, our ability to fully take advantage of these opportunities will be dependent upon the availability of additional capital.
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
Internet Service Providers
Our current primary competitors include other Internet service providers with a significant national presence that focuses on business customers, including Cox Communications and AT&T. These competitors have greater market share, brand recognition, financial, technical and personnel resources than us. We also compete with regional and local Internet service providers in our targeted markets.
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
Our Internet operations are not currently subject to direct regulation by the FCC or any other U.S. governmental agency, other than regulations applicable to businesses generally. However, the FCC continues to review its regulatory position on the usage of the basic network and communications facilities by Internet service providers. Although in an April 1998 Report, the FCC determined that Internet service providers should not be treated as telecommunications carriers and therefore should not be regulated, it is expected that future Internet service provider regulatory status will continue to be uncertain. Indeed, in that report, the FCC concluded that certain services offered over the Internet, including phone-to-phone Internet telephony, may be functionally indistinguishable from traditional telecommunications service offerings, and their non-regulated status may require reexamination.
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
On August 21, 2003, the FCC released the text of its Triennial Review Order. In response to the remand of the United States Court of Appeals for the District of Columbia circuit, the FCC adopted new rules governing the obligations of ILECs to unbundle the elements of their local networks for use by competitors. The FCC made national findings of impairment or non-impairment for loops, transport and, most significantly, switching. The FCC delegated to the states the authority to engage in additional fact finding and make alternative impairment findings based on a more granular impairment analysis including evaluation of applicability of FCC-established “triggers.” The FCC created “mass market” and “enterprise market” customer classifications that generally correspond to the residential and business markets, respectively. The FCC found that CLECs were not impaired without access to local circuit switching when serving “enterprise market” customers on a national level. CLECs, however, were found to be impaired on a national level without access to local switching when serving “mass market” customers. State commissions had 90 days to ask the FCC to waive the finding of no impairment without switching for “enterprise market” customers. The FCC presumption that CLECs are impaired without access to transport, high capacity loops and “mass market” switching is subject to a more granular nine-month review by state commissions pursuant to FCC-established triggers and other economic and operational criteria.
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

We are monitoring the Oklahoma state commission proceedings and participating where necessary as the commission undertakes the 90 day and nine-month analyses to establish rules or make determinations as directed by the Triennial Review Order. In addition, numerous petitions and appeals have been filed in the courts and with the FCC challenging many of the findings in the Triennial Review Order and seeking a stay on certain portions of the order. The appeals have been consolidated in the D.C. Circuit Court of Appeals. Oral arguments were heard on January 28, 2004. On March 2, 2004, a three-judge panel in the D.C. Circuit Court of Appeals overturned the FCC’s Triennial Review Order with regard to network unbundling rules. A majority of the FCC Commissioners is seeking a court-ordered stay and plan to appeal the ruling to the Supreme Court. Until all of these proceedings are concluded, the impact of this order, if any, on our CLEC operations cannot be determined.
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

Necessity of Additional Financing. In order for us to have any opportunity for significant commercial success and profitability, we must successfully obtain additional financing, either through borrowings, additional private placements or a public offering, or some combination thereof. Although we are actively pursuing a variety of funding sources, there can be no assurance that we will be successful in such pursuit.
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
Uncertainty of Products/Services Development. Although considerable time and financial resources were expended in the development of our services and products, there can be absolutely no assurance that problems will not develop which would have a material adverse effect on us. We will be required to commit considerable time, effort and resources to finalize our product/service development and adapt our products and services to satisfy specific requirements of potential customers. Continued system refinement, enhancement and development efforts are subject to all of the risks inherent in the development of new products/services and technologies, including unanticipated delays, expenses, technical problems or difficulties, as well as the possible insufficiency of funds to satisfactorily complete development, which could result in abandonment or substantial change in commercialization. There can be no assurance that development efforts will be successfully completed on a timely basis, or at all, that we will be able to successfully adapt our hardware or software to satisfy specific requirements of potential customers, or that unanticipated events will not occur which would result in increased costs or material delays in development or commercialization. In addition, the complex technologies planned to be incorporated into our products and services may contain errors that become apparent subsequent to commercial use. Remedying these errors could delay our plans and cause us to incur substantial additional costs.
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
Penny Stock Regulation. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse), must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that is or becomes subject to the penny stock rules. Our common stock is subject to the penny stock rules at the present time, and consequently our stockholders will find it more difficult to sell their shares.
Employees
As of December 31, 2009, we had 13 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.
Item 1B. Unresolved Staff Comments.
We do not have any unresolved staff comments to report.
Item 2. Properties
We maintain our executive office in approximately 13,000 square feet at 201 Robert S. Kerr Avenue, Suite 210 in Oklahoma City, at an effective annual rental rate of $14.40 per square foot. These premises are occupied pursuant to a five-year lease that expires December 31, 2014.
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

	Common Stock
	Closing Sale Prices
	High	Low
2009 —Calendar Quarter Ended:
March 31	$.02	$.01
June 30.01		.01
September 30.01		.01
December 31.03		.01
2008 —Calendar Quarter Ended:
March 31	$.04	$.04
June 30.04		.04
September 30.02		.01
December 31.03		.02
Number of stockholders
The number of beneficial holders of record of our common stock as of the close of business on March 26, 2010 was approximately 109.
Dividend Policy
To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth as of December 31, 2009, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans that have been approved by our shareholders. All of our outstanding stock option grants and warrants were pursuant to individual compensation arrangements and exercisable for the purchase of our common stock shares.

Number of
Securities
		Weighted-	Remaining
	Number of	Average	Available for
	Shares	Exercise Price	Future
	Underlying	of	Issuance under
	Unexercised	Outstanding	Equity
	Options	Options and	Compensation
Plan Category	and Warrants	Warrants	Plans
Equity compensation plans approved by our shareholders:
None	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors	—	$—	—
Stock options granted to employees	2,368,384	$.50	—
Warrants and certain stock options issued to non-employees	326,000	$.47	—

Total	2,694,384	$.50	—

Recent Sales of Unregistered Securities
On December 29, 2009 we converted $248,578 of accrued interest on an interim loan from a shareholder into 497,156 restricted shares of our common stock valued at $.50 per share. These shares were issuable at December 31, 2009 and were equal to approximately 6.8% of the total number of shares outstanding. This transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded. In connection with the conversion, we also agreed to issue additional shares of stock to the holder of a secured promissory note in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note (see Note E — Notes Payable).
Stock options exercisable for the purchase of 684,430 shares of our common stock were exercised in March 2008 for $28,049.
These common stock shares were offered and sold pursuant to Rule 506 of Regulation D of the Securities Act, and no commissions and fees were paid. With respect to the foregoing common stock transactions, we relied on Sections 4(2) and 3(b) of the Securities Act of 1933 and applicable registration exemptions of Rules 504 and 506 of Regulation D and applicable state securities laws.
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
As a provider of telecommunications, we are affected by regulatory proceedings in the ordinary course of our business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). In addition, in our operations we rely on obtaining many of our underlying telecommunications services and/or facilities from incumbent local exchange carriers or other carriers pursuant to interconnection or other agreements or arrangements. In January 2007, we concluded a regulatory proceeding pursuant to the Federal Telecommunications Act of 1996 before the OCC relating to the terms of our interconnection agreement with Southwestern Bell Telephone, L.P. d/b/a AT&T, which succeeds a prior interconnection agreement. The OCC approved this agreement in May 2007. This agreement may be affected by regulatory proceedings at the federal and state levels, with possible adverse impacts on us. We are unable to accurately predict the outcomes of these regulatory proceedings at this time, but an unfavorable outcome could have a material adverse effect on our business, financial condition or results of operations.
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

Results of Operations
The following table sets forth certain statement of operations data as a percentage of revenues for the years ended December 31, 2009 and 2008:

	For the Years Ended December 31,
	2009		2008
		Percentage		Percentage
	Amount	of revenues	Amount	of revenues
Revenues:
Access service revenues	$413,689	22.9%	$532,661	28.2%
Co-location and other revenues	1,390,669	77.1	1,353,890	71.8

Total revenues	1,804,358	100.0	1,886,551	100.0

Operating costs and expenses:
Cost of access service revenues	196,494	10.9	235,638	12.5
Cost of co-location and other revenues	393,593	21.8	321,196	17.0
Selling, general and administrative expenses	1,321,857	73.3	1,371,259	72.7
Depreciation and amortization	217,842	12.1	252,338	13.4
Impairment expense	—	—	—	—

Total operating costs and expenses	2,129,786	118.0	2,180,431	115.6

Loss from operations	(325,428)	(18.0)	(293,880)	(15.6)

Gain on debt forgiveness	235,663	13.1	—	—
Interest expense	(89,888)	(5.0)	(97,668)	(5.1)

Net loss	$(179,653)	(9.9)%	$(391,548)	(20.8)%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Revenues
Access service revenues decreased $118,972 or 22.3% to $413,689 for the year 2009 from $532,661 for the year 2008 primarily due to a decline in the number of customers.
Co-location and other revenues increased $36,779 or 2.7% to $1,390,669 for the year 2009 from $1,353,890 for the year 2008. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.
Operating Costs and Expenses
Cost of access service revenues decreased $39,144 or 16.6% to $196,494 for the year 2009 from $235,638 for the year 2008. This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 47.5% for the year 2009 from 44.2% for the year 2008 primarily due to the decrease in revenues.
Cost of co-location and other revenues increased $72,397 or 22.5% to $393,593 for the year 2009 from $321,196 for the year 2008 primarily attributable to recurring costs related to increased customers on traditional phone services. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 28.3% for the year 2009 from 23.7% for the year 2008.

Selling, general and administrative expenses decreased $49,402 or 3.6% to $1,321,857 for the year 2009 from $1,371,259 for the year 2008 primarily attributable to decreases in employee related costs, advertising, rent, supplies, and bad debt expenses of $33,703, $21,180, $7,932, $3,096, and $3,508, respectively. These decreases were offset primarily by increases in property taxes and utilities of $16,651 and $4,343, respectively. Selling, general and administrative expenses as a percentage of total revenues increased to 73.3% during the nine-month period from 72.7% during the same period in 2008.
Depreciation and amortization expense decreased $34,496 or 13.7% to $217,842 for the year 2009 from $252,338 for the year 2008 primarily related to several assets reaching full depreciation.
Gain on Debt Forgiveness
On December 29, 2009 we converted $248,578 of accrued interest on an interim loan from a shareholder into 497,156 restricted shares of our common stock valued at $.50 per share. This transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded. The basic and diluted per share amount of the gain on debt forgiveness was $.03. We recorded no gain on debt forgiveness in 2008.
Interest Expense
Interest expense decreased $7,780 or 8.0% to $89,888 for the year 2009 from $97,668 for the year 2008. This decrease was primarily attributable to the lower note balances from the payment of principal on the notes.
Liquidity and Capital Resources
As of December 31, 2009, we had $11,905 in cash and $2,417,127 in current liabilities, including $96,066 of deferred revenues that will not require settlement in cash.
At December 31, 2009, we had a working capital deficit of $2,378,474, while at December 31, 2008 we had a deficit working capital of $2,027,430. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
As of December 31, 2009, $169,217 of the $236,090 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts. At December 31, 2009, $256,443 payable under a matured lease obligation was outstanding and we had outstanding principal and interest owed on matured notes totaling $974,263. We have not made payment or negotiated an extension of the notes and the lenders have not made any payment demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.

In addition, during the years ended December 31, 2009 and 2008, we had one customer that comprised approximately 13% and 12%, respectively, of total revenues.
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
Cash flow for the years ending December 31, 2009 and 2008 consist of the following:

	For the Years Ended December 31,
	2009	2008
Net cash flows provided by operations	$1,527	$46,261
Net cash flows used in investing activities	(6,775)	(51,826)
Net cash flows provided by financing activities	5,400	1,949
Cash used for the purchases of equipment was $6,775 and $51,826, respectively, for the years ended December 31, 2009 and 2008.
Cash provided by a secured promissory note was $297,300 for the year ended December 31, 2009. Cash used for principal payments on notes payable was $291,900 and $26,100, respectively, for the years ended December 31, 2009 and 2008.
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
Our ability to fund the capital expenditures and other costs contemplated by our business plan and to make scheduled payments with respect to borrowings will depend upon, among other things, our ability to seek and obtain additional financing in the near term. Capital will be needed in order to implement our business plan, deploy our network, expand our operations and obtain and retain a significant number of customers in our target markets. Each of these factors is, to a large extent, subject to economic, financial, competitive, political, regulatory, and other factors, many of which are beyond our control.

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
As of December 31, 2009, our material contractual obligations and commitments were:

	Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	Year	Years	Years	5 Years
Long-term debt (a)	$807,936	$510,636	$46,289	$52,176	$198,835
Interest on fixed rate debt (a)	580,056	481,543	33,070	27,183	38,260
Operating leases	939,312	169,598	371,811	397,903	—
Other agreements (b)	256,443	256,443	—	—	—

Total contractual cash obligations	$2,583,747	$1,418,220	$451,170	$477,262	$237,095

(a)	Included in this item are required payments under a $297,300 secured promissory note payable. Also included are payments under convertible promissory notes totaling $510,636 that were matured at December 31, 2009. The convertible promissory notes are included in the Less than One Year total. We have not made payment or negotiated an extension of the convertible promissory notes, and the lenders have not made any demands. We are currently developing a plan to satisfy these notes subject to the approval of each individual note holder.

(b)	This item represents a matured lease obligation. The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.

Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect certain reported amounts and disclosures. In applying our accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As might be expected, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.
We periodically review the carrying value of our intangible assets when events and circumstances warrant such a review. One of the methods used for this review is performed using estimates of future cash flows. If the carrying value of our intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible assets exceeds its fair value. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of these cash flows and fair value, however, could affect the calculation and result in additional impairment charges in future periods.
We periodically review the carrying value of our property and equipment whenever business conditions or events indicate that those assets may be impaired. If the estimated future undiscounted cash flows to be generated by the property and equipment are less than the carrying value of the assets, the assets are written down to fair market value and a charge is recorded to current operations. Significant and unanticipated changes in circumstances, including significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers and/or changes in technology or markets, could require a provision for impairment in a future period.
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
Access service revenues are recognized on a monthly basis over the life of each contract as services are provided. Contract periods range from monthly to yearly. Carrier-neutral telecommunications co-location revenues and traditional telephone services are recognized on a monthly basis over the life of the contract as services are provided. Revenue that is received in advance of the services provided is deferred until the services are provided by us. Revenue related to set up charges is also deferred and amortized over the life of the contract. We classify certain taxes and fees billed to customers and remitted to governmental authorities on a net basis in revenue.
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

Certain Accounting Matters
Measuring Liabilities at Fair Value (Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-05 to FASB Accounting Standards Codification (“ASC”) 820)
In August 2009, the FASB issued an amendment to its previously released guidance on measuring the fair value of liabilities; this guidance became effective for us on October 1, 2009. The pronouncement provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset; or b) quoted prices for similar liabilities or similar liabilities when traded as assets; and/or (ii) a valuation technique that is consistent with the principles of an income or market approach. The pronouncement also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have a significant effect on our consolidated financial statements.
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
Subsequent Events (ASC 855-10)
In May 2009, the FASB issued guidance related to the accounting and disclosure of subsequent events. This guidance establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. This guidance was effective for periods ending after June 15, 2009, and accordingly, we adopted this guidance during the second quarter of 2009. The adoption of this pronouncement did not have a significant effect on our consolidated financial statements. See Note O — Subsequent Events of the notes to our financial statement appearing elsewhere in this Report for further information.
Interim Disclosure Fair Value of Financial Instruments (ASC 825-10)
In April 2009, the FASB issued a new accounting guidance that requires disclosure about the fair value of financial instruments in interim financial statements as well as in annual financial statements. The provisions of this guidance are effective for interim periods ending after June 15, 2009 and we adopted them in the second quarter 2009. The adoption of this guidance did not have a significant effect on our consolidated financial statements. See Note I — Fair Value of Financial Instruments of the notes to our financial statement appearing elsewhere in this Report for further information.
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

Fair Value Measurements (ASC 820-10)
At the beginning of our 2008 fiscal year, we adopted the FASB’s guidance related to fair value measurements. In February 2008 the FASB issued additional guidance that provided a one year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In October 2008 the FASB issued additional guidance that clarified the application of fair value when the market for a financial asset is not active. These pronouncements define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, expand disclosures about fair value measurements and establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities, and gives the lowest priority (“Level 3”) to unobservable inputs. The adoption of this guidance did not have a significant effect on our consolidated financial statements. See Note I — Fair Value of Financial Instruments for further information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not required and have not elected to report any information under this item.
Item 8. Financial Statements and Supplemental Data.
Our financial statements, prepared in accordance with Regulation S-K, are set forth in this Report beginning on page F-1.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
During 2009 and 2008, we did not have disagreements with our principal independent accountants.

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
On December 29, 2009 a reportable event occurred which should have been reported on Form 8-K (see “Item 5. Recent Sales of Unregistered Securities”) no later than January 5, 2010. This event was not reported until the filing of this Report on March 31, 2010. The oversight of the reporting of this event caused the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(f) and 15d — 15(f) of the Exchange Act) to be ineffective. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. This oversight only pertained to the timing of the reporting of the event per the SEC’s specified rules. We have made no significant changes in our disclosure controls and procedures as a result of this oversight.
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
Item 9A(T). Controls and Procedures.
Prior to December 31, 2009, management completed its assessment and documentation of the design and operation of our internal controls and procedures for financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). There were no significant changes in our disclosure controls and procedures and internal controls over financial reporting as a result of management’s assessment. Additionally, our Chief Executive Officer and Chief Financial Officer issued their assessment report and concluded that the design and operation of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) were effective as of December 31, 2009 and were documented and fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Item 9B. Other Information
On December 29, 2009 a reportable event occurred which should have been reported on Form 8-K (see “Item 5. Recent Sales of Unregistered Securities”) no later than January 5, 2010. This event was not reported until the filing of this Report on March 31, 2010. The oversight of the reporting of this event caused the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(f) and 15d — 15(f) of the Exchange Act) to be ineffective. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. This oversight only pertained to the timing of the reporting of the event per the SEC’s specified rules. We have made no significant changes in our disclosure controls and procedures as a result of this oversight.

PART III.
Item 10. Directors, Executive Officers, and Corporate Governance.
The following information is furnished as of March 26, 2010 for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of two members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Position
Timothy J. Kilkenny	51	Chairman of the Board of Directors and Chief Executive Officer
Roger P. Baresel	54	Director, President, Chief Financial Officer and Secretary
Jason C. Ayers	35	Vice President of Operations
Patricia R. Shurley	53	Vice President of Finance
Michael D. Tomas	37	Vice President of Technology
Timothy J. Kilkenny has served as our Chief Executive Officer and Chairman of the Board of Directors since our inception in May 1995. Prior to that time, he spent 14 years in the financial planning business as a manager for both MetLife and Prudential. Mr. Kilkenny is a graduate of Central Bible College in Springfield, Missouri.
Roger P. Baresel became one of our directors and our Chief Financial Officer on November 9, 2000, and our President on October 13, 2003. In addition, Mr. Baresel served as the Chief Financial Officer of Labock Technologies, Inc., an unrelated privately held corporation active in the defense contracting sector, from January 2007 to March 2008 and as their Chief Operating Officer from Mar 2007 to March 2008. He also served as the Chief Financial Officer of Advanced Blast Protection, Inc. (“ABP”), an unrelated privately held corporation active in the defense contracting sector, from January 2008 to November 30, 2009. ABP filed for protection under Chapter 11 of the U.S. Bankruptcy code on November 2, 2009. Mr. Baresel is an accomplished senior executive and consultant who has served at a variety of companies. While serving as President and CFO of Advantage Marketing Systems, Inc., a publicly-held company engaged in the multi-level marketing of healthcare and dietary supplements, from June 1995 to May 2000, annual sales increased from $2.5 million to in excess of $22.4 million and annual earnings increased from $80,000 to more than $l.2 million. Also, during this period Advantage successfully completed two public offerings, four major acquisitions and its stock moved from the over the counter bulletin board to the American Stock Exchange. Mr. Baresel has the following degrees from Central State University in Edmond, Oklahoma: BA Psychology, BS Accounting and MBA Finance, in which he graduated Summa Cum Laude. Mr. Baresel is also a certified public accountant.
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
Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Requirements
Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission (“SEC”) and each exchange on which our securities are listed, reports of ownership and subsequent changes in ownership of our common stock and our other securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during 2009 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met, except for the late filing of one Form 4 by Roger P. Baresel.
Code of Ethics
On March 25, 2003, our board of directors adopted our code of ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of ethics may be found on our website at www.fullnet.net. We will describe the nature of amendments to the code on our website, except that we may not describe amendments that are purely a technical, administrative, or otherwise non-substantive. We will also disclose on our website any waivers from any provision of the code that we may grant. We will also disclose on our website any violation of the code by our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Information about amendments and waivers to the code will be available on our website for at least 12 months, and thereafter, the information will be available upon request for five years.
Item 11. Executive Compensation
The following table sets forth, for the last three fiscal years, the cash compensation paid by us to our Chairman and Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”). None of our other executive officers earned annual compensation in excess of $100,000 during 2009.

						Long-Term
	Annual Compensation					Compensation
						Securities
						Underlying
						Options and
	Fiscal			Other		Warrants
Name and Principal Position	Year	Salary		Compensation		(#) (1)
Timothy J. Kilkenny	2009	$108,902	(2)	$28,936	(3)	—
Chairman and CEO	2008	$115,187	(2)	$28,930	(4)	—
	2007	$115,877	(2)	$27,539	(5)	—
Roger P. Baresel	2009	$81,504	(6)	$32,053	(9)	—
President and CFO	2008	$47,468	(7)	$31,366	(10)	—
	2007	$60,536	(8)	$30,088	(11)	—

(1)	Options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant.

(2)	Includes $40,121 of deferred compensation.

(3)	Represents $8,400 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $16,614 of insurance premiums, and $2,122 of post retirement benefits paid by us for the benefit of Mr. Kilkenny.

(4)	Represents $8,400 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $16,433 of insurance premiums, and $2,297 of post retirement benefits paid by us for the benefit of Mr. Kilkenny.

(5)	Represents $8,400 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $14,796 of insurance premiums, and $2,543 of post retirement benefits paid by us for the benefit of Mr. Kilkenny.

(6)	Includes $32,254 of deferred compensation.

(7)	Includes $8,051 of deferred compensation.

(8)	Includes $6,051 of deferred compensation.

(9)	Represents $8,400 of expense reimbursement for business use of Mr. Baresel’s automobile, $4,560 of expense reimbursement for Mr. Baresel’s home office and cell phone, $17,422 of insurance premiums, and $1,671 of post retirement benefits paid by us for the benefit of Mr. Baresel.

(10)	Represents $8,400 of expense reimbursement for business use of Mr. Baresel’s automobile, $4,560 of expense reimbursement for Mr. Baresel’s home office and cell phone, $16,551 of insurance premiums, and $1,855 of post retirement benefits paid by us for the benefit of Mr. Baresel.

(11)	Represents $8,400 of expense reimbursement for business use of Mr. Baresel’s automobile, $5,040 of expense reimbursement for Mr. Baresel’s home office and cell phone, $14,797 of insurance premiums, and $1,851 of post retirement benefits paid by us for the benefit of Mr. Baresel.

Stock Options Granted
We do not have a written stock option plan. However, the Board of Directors granted to our employees stock options exercisable for the purchase of 3,000 shares of our common stock during 2009. No stock options were granted to Mr. Kilkenny during 2009.
All options granted during 2009 are nonqualified stock options. During 2009, an aggregate of 3,000 options were granted outside of a formal plan to employees. Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.
2009 Year End Option Values
The following table sets forth information related to the exercise of stock options during 2009 and the number and value of options held by the following Named Executive Officers at December 31, 2009. During 2009, the Named Executive Officers did not exercise any options, nor did we reprice any outstanding options. For the purposes of this table, the “value” of an option is the difference between the estimated fair market value at December 31, 2009 of the shares of common stock subject to the option and the aggregate exercise price of such option.

	Number of Unexercised		Value of Unexercised In-the-
	Options at		Money Options at
	December 31, 2009		December 31, 2009 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Timothy J. Kilkenny	714,000	—	$—	$—
Chairman and CEO

Roger P. Baresel	417,045	—	$—	$—
President and CFO

(1)	Based on the December 31, 2009 estimated fair value of our common stock of $.03 per share.
Aggregate Stock Option Exercise
The following table sets forth information related to the number of stock options held by the named executive officers at December 31, 2009. During 2009, no options to purchase our common stock were exercised by the named executive officers.

	Outstanding Equity Awards at December 31, 2009
	Stock Option Awards
	Number of Common Stock		Option	Option
	Underlying Options		Exercise	Expiration
Name	Exercisable	Unexercisable	Price(1)	Date
Timothy J. Kilkenny	452,000	—	$.04	10/09/13
Chairman and CEO	80,000	—	$.05	03/18/12
	32,000	—	$.11	11/16/11
	50,000	—	$.70	07/18/11
	100,000	—	$1.00	12/08/10

Roger P. Baresel	200,848	—	$.04	10/09/13
President and CFO	40,000	—	$.05	03/18/12
	23,745	—	$.11	11/16/11
	52,452	—	$.50	10/16/11
	100,000	—	$1.00	10/13/10

(1)	The closing sale price of our common stock as reported on the OTC Bulletin Board on December 31, 2009 was $0.03.
Director Compensation
During the fiscal year ended December 31, 2009, our directors did not receive any compensation for serving in such capacities.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information as of March 26, 2010, concerning the beneficial ownership of our Common Stock by each person (other than our directors and executive officers) who is known by us to own more than 5% of the outstanding shares of our Common Stock. The information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the Securities and Exchange Commission or other information provided to us by the beneficial owner or our stock transfer agent.

	Common Stock
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
High Capital Funding, LLC (2) 333 Sandy Springs Circle, Suite 230, Atlanta, Georgia 30328	784,349	9.9%
Karen Gustafson & Greg Kusnick(3) P.O. Box 22443, Seattle, Washington 98112	410,231	5.1%
Greg Lowney & Maryanne Snyder (4) 15207 N.E. 68th Street, Redmond, Washington 98052	410,231	5.1%
Laura L. Kilkenny (5) 3160 Long Drive, Newcastle, Oklahoma 73065	465,000	5.9%

(1)	Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 7,922,721 outstanding shares of common stock as of March 26, 2010.

(2)	High Capital Funding, LLC, the parent company of Generation Capital Associates, holds 497,156 shares of our common stock which is issuable at December 31, 2009. Generation Capital Associates holds 267,608 shares of our common stock. The number of shares includes 19,585 shares of our common stock that are subject to currently exercisable common stock purchase warrants held by Generation Capital Associates. Amounts shown do not include 545,415 shares of our common stock that are subject to common stock purchase warrants that are not currently exercisable because they contain a provision prohibiting their exercise to the extent that they would increase Generation Capital Associates’ percentage ownership beyond 9.9% of our outstanding shares of common stock. We have a secured promissory note with High Capital Funding, LLC and an operating lease with Generation Capital Associates. At December 31, 2009 the outstanding principal and interest of the secured promissory note was $297,349 and we had recorded $256,443 in unpaid lease payments.

(3)	Ms. Gustafson & Mr. Kusnick hold 155,129 shares of our common stock. The number of shares includes 255,102 shares of our common stock that are subject to a currently convertible promissory note.

(4)	Mr. Lowney & Ms. Snyder hold 155,129 shares of our common stock. The number of shares includes 255,102 shares of our common stock that are subject to a currently convertible promissory note.

(5)	Ms. Kilkenny is the former-wife of Timothy J. Kilkenny, our Chairman of the Board and Chief Executive Officer. Ms. Kilkenny holds 415,000 shares of our common stock. The number of shares includes 50,000 shares of our common stock that are subject to currently exercisable common stock purchase options.

The following table sets forth information as of March 26, 2010, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 10. Directors and Executive Officers, and Corporate Governance” and all of our directors and executive officers as a group. There are no family relationships amongst our executive officers and directors. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock
	Beneficially Owned
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Timothy J. Kilkenny* (2)(3)	2,083,722	24.2%
Roger P. Baresel* (2)(4)	575,362	6.9%
Jason C. Ayers (2)(5)	405,795	5.1%
Patricia R. Shurley (6)	292,000	3.7%
Michael D. Tomas (7)	245,000	3.1%

All executive officers and directors as a group (5 individuals)	3,601,879	43.0%

*	Director

(1)	Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 7,922,721 shares being outstanding at March 26, 2010.

(2)	Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.

(3)	Timothy J. Kilkenny and Barbara J. Kilkenny, husband and wife, hold 1,269,722 and 100,000 shares of our common stock, respectively. The number of shares includes 714,000 shares of our common stock that are subject to currently exercisable stock options held by Mr. Kilkenny.

(4)	Roger P. Baresel and Judith A. Baresel, husband and wife, hold 5,600 and 152,717 shares of our common stock, respectively. The number of shares includes 100,000 shares of our common stock subject to currently exercisable stock options held by Mr. Baresel, and 317,045 shares of our common stock subject to currently exercisable stock options held by Mrs. Baresel.

(5)	Jason C. Ayers holds 323,295 shares of our common stock. The number of shares includes 82,500 shares of our common stock that are subject to currently exercisable common stock options held by Mr. Ayers.

(6)	Patricia R. Shurley holds 209,500 shares of our common stock. The number of shares includes 82,500 shares of our common stock that are subject to currently exercisable common stock purchase options held by Ms. Shurley.

(7)	Michael D. Tomas holds 177,500 shares of our common stock. The number of shares includes 67,500 shares of our common stock that are subject to currently exercisable common stock purchase options held by Mr. Tomas.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We have an operating lease for certain equipment which is leased from one of our shareholders. The terms of the original lease, dated November 21, 2001, required rental payments of $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments. In January and November 2006, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January and December 2009, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $3,445 and $773, respectively, on the operating lease. At December 31, 2009 we had recorded $256,443 in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.

We also had an interim loan with the above shareholder which required payments equal to 50% of the net proceeds received by us from our private placement of convertible promissory notes. This interim loan matured in December 2001. In September 2007, the lender agreed to accept monthly payments of $5,800 beginning in December 2007 to be allocated 50% to principal and 50% to interest. We were unable to make all of the required payments pursuant to the terms of the September 2007 agreement. Beginning in June 2009, the lender agreed to accept temporary reduced monthly payments of $1,000 until such time as our financial position significantly improves. We were unable to make all of the reduced monthly payments. In October 2009 the lender assigned the interim loan to its parent company. On December 29, 2009 the parent company agreed to convert $248,578 of accrued interest on the interim loan into 497,156 restricted shares of our common stock valued at $.50 per share (the “Conversion”). These shares were issuable at December 31, 2009, were equal to approximately 6.8% of the total number of shares outstanding and were issued on January 20, 2010. This transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded. On December 29, 2009 the parent company further agreed to make a new loan to us in the amount of $297,300. This loan is secured by all our tangible and intangible assets and matures December 30, 2011. The terms of this secured promissory note requires monthly installments of interest only for the first year then monthly installments of $3,301 including principal and interest. The proceeds from this secured promissory note were used to repay the remaining principal amount of the interim loan of $292,300. In connection with the Conversion, we also agreed to issue additional shares of stock to the parent company in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note. At December 31, 2009, the outstanding principal and interest of the secured promissory note was $297,349.
Item 14. Principal Accounting Fees and Services
The following table sets forth the aggregate fees, including expenses, billed to us for the years ended December 31, 2009 and 2008 by our principal accountant.

	2009	2008
Audit Fees — Eide Bailly LLP	$40,650	$—
Audit Fees — Eide Bailly LLP and its predecessor Murrell, Hall, McIntosh & Co., PLLP		36,100
Tax Fees	—	—
All Other Fees	—	—
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
#

10.32	Promissory Note dated January 25, 2000, issued to Fullnet of Tahlequah, Inc.	#

10.33	Promissory Note dated February 7, 2000, issued to David Looper	#

10.34	Promissory Note dated February 29, 2000, issued to Wallace L. Walcher	#

10.35	Promissory Note dated June 2, 2000, issued to Lary Smith	#

10.36	Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C.	#

10.37	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.38	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

Exhibit
Number	Exhibit
10.39	Form of Convertible Promissory Note dated September 6, 2002	#

10.40	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.41	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.42	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC	*

21.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

#	Incorporated by reference.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: March 31, 2010	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: March 31, 2010	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2010	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny,
Chairman of the Board and Director

Date: March 31, 2010	By:	/s/ ROGER P. BARESEL
Roger P. Baresel, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Audit Committee
Fullnet Communications, Inc.
We have audited the accompanying consolidated balance sheets of FullNet Communications, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company’s current liabilities exceed its current assets by $2,378,474 as of December 31, 2009. The Company also had disputed back billings from one of its access providers. The Company disputes this claim and has not recorded any liability related to this claim as of December 31, 2009. An adverse outcome regarding this claim could have a materially adverse effect on the Company’s ability to continue as a going concern. These matters, among others as discussed in Note A to the financial statements, raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Eide Bailly LLP
March 31, 2010 Sioux Falls, South Dakota

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$11,905	$11,753
Accounts receivable, net	15,043	11,318
Prepaid expenses and other current assets	11,705	36,785

Total current assets	38,653	59,856

PROPERTY AND EQUIPMENT, net	120,944	324,227

INTANGIBLE ASSETS, net	998	8,782

OTHER ASSETS	5,250	5,250

TOTAL	$165,845	$398,115

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable, current portion	$492,533	$208,215
Accrued and other liabilities, current portion	1,317,892	1,205,087
Notes payable, current portion	510,636	545,436
Deferred revenue	96,066	128,548

Total current liabilities	2,417,127	2,087,286

ACCOUNTS PAYABLE, less current portion	—	254,174
ACCRUED AND OTHER LIABILITIES, less current portion	—	185,755
NOTES PAYABLE, less current portion	297,300	259,100

Total liabilities	2,714,427	2,786,315

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 7,355,308 in 2009 and 2008	74	74
Common stock issuable, 567,413 and 70,257 shares in 2009 and 2008, respectively	57,601	57,596
Additional paid-in capital	8,397,733	8,378,467
Accumulated deficit	(11,003,990)	(10,824,337)

Total stockholders’ deficit	(2,548,582)	(2,388,200)

TOTAL	$165,845	$398,115

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2009	2008
REVENUES
Access service revenues	$413,689	$532,661
Co-location and other revenues	1,390,669	1,353,890

Total revenues	1,804,358	1,886,551

OPERATING COSTS AND EXPENSES
Cost of access service revenues	196,494	235,638
Cost of co-location and other revenues	393,593	321,196
Selling, general and administrative expenses	1,321,857	1,371,259
Depreciation and amortization	217,842	252,338

Total operating costs and expenses	2,129,786	2,180,431

LOSS FROM OPERATIONS	(325,428)	(293,880)

GAIN ON DEBT FORGIVENESS	235,663	—
INTEREST EXPENSE	(89,888)	(97,668)

NET LOSS	$(179,653)	$(391,548)

Net loss per common share
Basic	$(.02)	$(.05)

Assuming dilution	$(.02)	$(.05)

Weighted average number of common shares outstanding
Basic	7,428,327	7,288,679

Assuming dilution	7,428,327	7,288,679

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years ended December 31, 2009 and 2008

			Common
	Common stock		stock	Additional	Accumulated
	Shares	Amount	issuable	paid-in capital	deficit	Total
Balance at January 1, 2008	6,670,878	$67	$57,596	$8,350,255	$(10,432,789)	$(2,024,871)

Stock options exercise	684,430	7	—	28,042	—	28,049

Stock compensation expense	—	—	—	170	—	170

Net loss	—	—	—	—	(391,548)	(391,548)

Balance at December 31, 2008	7,355,308	$74	$57,596	$8,378,467	$(10,824,337)	$(2,388,200)

Warrant extension granted in settlement of liabilities	—	—	—	4,218	—	4,218

Stock compensation expense	—	—	—	138	—	138

Common stock issuable in settlement of liabilities	—	—	5	14,910	—	14,915

Net loss	—	—	—	—	(179,653)	(179,653)

Balance at December 31, 2009	7,355,308	$74	$57,601	$8,397,733	$(11,003,990)	$(2,548,582)

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(179,653)	$(391,548)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	217,842	252,338
Gain on debt forgiveness	(235,663)	—
Stock compensation	138	170
Provision for uncollectible accounts receivable	2,939	(108)
Net (increase) decrease in
Accounts receivable	(6,664)	14,758
Prepaid expenses and other current assets	25,080	25,486
Net increase (decrease) in
Accounts payable	34,362	16,233
Accrued and other liabilities	175,628	112,970
Deferred revenue	(32,482)	15,962

Net cash provided by operating activities	1,527	46,261

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,775)	(51,826)

Net cash used in investing activities	(6,775)	(51,826)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(291,900)	(26,100)
Proceeds from notes payable	297,300	—
Proceeds from exercise of stock options	—	28,049

Net cash provided by financing activities	5,400	1,949

NET INCREASE (DECREASE) IN CASH	152	(3,616)

Cash at beginning of year	11,753	15,369

Cash at end of year	$11,905	$11,753

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$4,566	$31,299
Warrant extension granted in settlement of liabilities	4,218	—
Common stock issuable in settlement of liabilities	14,915	—
See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
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
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial net losses. At December 31, 2009 current liabilities exceeded current assets by $2,378,474 and total liabilities exceeded total assets by $2,548,582.
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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The Company classifies certain taxes and fees billed to customers and remitted to governmental authorities on a net basis in revenue.
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

3. Accounts Receivable
Accounts receivable consist of the following at December 31:

	2009	2008

Accounts receivable	$205,622	$198,958
Less allowance for doubtful accounts	(190,579)	(187,640)

	$15,043	$11,318

Accounts receivable, other than certain large customer accounts which are evaluated individually, are considered past due for purposes of determining the allowance for doubtful accounts based on past experience of collectibility as follows:

1 – 29 days	1.5%
30 – 59 days	30%
60 – 89 days	50%
> 90 days	100%
In addition, if the Company becomes aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recoded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected.
4. Property and Equipment
Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets as follows:

Software	3 years
Computers and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of estimated life of improvement or the lease term
5. Intangible Assets
Intangible assets consist primarily of acquired customer bases and covenants not to compete and are carried net of accumulated amortization. The Company amortizes these intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Management believes that such amortization reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise utilized.
6. Long-Lived Assets
All long-lived assets held and used by the Company, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The Company recorded no impairments during the years ended December 31, 2009 and 2008.

7. Accrued and Other Liabilities
Accrued and other liabilities consist of the following at December 31:

	2009	2008

Accrued interest	$463,676	$630,892
Accrued deferred compensation	700,157	567,305
Accrued other liabilities	154,059	192,645

	1,317,892	1,390,842
Less current portion	1,317,892	1,205,087

	$—	$185,755

Accrued net deferred compensation consists of the following as of December 31, 2009:

Accrued in:
2009	$132,852
2008	60,315
2007	71,321
2000-2006	435,669

$700,157

All of the Company’s executive officers have voluntarily agreed to defer a portion of their compensation. This compensation is vested.
Accrued other liabilities includes $85,355 and $83,501 for unused vacation and sick leave at December 31, 2009 and 2008, respectively.
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
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and does not believe it has any material unrealized tax benefits at December 31, 2009. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.
9. Loss Per Share
Loss per share — basic is calculated by dividing net loss by the weighted average number of shares of stock outstanding during the year, including shares issuable without additional consideration. Loss per share — assuming dilution is calculated by dividing net loss by the weighted average number of shares outstanding during the year adjusted for the effect of dilutive potential shares calculated using the treasury stock method.

	2009	2008
Numerator:
Net loss	$(179,653)	$(391,548)
Denominator:
Weighted average shares and share equivalents outstanding — basic	7,428,327	7,288,679
Effect of dilutive stock options	—	—
Effect of dilutive warrants	—	—
Effect of dilutive convertible promissory notes	—	—

Weighted average shares and share equivalents outstanding — assuming dilution	7,428,327	7,288,679

Net loss per share — basic	$(.02)	$(.05)

Net loss per share — assuming dilution	$(.02)	$(.05)

Basic and diluted losses per share were the same for the years ended December 31, 2009 and 2008 because there was a net loss for the year.
Stock options exercisable for the purchase of 2,368,384 common stock shares at exercise prices ranging from $.01 to $3.00 per share were outstanding for the year ended December 31, 2009 but were not included in the calculation of income per share — assuming dilution because there was a net loss for the year.
Stock options exercisable for the purchase of 2,447,704 common stock shares at exercise prices ranging from $.04 to $3.00 per share were outstanding for the year ended December 31, 2008 but were not included in the calculation of income per share — assuming dilution because there was a net loss for the year.
Warrants exercisable for the purchase of 591,000 common stock shares at exercise prices ranging from $.01 to $1.00 per share were outstanding for the years ended December 31, 2009 and 2008 but were not included in the calculation of income per share — assuming dilution because there was a net loss for the year.
Convertible promissory notes convertible into 1,003,659 common stock shares at a conversion prices ranging from $.49 to $.51 per share (see Note E — Notes Payable) were outstanding for the years ended December 31, 2009 and 2008 but were not included in the calculation of income per share — assuming dilution because there was a net loss for the year.
10. Stock Options and Warrants
The Company does not have a written employee stock option plan. The Company has historically granted only employee stock options with an exercise price equal to the market price of the Company’s stock at the date of grant, a contractual term of ten years, and a vesting period of three years ratably on the first, second and third anniversaries of the date of grant (with limited exceptions).
All employee stock options granted during 2009 and 2008 were nonqualified stock options. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).
The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model. See Note N for further information on stock-based compensation.

The following table summarizes the Company’s employee stock option activity for year ended December 31, 2009:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intristic
	2009	exercise price	contractual life (yrs)	value
Options outstanding, beginning of year	2,447,704	.53

Options granted during the year	3,000	.01

Options cancelled during the year	(82,320)	1.25

Options outstanding, end of year	2,368,384	$.50	2.61	$60

Options exercisable at end of year	2,325,384	$.51	2.51	$—

The following table summarizes the Company’s non-vested employee stock option activity for year ended December 31, 2009:

		Weighted
		average
		grant date
	2009	fair value
Non-vested options outstanding, beginning of year	44,000	$1,565

Options granted during the year	3,000	30

Options vested during the year	(4,000)	(141)

Non-vested options outstanding, end of year	43,000	$1,454

The weighted-average grant date fair value of stock options granted was $.01 in 2009 and $.04 in 2008. The fair value of stock options vested was $141 in 2009 and $105 in 2008.
Common Stock Purchase Warrants — A summary of common stock purchase warrant activity for the years ended December 31, 2009 and 2008 follows:
In January 2009 and December 2009, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, common stock purchase warrants for a lessor in return for a credit of $3,445 and $773, respectively, on the operating lease.
Common stock warrants exercisable for 50,000 shares of common stock expired during 2008 (weighted average exercise price $.01 per share).
Outstanding common stock purchase warrants issued to non-employees outstanding at December 31, 2009 are as follows:

Number	Exercise	Expiration
of shares	price	year

275,000	1.00	2012
70,000	.13	2012
14,000	.10	2012
12,000	.08	2012
220,000	.01	2012

591,000

The following table summarizes the Company’s common stock purchase warrant activity for the years ended December 31, 2009 and 2008:

		Weighted		Weighted
		Average		Average
	2009	Exercise Price	2008	Exercise Price

Warrants outstanding, beginning of year	591,000	$.49	641,000	$.45

Warrants expired during the year	—	—	(50,000)	.01

Warrants outstanding, end of year	591,000	$.49	591,000	$.49

11. Advertising
The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. Advertising expense for the years ended December 31, 2009 and 2008 was $13,254 and $34,434, respectively.
12. Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.
13. Recently Issued Accounting Standards
Measuring Liabilities at Fair Value (Financial Accounting Standards Board (“FASB”) Accounting Standards Update “(ASU”) No. 2009-05 to FASB Accounting Standards Codification (“ASC”) 820)
In August 2009, the FASB issued an amendment to its previously released guidance on measuring the fair value of liabilities; this guidance became effective for the Company on October 1, 2009. The pronouncement provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset; or b) quoted prices for similar liabilities or similar liabilities when traded as assets; and/or (ii) a valuation technique that is consistent with the principles of an income or market approach. The pronouncement also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have a significant effect on the Company’s consolidated financial statements.
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
Subsequent Events (ASC 855-10)
In May 2009, the FASB issued guidance related to the accounting and disclosure of subsequent events. This guidance establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. This guidance was effective for periods ending after June 15, 2009, and accordingly, the Company adopted this guidance during the second quarter of 2009. The adoption of this pronouncement did not have a significant effect on the Company’s consolidated financial statements. See Note O — Subsequent Events for further information.
Interim Disclosure Fair Value of Financial Instruments (ASC 825-10)
In April 2009, the FASB issued a new accounting guidance that requires disclosure about the fair value of financial instruments in interim financial statements as well as in annual financial statements. The provisions of this guidance are effective for interim periods ending after June 15, 2009 and the Company adopted them in the second quarter 2009. The adoption of this guidance did not have a significant effect on the company’s consolidated financial statements. See Note I — Fair Value of Financial Instruments for further information.

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
Fair Value Measurements (ASC 820-10)
At the beginning of its 2008 fiscal year, the Company adopted the FASB’s guidance related to fair value measurements. In February 2008 the FASB issued additional guidance that provided a one year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In October 2008 the FASB issued additional guidance that clarified the application of fair value when the market for a financial asset is not active. These pronouncements define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, expand disclosures about fair value measurements and establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities, and gives the lowest priority (“Level 3”) to unobservable inputs. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements. See Note I — Fair Value of Financial Instruments for further information.

NOTE C — PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31:

	2009	2008

Computers and equipment	$1,477,727	$1,470,952
Leasehold improvements	966,915	966,915
Software	57,337	57,337
Furniture and fixtures	28,521	28,521

	2,530,500	2,523,725
Less accumulated depreciation	(2,409,556)	(2,199,498)

	$120,944	$324,227

Depreciation expense for the years ended December 31, 2009 and 2008 was $210,058 and $235,567, respectively.
NOTE D — INTANGIBLE ASSETS
Intangible assets consist primarily of acquired customer bases and covenants not to compete and relate to the purchases of certain business operations as follows:

	December 31,
	2009	2008
InterCorp acquisition	$4,119	$4,119
Talihina acquisition	21,017	21,017
CWIS acquisition	105,638	105,638
LAWTONNET acquisition	65,000	65,000
SONET acquisition	42,547	42,547
IPDatacom acquisition	137,849	137,849
FOT acquisition	93,649	93,649
FOB acquisition	194,780	194,780
FON acquisition	139,650	139,650
Harvest merger	2,009,858	2,009,858
Animus acquisition	318,597	318,597
Tulsa acquisition	70,000	70,000

	3,202,704	3,202,704
Less accumulated amortization	(3,201,706)	(3,193,922)

	$998	$8,782

The Company’s previously recognized intangible assets consist primarily of customer bases and covenants not to compete relating to those customer bases. The Company amortizes these intangible assets over their estimated useful lives and in direct relation to any decreases in the acquired customer bases to which they relate. Management believes that such amortization reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used.

Amortization expense for the years ended December 31, 2009 and 2008 relating to intangible assets was $7,784 and $16,771, respectively.
NOTE E — NOTES PAYABLE
Notes payable consist of the following:

	December 31,	December 31,
	2009	2008
Interim loan from a shareholder, interest at 10%, requires payments equal to 50% of the net proceeds received by the Company from its private placement of convertible promissory notes, matured December 2001; unsecured (1)(2)	$—	$293,900

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and are matured at December 31, 2009 (convertible into approximately 1,003,659 shares at December 31, 2009 and December 31, 2008) (3)	510,636	510,636

Secured promissory note from a shareholder; interest at 6%, requires monthly installments of interest only for the first year then monthly installments of $3,301 including principal and interest; maturing December 30, 2011; secured by all tangible and intangible assets of the Company (1)(2)	297,300	—

	807,936	804,536

Less current portion	510,636	545,436

	$297,300	$259,100

(1)	INTERIM LOAN — In September 2007, the lender agreed to accept monthly payments of $5,800 beginning December 1, 2007 to be allocated 50% to principal and 50% to interest. The Company was unable to make all of the required payments pursuant to the terms of the September 2007 agreement. Beginning in June 2009, the lender agreed to accept temporary reduced monthly payments of $1,000 until such time as the Company’s financial position significantly improves. The Company was unable to make all of the reduced monthly payments. In October 2009 the lender assigned the interim loan to its parent company (see INTERIM LOAN INTEREST CONVERSION AND PRINCIPAL PAYMENT WITH NEW SECURED PROMISSORY NOTE and SECURED PROMISSORY NOTE below).

(2)	INTERIM LOAN INTEREST CONVERSION AND PRINCIPAL PAYMENT WITH NEW SECURED PROMISSORY NOTE — On December 29, 2009 the parent company agreed to convert $248,578 of accrued interest on the interim loan into 497,156 restricted shares of the Company’s common stock valued at $.50 per share (the “Conversion”). These shares were issuable at December 31, 2009, were equal to approximately 6.8% of the total number of shares outstanding and were issued on January 20, 2010. This transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded. On December 29, 2009 the Company paid the remaining outstanding principal balance of this interim loan of $292,300 with the proceeds from a new secured promissory note (see SECURED PROMISSORY NOTE below).

SECURED PROMISSORY NOTE — On December 29, 2009 the parent company further agreed to make a new loan to the Company in the amount of $297,300. The proceeds from this loan were used to repay the remaining principal amount of the interim loan of $292,300. In connection with the Conversion, the Company also agreed to issue additional shares of stock to the parent company in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note. At December 31, 2009, the outstanding principal and interest of the secured promissory note was $297,349.

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
Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At December 31, 2009, the outstanding principal and interest of the convertible promissory notes was $974,263.
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
Aggregate future maturities of notes payable at December 31, 2009 are as follows:

2010	$510,636
2011	297,300
2012	—
2013	—
2014	—
Thereafter	—

$807,936

NOTE F — COMMITMENTS
Operating Leases
The Company leases certain office facilities used in its operations under non-cancelable operating leases. The initial lease term expired in 2009 and the first option was executed which will expire in 2014. Future minimum lease payments required at December 31, 2009 under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2010	$169,598
2011	182,644
2012	189,167
2013	195,690
2014	202,213

$939,312

Rental expense for all operating leases for the years ended December 31, 2009 and 2008 was approximately $175,359 and $179,407, respectively.
The Company’s long-term non-cancelable operating lease includes scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the straight-line method over the term of the lease. The Company had recorded a deferred credit of $29,991 at December 31, 2008, which is reflected in Other Long-term Liabilities on the Balance Sheet to reflect the net excess of rental expense over cash payments since inception of the lease. In addition to the base rent payments the Company pays a monthly allocation of the building’s operating expenses.
NOTE G — INCOME TAXES
The Company’s effective income tax rate on net loss differed from the federal statutory rate of 34% as follows at December 31:

	2009	2008
Income taxes benefit at federal statutory rate	$(61,000)	$(133,000)
Tax effect of state income taxes benefit	(8,000)	(17,000)
Change in valuation allowance	72,000	225,000
Nondeductible expenses	3,000	3,000
Other	(6,000)	(78,000)

Total tax expense	$—	$—

The components of deferred income tax assets were as follows at December 31:

	2009	2008
Deferred income tax assets
Basis difference in property and equipment and intangible assets	$407,000	$422,000
Deferred revenue	37,000	49,000
Net operating loss	1,255,000	1,209,000
Deferred compensation and other	304,000	251,000
Valuation allowance	(2,003,000)	(1,931,000)

Net deferred income tax asset	—	—

Change in valuation allowance	$72,000	$225,000

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2009, the Company has a net operating loss carry forward of approximately $1,255,000 that will expire at various dates through 2029. Since this carry forward can only be used to offset future taxable income of the Company, management has provided a valuation allowance until it is more likely than not that taxable income will be generated.
The Company has adopted the provisions of FASB Accounting Standards Codification Topic ASC 740-10 (previously Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007. The implementation of this standard had no impact on the financial statements. As of the date of adoption and as of December 31, 2009 and 2008, the unrecognized tax benefit accrual was zero.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and does not believe it has any material unrealized tax benefits at December 31, 2009. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005.

NOTE H — COMMON STOCK
On December 29, 2009 the Company converted $248,578 of accrued interest on an interim loan from a shareholder into 497,156 restricted shares of the Company’s common stock valued at $.50 per share. These shares were issuable at December 31, 2009, were equal to approximately 6.8% of the total number of shares outstanding and were issued on January 20, 2010. This transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded. In connection with the conversion, the Company also agreed to issue additional shares of stock to the holder of a secured promissory note in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note (see Note E — Notes Payable).
Stock options for 684,430 shares of the Company’s common stock were exercised in March 2008 for $28,049.
NOTE I — FAIR VALUE OF FINANCIAL INSTRUMENTS
ASC 820-10 requires that an entity disclose the fair value of financial instruments for which it is practicable to estimate the value. The Company considers the carrying value of certain financial instruments on the balance sheets, including cash, accounts receivable, and other assets to be reasonable estimates of fair value. At December 31, 2009 and 2008, the carrying amount of the Company’s liabilities for corporate borrowings and other obligations was $2,714,427 and $2,786,315, respectively, and the fair value was estimated to be approximately $165,000 and $398,000, respectively. These amounts are based on the present value of estimated future cash outflows which is discounted based on the risk of nonperformance due to the uncertainty of the Company’s ability to continue as a going concern.
NOTE J — CERTAIN RELATIONSHIPS
The Company has an operating lease for certain equipment which is leased from one of its shareholders whose parent company holds a $297,300 secured promissory note (see Note E — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January and December 2009, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $3,445 and $773, respectively, on the operating lease. At December 31, 2009 and 2008 we had recorded $256,443 and $260,162, respectively, in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.
NOTE K — CONCENTRATIONS
During the years ended December 31, 2009 and 2008, the Company had one customer that comprised approximately 13% and 12%, respectively, of total revenues.
NOTE L — CREDITOR SETTLEMENTS AND DEBT FORGIVENESS
On December 29, 2009 the Company converted $248,578 of accrued interest on an interim loan from a shareholder into 497,156 restricted shares of the Company’s common stock valued at $.50 per share. This transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded. The basic and diluted per share amount of the gain on debt forgiveness was $.03.

NOTE M — EMPLOYEE BENEFIT PLANS
The Company offers a SIMPLE IRA plan for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. Under the plan, the Company matches employee contributions to the plan up to 3% of the employee’s salary. The Company made matching contributions of $13,327 and $13,149, respectively, during the years ended December 31, 2009 and 2008.
NOTE N — STOCK BASED COMPENSATION
The Company does not have a written employee stock option plan. The Company has historically granted only employee stock options with an exercise price equal to the market price of the Company’s stock at the date of grant, a contractual term of ten years, and a vesting period of three years ratably on the first, second and third anniversaries of the date of grant (with limited exceptions).
All employee stock options granted during 2009 and 2008 were nonqualified stock options. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).
The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model. In addition to the exercise and grant date prices of the options, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2009	2008
Risk free interest rate	4.4%	4.4%
Expected lives (in years)	5	5
Expected volatility	131%	140%
Dividend yield	0%	0%
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and the effect on basic and diluted earnings per share for the years ended December 31:

	2009		2008

Stock-based compensation expense		$138		$170

Impact on income per share:
Basic	$	NIL	$	NIL

Assuming dilution	$	NIL	$	NIL

At December 31, 2009 there was $1,382 of unrecognized stock-based compensation that is expected to be recognized as an expense over a weighted-average period of 1.5 years.
NOTE O — CONTINGENCIES
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
NOTE P — SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on March 31, 2010.