Form 10-Q
period 2010-03-31
FULLNET COMMUNICATIONS INC
filed 2010-05-17
CIK 1092570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 12, 2010, 7,922,721 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2010	2009
		(Derived from
	(Unaudited)	Audited Statements)
ASSETS
CURRENT ASSETS
Cash	$8,122	$11,905
Accounts receivable, net	28,117	15,043
Prepaid expenses and other current assets	8,695	11,705

Total current assets	44,934	38,653

PROPERTY AND EQUIPMENT, net	103,263	120,944

INTANGIBLE ASSETS, net	608	998

OTHER ASSETS	5,250	5,250

TOTAL	$154,055	$165,845

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable, current portion	$499,999	$492,533
Accrued and other current liabilities, current portion	1,387,702	1,317,892
Notes payable, current portion	516,124	510,636
Deferred revenue	120,514	96,066

Total current liabilities	2,524,339	2,417,127

ACCRUED AND OTHER LIABILITIES, less current portion	4,566	—
NOTES PAYABLE, less current portion	291,812	297,300

Total liabilities	2,820,717	2,714,427

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 7,852,464 and 7,355,308 shares in 2010 and 2009, respectively	79	74
Common stock issuable, 70,257 and 567,413 shares in 2010 and 2009, respectively	57,596	57,601
Additional paid-in capital	8,397,762	8,397,733
Accumulated deficit	(11,122,099)	(11,003,990)

Total stockholders’ deficit	(2,666,662)	(2,548,582)

TOTAL	$154,055	$165,845

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2010	March 31, 2009
REVENUES
Access service revenues	$88,468	$121,057
Co-location and other revenues	333,528	346,670

Total revenues	421,996	467,727

OPERATING COSTS AND EXPENSES
Cost of access service revenues	48,933	54,687
Cost of co-location and other revenues	92,930	98,784
Selling, general and administrative expenses	359,983	335,528
Depreciation and amortization	18,071	58,207

Total operating costs and expenses	519,917	547,206

LOSS FROM OPERATIONS	(97,921)	(79,479)

INTEREST EXPENSE	(20,188)	(19,440)

NET LOSS	$(118,109)	$(98,919)

Net loss per common share
Basic	$(.01)	$(.01)

Assuming dilution	$(.01)	$(.01)

Weighted average common shares outstanding
Basic	7,922,721	7,425,565

Assuming dilution	7,922,721	7,425,565

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
Three Months Ended March 31, 2010

			Common	Additional
	Common stock		Stock	Paid In	Accumulated
	Shares	Amount	Issuable	Capital	Deficit	Total

Balance at January 1, 2010	7,355,308	$74	$57,601	$8,397,733	$(11,003,990)	$(2,548,582)

Common stock issuable at December 31, 2009 issued on January 20, 2010	497,156	5	(5)	—	—	—

Stock compensation expense	—	—	—	29	—	29

Net loss	—	—	—	—	(118,109)	(118,109)

Balance at March 31, 2010	7,852,464	$79	$57,596	$8,397,762	$(11,122,099)	$(2,666,662)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(118,109)	$(98,919)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	18,071	58,207
Stock compensation	29	—
Provision for uncollectible accounts receivable	869	244
Net (increase) decrease in
Accounts receivable	(13,943)	(2,762)
Prepaid expenses and other current assets	3,010	4,236
Net increase (decrease) in
Accounts payable	7,466	(12,524)
Accrued and other liabilities	74,376	53,669
Deferred revenue	24,448	(5,628)

Net cash used in operating activities	(3,783)	(3,477)

Net decrease in cash	(3,783)	(3,477)

Cash at beginning of period	11,905	11,753

Cash at end of period	$8,122	$8,276

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$4,459	$—
Warrant extension granted in settlement of liabilities	—	3,445
See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	UNAUDITED INTERIM FINANCIAL STATEMENTS
The unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2009.
The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2010.
2.	MANAGEMENT’S PLANS
At March 31, 2010, current liabilities exceed current assets by $2,479,405. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on various loans (see Note 9 Notes Payable). These factors raise substantial doubts about the Company’s ability to continue as a going concern.
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

The Company’s business plan includes, among other things, expansion of its Internet access services through mergers and acquisitions and the development of its web hosting, co-location, and traditional telephone services. Execution of the Company’s business plan will require significant capital to fund capital expenditures, working capital needs and debt service. Current cash balances will not be sufficient to fund the Company’s current business plan beyond the next few months. As a consequence, the Company is currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. The Company continues to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund the Company’s liquidity. There can be no assurance that the Company will be able to obtain additional capital on satisfactory terms, or at all, or on terms that will not dilute the shareholder’s interests.
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

	Three Months Ended
	March 31, 2010	March 31, 2009
Numerator:
Net loss	$(118,109)	$(98,919)
Denominator:
Weighted average common shares outstanding — basic	7,922,721	7,425,565
Weighted average common shares and share equivalents outstanding — assuming dilution	7,922,721	7,425,565

Net loss per common share — basic	$(.01)	$(.01)

Net loss per common share — assuming dilution	$(.01)	$(.01)

Basic and diluted loss per share was the same for the three months ended March 31, 2010 and 2009 because there was a net loss for each period.
5.	ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	March 31, 2010	December 31, 2009

Accounts receivable	$219,565	$205,622
Less allowance for doubtful accounts	(191,448)	(190,579)

	$28,117	$15,043

6.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31, 2010	December 31, 2009

Computers and equipment	$1,477,727	$1,477,727
Leasehold improvements	966,915	966,915
Software	57,337	57,337
Furniture and fixtures	28,521	28,521

	2,530,500	2,530,500
Less accumulated depreciation	(2,427,237)	(2,409,556)

	$103,263	$120,944

Depreciation expense for the three months ended March 31, 2010 and 2009 was $17,681 and $55,002, respectively.
7.	INTANGIBLE ASSETS
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
Amortization expense for the three months ended March 31, 2010 and 2009 relating to intangible assets was $390 and $3,205, respectively.
8.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following:

	March 31, 2010	December 31, 2009

Accrued interest	$477,672	$463,676
Accrued deferred compensation	736,750	700,157
Accrued other liabilities	177,846	154,059

	1,392,268	1,317,892

Less current portion	1,387,702	1,317,892

	$4,566	$—

9.	NOTES PAYABLE
Notes payable consist of the following:

	March 31, 2010	December 31, 2009

Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and are matured at March 31, 2010 (convertible into approximately 1,003,659 shares at March 31, 2010 and December 31, 2009) (2)	$510,636	$510,636

Secured promissory note from a shareholder; interest at 6%, requires monthly installments of interest only for the first year then monthly installments of $3,301 including principal and interest; maturing December 30, 2011; secured by all tangible and intangible assets of the Company (1)	297,300	297,300

	807,936	807,936

Less current portion	516,124	510,636

	$291,812	$297,300

(1)	The Company agreed to issue additional shares of stock to the shareholder in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note. At March 31, 2010, the outstanding principal and interest of the secured promissory note was $297,300.

(2)	During 2000 and 2001, the Company issued 11% convertible promissory notes or converted other notes payable or accounts payable to convertible promissory notes in an amount totaling $2,257,624. The terms of the Notes are 36 months with limited prepayment provisions. Each of the Notes may be converted by the holder at any time at $1.00 per common stock share and by the Company upon registration and when the closing price of the Company’s common stock has been at or above $3.00 per share for three consecutive trading days. Additionally, the Notes are accompanied by warrants exercisable for the purchase of the number of shares of Company common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00. These warrants are exercisable at any time during the five years following issuance at an exercise price of $.01 per share. Under the terms of the Notes, the Company was required to register the common stock underlying both the Notes and the detached warrants by filing a registration statement with the Securities and Exchange Commission within 45 days following the Final Expiration Date of the Offering (March 31, 2001). On May 31, 2001, the Company exchanged 2,064,528 shares of its common stock and warrants (exercisable for the purchase of 436,748 shares of common stock at $2.00 per share) for convertible promissory notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. The warrants expired on May 31, 2006. This exchange was accounted for as an induced debt conversion and a debt conversion expense of $370,308 was recorded.

Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At March 31, 2010, the outstanding principal and interest of the convertible promissory notes was $988,308.

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
10.	COMMON STOCK OPTIONS AND WARRANTS
The following table summarizes the Company’s employee stock option activity for the three months ended March 31, 2010:

	Three Months Ended	Weighted Average
	March 31, 2010	Exercise Price
Options outstanding, beginning of the period	2,368,384	$.50

Options cancelled during the period	(20,133)	—

Options outstanding, end of the period	2,348,251	$.53

The Company records compensation cost for new and modified awards over the related vesting period of such awards prospectively.
In January 2009, the Company agreed to extend the expiration date on 425,000 of common stock purchase warrants for a lessor in return for a credit of $3,445 on an operating lease.

The following table summarizes the Company’s common stock purchase warrant and non-employee stock option activity for the three months ended March 31, 2010:

	Three Months Ended	Weighted Average
	March 31, 2010	Exercise Price
Warrants and non-employee stock options outstanding, beginning and end of the period	591,000	$.49

11.	RECENTLY ISSUED ACCOUNTING STANDARDS
Fair Value Measurements and Disclosures (Accounting Standards Update (“ASU”) No. 2010-06)
In January 2010, previously released guidance on fair value measurements and disclosures was amended. The amendment requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The fair value measurements hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (“Level 3”) to unobservable inputs. Fair value measurements primarily based on observable market information are given a “Level 2” priority. A portion of the amendment was effective for the Company on January 1, 2010 and requires the disclosure of transfers into and out of Level 1 and Level 2 fair value measurements; the amendment’s requirements related to Level 3 disclosures are effective for the Company on January 1, 2011. This guidance affects new disclosures only and will have no impact on the Company’s consolidated financial statements.
12.	COMMON STOCK
On December 29, 2009 the Company converted $248,578 of accrued interest on an interim loan from a shareholder into 497,156 restricted shares of the Company’s common stock valued at $.50 per share. These shares were issuable at December 31, 2009, were equal to approximately 6.8% of the total number of shares outstanding and were issued on January 20, 2010. During the fourth quarter of 2009 this transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded. In connection with the conversion, the Company also agreed to issue additional shares of stock to the holder of a secured promissory note in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note (see Note 9 — Notes Payable). During the three months ended March 31, 2010, no shares were issued by the Company at less than $.50 per share.
13.	FAIR VALUE OF FINANCIAL INSTRUMENTS
ASC 820-10 requires that an entity disclose the fair value of financial instruments for which it is practicable to estimate the value. The Company considers the carrying value of certain financial instruments on the balance sheets, including cash, accounts receivable, and other assets to be reasonable estimates of fair value. At March 31, 2010 and December 31, 2009, the carrying amount of the Company’s liabilities for corporate borrowings and other obligations was $2,518,851 and $2,714,427, respectively, and the fair value was estimated to be approximately $154,000 and $165,000, respectively. These amounts are based on the present value of estimated future cash outflows which is discounted based on the risk of nonperformance due to the uncertainty of the Company’s ability to continue as a going concern.

14.	CERTAIN RELATIONSHIPS
The Company has an operating lease for certain equipment which is leased from one of its shareholders whose parent company holds a $297,300 secured promissory note (see Note 9 — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date on of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $17,960 and for the purchase of 140,000 common stock shares and a credit of $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January and December 2009, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $3,445 and for the purchase of 140,000 common stock shares and a credit of $773, respectively, on the operating lease. At March 31, 2010 and December 31, 2009 the Company had recorded $256,443 in unpaid lease payments. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however the Company is in discussions with the lessor to restructure this liability.
15.	CONCENTRATIONS
During the three months ended March 31, 2010 and 2009, the Company had one customer that comprised approximately 13% and 12% of total revenues, respectively.
16.	EMPLOYEE BENEFIT PLANS
The Company offers a SIMPLE IRA plan for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. Under the plan, the Company matches employee contributions to the plan up to 3% of the employee’s salary. The Company made matching contributions of $2,917 and $3,362, respectively, during the quarters ended March 31, 2010 and 2009.
17.	CONTINGENCIES
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
18.	SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is qualified in its entirety by the more detailed information in our Form 10-K and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2009 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”) and FullWeb, Inc. (“FullWeb”).
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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At March 31, 2010 FullTel provided us with local telephone access in approximately 232 cities.
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
Results of Operations
The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31, 2010		March 31, 2009
	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$88,468	21.0%	$121,057	25.9%
Co-location and other revenues	333,528	79.0	346,670	74.1

Total revenues	421,996	100.0	467,727	100.0

Cost of access service revenues	48,933	11.6	54,687	11.7
Cost of co-location and other revenues	92,930	22.0	98,784	21.1
Selling, general and administrative expenses	359,983	85.3	335,528	71.7
Depreciation and amortization	18,071	4.3	58,207	12.4

Total operating costs and expenses	519,917	123.2	547,206	116.9

Loss from operations	(97,921)	(23.2)	(79,479)	(16.9)

Interest expense	(20,188)	(4.8)	(19,440)	(4.2)

Net loss	$(118,109)	(28.0)%	$(98,919)	(21.1)%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Revenues
Access service revenues decreased $32,589 or 26.9% to $88,468 for the 2010 1st Quarter from $121,057 for the same period in 2009 primarily due to a decline in the number of customers.
Co-location and other revenues decreased $13,142 or 3.8% to $333,528 for the 2010 1st Quarter from $346,670 for the same period in 2009 primarily due to a decline in usage by our wholesale customers.
Operating Costs and Expenses
Cost of access service revenues decreased $5,754 or 10.5% to $48,933 for the 2010 1st Quarter from $54,687 for the same period in 2009. This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 55.3% during the 2010 1st Quarter, compared to 45.2% during the same period in 2009.
Cost of co-location and other revenues decreased $5,854 or 5.9% to $92,930 for the 2010 1st Quarter from $98,784 for the same period in 2009 primarily related to reductions in recurring rental costs and equipment maintenance costs. Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 27.9% during the 2010 1st Quarter, compared to 28.5% during the same period in 2009.

Selling, general and administrative expenses increased $24,455 or 7.3% to $359,983 for the 2010 1st Quarter compared to $335,528 for the same period in 2009 primarily attributable to increases in employee related costs, professional services and property taxes of $21,650, $6,114 and $2,396, respectively. These increases were offset primarily by decreases in advertising and utilities of $1,281 and $4,484, respectively. Selling, general and administrative expenses as a percentage of total revenues increased to 85.3% during the 2010 1st Quarter from 71.7% during the same period in 2009.
Depreciation and amortization expense decreased $40,136 or 69.0% to $18,071 for the 2010 1st Quarter compared to $58,207 for the same period in 2009 primarily related to several assets reaching full depreciation.
Interest Expense
Interest expense remained relatively the same for the 2010 1st Quarter compared to the same period in 2009 at $20,188 and $19,440, respectively.
Liquidity and Capital Resources
As of March 31, 2010, we had $8,122 in cash and $2,524,339 in current liabilities, including $120,514 of deferred revenues that will not require settlement in cash.
At March 31, 2010, we had a working capital deficit of $2,479,405, while at December 31, 2009 we had a working capital deficit of $2,378,474. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
As of March 31, 2010, of the $243,556 we owed to our trade creditors $174,422 was past due. We have no formal agreements regarding payment of these amounts. At March 31, 2010, $256,443 payable under a matured lease obligation was outstanding and we had outstanding principal and interest owed on matured notes totaling $988,308. We have not made payment or negotiated an extension of the notes and the lenders have not made any payment demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.
In addition, during the three months ended March 31, 2010 and 2009, we had one customer that comprised approximately 13% and 12%, respectively, of total revenues.
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
Cash flow for the periods ending March 31, 2010 and 2009 consist of the following.

	For the Periods Ended March 31,
	2010	2009
Net cash flows used in operations	$(3,783)	$(3,477)
Net cash flows used in investing activities	—	—
Net cash flows provided by financing activities	—	—
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

Financing Activities
We have a secured promissory note from a shareholder which requires monthly installments of interest only through December 30, 2010 then monthly installments of $3,301 including principal and interest which matures December 30, 2011 and is secured by all of our tangible and intangible assets (see Note 9 — Notes Payable to our financial statements, above). We agreed to issue additional shares of stock to the shareholder in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note. At March 31, 2010, the outstanding principal and interest of the secured promissory note was $297,300.
We have an operating lease for certain equipment which is leased from one of our shareholders whose parent company holds a $297,300 secured promissory note (see Note 9 — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments. In January and November 2006, we agreed to extend the expiration date of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $17,960 and for the purchase of 140,000 common stock shares and a credit of $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January and December 2009, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $3,445 and for the purchase of 140,000 common stock shares and a credit of $773, respectively, on the operating lease. At March 31, 2010 and December 31, 2009 we had recorded $256,443 in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.
Pursuant to the provisions of the convertible promissory notes (see Note 9 — Notes Payable to our financial statements, above), the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands. At March 31, 2010, the outstanding principal and interest of the convertible promissory notes was $988,308.
Recently Issued Accounting Standards
Fair Value Measurements and Disclosures (ASU No. 2010-06)
In January 2010, previously released guidance on fair value measurements and disclosures was amended. The amendment requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The fair value measurements hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (“Level 3”) to unobservable inputs. Fair value measurements primarily based on observable market information are given a “Level 2” priority. A portion of the amendment was effective for us on January 1, 2010 and requires the  _____  disclosure of transfers into and out of Level 1 and Level 2 fair value measurements; the amendment’s requirements related to Level 3 disclosures are effective for us at on January 1, 2011. This guidance affects new disclosures only and will have no impact on our consolidated financial statements.

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
Furthermore, our Chief Executive Officer and Chief Financial Officer are responsible for the design and supervision of our internal controls over financial reporting that are then effected by and through our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These policies and procedures.
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
Item 3. Defaults Upon Senior Securities
We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At March 31, 2010, the aggregate outstanding principal and accrued interest of the convertible promissory notes was $988,308. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands.
Item 5. Other Information
During the three months ended March 31, 2010 all events reportable on Form 8-K were reported.
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
#

10.32	Promissory Note dated January 25, 2000, issued to Fullnet of Tahlequah, Inc.	#

10.33	Promissory Note dated February 7, 2000, issued to David Looper	#

Exhibit
Number	Exhibit

10.34	Promissory Note dated February 29, 2000, issued to Wallace L. Walcher	#

10.35	Promissory Note dated June 2, 2000, issued to Lary Smith	#

10.36	Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C.	#

10.37	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.38	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.39	Form of Convertible Promissory Note dated September 6, 2002	#

10.40	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.41	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.42	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 30, 2003	#

10.43	Form 8-K dated January 30, 2003 reporting the change in certifying accountant	#

10.44	Form 8-K dated September 20, 2005 reporting the change in certifying accountant	#

10.45	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC	#

22.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

#	Incorporated by reference.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: May 17, 2010	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: May 17, 2010	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer