Form 10-Q
period 2010-06-30
FULLNET COMMUNICATIONS INC
filed 2010-08-16
CIK 1092570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 13, 2010, 7,922,721 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

		DECEMBER 31,
	JUNE 30,	2009
	2010	(Derived from
	(Unaudited)	Audited Statements)
ASSETS
CURRENT ASSETS
Cash	$18,154	$11,905
Accounts receivable, net	17,753	15,043
Prepaid expenses and other current assets	7,564	11,705

Total current assets	43,471	38,653

PROPERTY AND EQUIPMENT, net	90,034	120,944

INTANGIBLE ASSETS, net	297	998

OTHER ASSETS	5,250	5,250

TOTAL	$139,052	$165,845

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable, current portion	$516,645	$492,533
Accrued and other current liabilities, current portion	1,455,916	1,317,892
Notes payable, current portion	521,694	510,636
Deferred revenue	137,442	96,066

Total current liabilities	2,631,697	2,417,127

ACCRUED AND OTHER LIABILITIES, less current portion	9,131	—
NOTES PAYABLE, less current portion	286,242	297,300

Total liabilities	2,927,070	2,714,427

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 7,852,464 and 7,355,308 shares in 2010 and 2009, respectively	79	74
Common stock issuable, 70,257 and 567,413 shares in 2010 and 2009, respectively	57,596	57,601
Additional paid-in capital	8,397,784	8,397,733
Accumulated deficit	(11,243,477)	(11,003,990)

Total stockholders’ deficit	(2,788,018)	(2,548,582)

TOTAL	$139,052	$165,845

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
REVENUES
Access service revenues	$75,198	$108,208	$163,666	$229,265
Co-location and other revenues	322,611	354,876	656,139	701,546

Total revenues	397,809	463,084	819,805	930,811

OPERATING COSTS AND EXPENSES
Cost of access service revenues	48,750	49,426	97,683	104,113
Cost of co-location and other revenues	95,513	98,079	188,443	196,863
Selling, general and administrative expenses	338,942	319,090	698,925	654,618
Depreciation and amortization	15,612	57,672	33,683	115,879

Total operating costs and expenses	498,817	524,267	1,018,734	1,071,473

LOSS FROM OPERATIONS	(101,008)	(61,183)	(198,929)	(140,662)

INTEREST EXPENSE	(20,370)	(23,253)	(40,558)	(42,693)

NET LOSS	$(121,378)	$(84,436)	(239,487)	(183,355)

Net loss per share —basic	$(.02)	$(.01)	$(.03)	$(.02)

Net loss per share — assuming dilution	$(.02)	$(.01)	$(.03)	$(.02)

Weighted average shares outstanding — basic	7,922,721	7,425,565	7,922,721	7,425,565

Weighted average shares outstanding — assuming dilution	7,922,721	7,425,565	7,922,721	7,425,565

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
Six Months Ended June 30, 2010

			Common	Additional
	Common stock		Stock	Paid In	Accumulated
	Shares	Amount	Issuable	Capital	Deficit	Total

Balance at January 1, 2010	7,355,308	$74	$57,601	$8,397,733	$(11,003,990)	$(2,548,582)

Common stock issuable at December 31, 2009 issued on January 20, 2010	497,156	5	(5)	—	—	—

Stock compensation expense	—	—	—	51	—	51

Net loss	—	—	—	—	(239,487)	(239,487)

Balance at June 30, 2010	7,852,464	$79	$57,596	$8,397,784	$(11,243,477)	$(2,788,018)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(239,487)	$(183,355)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	33,683	115,879
Stock compensation	51	69
Provision for uncollectible accounts receivable	3,704	(296)
Net (increase) decrease in
Accounts receivable	(6,414)	(933)
Prepaid expenses and other current assets	4,141	(4,928)
Net increase (decrease) in
Accounts payable — trade	24,112	(8,362)
Accrued and other liabilities	147,155	93,256
Deferred revenue	41,376	(11,974)

Net cash provided by (used in) operating activities	8,321	(644)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,072)	(2,104)

Net cash used in investing activities	(2,072)	(2,104)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	—	(500)

Net cash used in financing activities	—	(500)

Net increase (decrease) in cash	6,249	(3,248)
Cash at beginning of period	11,905	11,753

Cash at end of period	$18,154	$8,505

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$8,920	$2,233
Warrant extension granted in settlement of liabilities	—	3,445
See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	UNAUDITED INTERIM FINANCIAL STATEMENTS
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
At June 30, 2010, current liabilities exceed current assets by $2,588,226. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on various loans (see Note 9 Notes Payable). These factors raise substantial doubts about the Company’s ability to continue as a going concern.
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

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Numerator:
Net loss	$(121,378)	$(84,436)	$(239,487)	$(183,355)
Denominator:
Weighted average shares outstanding — basic	7,922,721	7,425,565	7,922,721	7,425,565
Effect of dilutive stock options	—	—	—	—
Effect of dilutive warrants	—	—	—	—

Weighted average shares outstanding — assuming dilution	7,922,721	7,425,565	7,922,721	7,425,565

Net loss per share — basic	$(.02)	$(.01)	$(.03)	$(.02)

Net loss per share — assuming dilution	$(.02)	$(.01)	$(.03)	$(.02)

Basic and diluted loss per share was the same for the three and six months ended June 30, 2010 and 2009 because there was a net loss for each period.
5.	ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	June 30, 2010	December 31, 2009

Accounts receivable	$212,036	$205,622
Less allowance for doubtful accounts	(194,283)	(190,579)

	$17,753	$15,043

6.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30, 2010	December 31, 2009

Computers and equipment	$1,479,799	$1,477,727
Leasehold improvements	966,915	966,915
Software	57,337	57,337
Furniture and fixtures	28,521	28,521

	2,532,572	2,530,500
Less accumulated depreciation	(2,442,538)	(2,409,556)

	$90,034	$120,944

Depreciation expense for the three months ended June 30, 2010 and 2009 was $15,301 and $54,884, respectively. Depreciation expense for the six months ended June 30, 2010 and 2009 was $32,982 and $109,886, respectively.
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
Amortization expense for the three months ended June 30, 2010 and 2009 relating to intangible assets was $311 and $2,788, respectively. Amortization expense for the six months ended June 30, 2009 and 2008 relating to intangible assets was $701 and $5,993, respectively.
8.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following:

	June 30, 2010	December 31, 2009

Accrued interest	$493,583	$463,676
Accrued deferred compensation	776,466	700,157
Accrued other liabilities	194,998	154,059

	1,465,047	1,317,892

Less current portion	1,455,916	1,317,892

	$9,131	$—

9.	NOTES PAYABLE
Notes payable consist of the following:

	June 30, 2010	December 31, 2009
Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and are matured at June 30, 2010 (convertible into approximately 1,003,659 shares at June 30, 2010 and December 31, 2009) (2)	$510,636	$510,636

Secured promissory note from a shareholder; interest at 6%, requires monthly installments of interest only for the first year then monthly installments of $3,301 including principal and interest; maturing December 30, 2011; secured by all tangible and intangible assets of the Company (1)	297,300	297,300

	807,936	807,936

Less current portion	521,694	510,636

	$286,242	$297,300

(1)	The Company agreed to issue additional shares of stock to the shareholder in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note. At June 30, 2010, the outstanding principal and interest of the secured promissory note was $297,300.

(2)	During 2000 and 2001, the Company issued 11% convertible promissory notes or converted other notes payable or accounts payable to convertible promissory notes in an amount totaling $2,257,624. The terms of the Notes are 36 months with limited prepayment provisions. Each of the Notes may be converted by the holder at any time at $1.00 per common stock share and by the Company upon registration and when the closing price of the Company’s common stock has been at or above $3.00 per share for three consecutive trading days. Additionally, the Notes are accompanied by warrants exercisable for the purchase of the number of shares of Company common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00. These warrants are exercisable at any time during the five years following issuance at an exercise price of $.01 per share. Under the terms of the Notes, the Company was required to register the common stock underlying both the Notes and the detached warrants by filing a registration statement with the Securities and Exchange Commission within 45 days following the Final Expiration Date of the Offering (March 31, 2001). On May 31, 2001, the Company exchanged 2,064,528 shares of its common stock and warrants (exercisable for the purchase of 436,748 shares of common stock at $2.00 per share) for convertible promissory notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. The warrants expired on May 31, 2006. This exchange was accounted for as an induced debt conversion and a debt conversion expense of $370,308 was recorded.
Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At June 30, 2010, the outstanding principal and interest of the convertible promissory notes was $1,004,219.
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
10.	COMMON STOCK OPTIONS AND WARRANTS
The following table summarizes the Company’s employee stock option activity for the three and six months ended June 30, 2010:

	Three Months	Weighted	Six Months	Weighted
	Ended	Average	Ended	Average
	June 30, 2010	Exercise Price	June 30, 2010	Exercise Price
Options outstanding, beginning of the period	2,348,251	$.53	2,368,384	$.50

Options cancelled during the period	(90,000)	2.64	(110,133)	2.70

Options outstanding, end of the period	2,258,251	$.39	2,258,251	$.39

The Company records compensation cost for new and modified awards over the related vesting period of such awards prospectively.
In January 2009, the Company agreed to extend the expiration date on 425,000 of common stock purchase warrants for a lessor in return for a credit of $3,445 on an operating lease.
The following table summarizes the Company’s common stock purchase warrant and non-employee stock option activity for the three and six months ended June 30, 2010:

	Three Months	Weighted	Six Months	Weighted
	Ended	Average	Ended	Average
	June 30, 2010	Exercise Price	June 30, 2010	Exercise Price
Warrants and non-employee stock options outstanding, beginning and end of the period	591,000	$.49	591,000	$.49

11.	RECENTLY ISSUED ACCOUNTING STANDARDS
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
On December 29, 2009 the Company converted $248,578 of accrued interest on an interim loan from a shareholder into 497,156 restricted shares of the Company’s common stock valued at $.50 per share. These shares were issuable at December 31, 2009, were equal to approximately 6.8% of the total number of shares outstanding and were issued on January 20, 2010. During the fourth quarter of 2009 this transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded. In connection with the conversion, the Company also agreed to issue additional shares of stock to the holder of a secured promissory note in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note (see Note 9 — Notes Payable). During the six months ended June 30, 2010, no shares were issued by the Company at less than $.50 per share.
13.	FAIR VALUE OF FINANCIAL INSTRUMENTS
ASC 820-10 requires that an entity disclose the fair value of financial instruments for which it is practicable to estimate the value. The Company considers the carrying value of certain financial instruments on the balance sheets, including cash, accounts receivable, and other assets to be reasonable estimates of fair value. At June 30, 2010 and December 31, 2009, the carrying amount of the Company’s liabilities for corporate borrowings and other obligations was $2,927,070 and $2,714,427, respectively, and the fair value was estimated to be approximately $139,000 and $165,000, respectively. These amounts are based on the present value of estimated future cash outflows which is discounted based on the risk of nonperformance due to the uncertainty of the Company’s ability to continue as a going concern.

14.	CERTAIN RELATIONSHIPS
The Company has an operating lease for certain equipment which is leased from one of its shareholders whose parent company holds a $297,300 secured promissory note (see Note 9 — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company was unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date on of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $17,960 and for the purchase of 140,000 common stock shares and a credit of $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January and December 2009, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $3,445 and for the purchase of 140,000 common stock shares and a credit of $773, respectively, on the operating lease. At June 30, 2010 and December 31, 2009 the Company had recorded $256,443 in unpaid lease payments. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however the Company is in discussions with the lessor to restructure this liability.
15.	CONCENTRATIONS
During the six months ended June 30, 2010 and 2009, the Company had one customer that comprised approximately 14% and 12% of total revenues, respectively. During the three months ended June 30, 2010 and 2009, this customer comprised approximately 12% of total revenues.
16.	EMPLOYEE BENEFIT PLANS
The Company offers a SIMPLE IRA plan for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. Under the plan, the Company matches employee contributions to the plan up to 3% of the employee’s salary. The Company made matching contributions of $2,852 and $3,249, respectively, during the quarters ended June 30, 2010 and 2009. The Company made matching contributions of $5,769 and $6,612, respectively, during the six months ended June 30, 2010 and 2009.
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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At June 30, 2010 FullTel provided us with local telephone access in approximately 232 cities.
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
Results of Operations
The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended				Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$75,198	18.9%	$108,208	23.4%	$163,666	20.0%	$229,265	24.6%
Co-location and other revenues	322,611	81.1	354,876	76.6	656,139	80.0	701,546	75.4

Total revenues	397,809	100.0	463,084	100.0	819,805	100.0	930,811	100.0

Cost of access service revenues	48,750	12.3	49,426	10.7	97,683	11.9	104,113	11.2
Cost of co-location and other revenues	95,513	24.0	98,079	21.2	188,443	23.0	196,863	21.2
Selling, general and administrative expenses	338,942	85.2	319,090	68.9	698,925	85.3	654,618	70.3
Depreciation and amortization	15,612	3.9	57,672	12.5	33,683	4.1	115,879	12.5

Total operating costs and expenses	498,817	125.4	524,267	113.3	1,018,734	124.3	1,071,473	115.2

Loss from operations	(101,008)	(25.4)	(61,183)	(13.3)	(198,929)	(24.3)	(140,662)	(15.2)

Interest expense	(20,370)	(5.1)	(23,253)	(5.0)	(40,558)	(4.9)	(42,693)	(4.6)

Net loss	$(121,378)	(30.5)%	$(84,436)	(18.3)%	$(239,487)	(29.2)%	$(183,355)	(19.8)%

Three Months Ended June 30, 2010 (the “2010 2nd Quarter”) Compared to Three Months Ended June 30, 2009 (the “2009 2nd Quarter”)
Revenues
Access service revenues decreased $33,010 or 30.5% to $75,198 for the 2010 2nd Quarter from $108,208 for the same period in 2009 primarily due to a decline in number of our customers.
Co-location and other revenues decreased $32,265 or 9.1% to $322,611 for the 2010 2nd Quarter from $354,876 for the same period in 2009. This decrease was primarily attributable to a decline in usage by our wholesale customers of $44,892 offset by the net addition of new customers and the sale of additional services to existing customers.
Operating Costs and Expenses
Cost of access service revenues remained relatively the same at $48,750 for the 2010 2nd Quarter and $49,426 for the same period in 2009. Cost of access service revenues as a percentage of access service revenues increased to 64.8% during the 2010 2nd Quarter, compared to 45.7% during the same period in 2009.

Cost of co-location and other revenues decreased $2,566 or 2.6% to $95,513 for the 2010 2nd Quarter from $98,079 for the same period in 2009 primarily related to reductions in recurring rental costs and equipment maintenance costs. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 29.6% during the 2010 2nd Quarter, compared to 27.6% during the same period in 2009.
Selling, general and administrative expenses increased $19,852 or 6.2% to $338,942 for the 2010 2nd Quarter compared to $319,090 for the same period in 2009 primarily attributable to increases in employee related costs, rent and bad debt expense of $8,372, $18,071 and $3,423, respectively. These increases were offset primarily by decreases in professional services and utilities of $6,932 and $4,050, respectively. Selling, general and administrative expenses as a percentage of total revenues increased to 85.2% during the 2010 2nd Quarter from 68.9% during the 2009 2nd Quarter.
Depreciation and amortization expense decreased $42,060 or 72.9% to $15,612 for the 2010 2nd Quarter compared to $57,672 for the 2009 2nd Quarter primarily related to several assets reaching full depreciation.
Interest Expense
Interest expense decreased $2,883 or 12.4% to $20,370 for the 2010 2nd Quarter compared to $23,253 for the same period in 2009 primarily due to a lower interest rate resulting from the conversion of an interim loan to a secured promissory note in December 2009.
Six Months Ended June 30, 2010 (the “2010 Period”) Compared to Six Months Ended June 30, 2009 (the “2009 Period”)
Revenues
Access service revenues decreased $65,599 or 28.6% to $163,666 for the 2010 Period from $229,265 for 2009 Period primarily due to a decline in our number of customers.
Co-location and other revenues decreased $45,407 or 6.5% to $656,139 for the 2010 Period from $701,546 for the 2009 Period. This decrease was primarily attributable to a decline in usage by our wholesale customers of $79,434 offset by the net addition of new customers and the sale of additional services to existing customers.
Operating Costs and Expenses
Cost of access service revenues decreased $6,430 or 6.2% to $97,683 for the 2010 Period from $104,113 for the 2009 Period. This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 59.7% during the 2010 Period, compared to 45.4% during the 2009 Period.
Cost of co-location and other revenues decreased $8,420 or 4.3% to $188,443 for the 2010 Period from $196,863 for the 2009 Period primarily attributable to reductions in recurring rental costs and equipment maintenance costs. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 28.7% during the 2010 Period, compared to 28.1% during the 2009 Period.
Selling, general and administrative expenses increased $44,307 or 6.8% to $698,925 for the 2010 Period compared to $654,618 for the 2009 Period primarily attributable to increases in employee related costs, rent and property tax of $30,022, $18,282 and $3,511, respectively. These increases were offset by a decrease in utilities of $8,535. Selling, general and administrative expenses as a percentage of total revenues increased to 85.3% during the 2010 Period from 70.3% during the 2009 Period.

Depreciation and amortization expense decreased $82,196 or 70.9% to $33,683 for the 2010 Period compared to $115,879 for the 2009 Period primarily related to several assets reaching full depreciation.
Interest Expense
Interest expense decreased $2,135 or 5.0% to $40,558 for the 2010 Period compared to $42,693 for the 2009 Period primarily due to a lower interest rate resulting from the conversion of an interim loan to a secured promissory note in December 2009.
Liquidity and Capital Resources
As of June 30, 2010, we had $18,154 in cash and $2,631,697 in current liabilities, including $137,442 of deferred revenues that will not require settlement in cash.
At June 30, 2010, we had a working capital deficit of $2,588,226, while at December 31, 2009 we had a working capital deficit of $2,378,474. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.
As of June 30, 2010, of the $260,202 we owed to our trade creditors $169,062 was past due. We have no formal agreements regarding payment of these amounts. At June 30, 2010, $256,443 payable under a matured lease obligation was outstanding and we had outstanding principal and interest owed on matured notes totaling $1,004,219. We have not made payment or negotiated an extension of the notes and the lenders have not made any payment demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.
In addition, during the six months ended June 30, 2010 and 2009, the Company had one customer that comprised approximately 14% and 12%, respectively, of total revenues. During each of the 2nd Quarter 2010 and 2009, this customer comprised approximately 12% of total revenues.
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

Cash flow for the six-month periods ending June 30, 2010 and 2009 consist of the following.

	For the Six-Month Periods Ended
	June 30,
	2010	2009
Net cash flows provided by (used in) operations	$8,321	$(644)
Net cash flows used in investing activities	(2,072)	(2,104)
Net cash flows provided by financing activities	—	(500)
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
Financing Activities
We have a secured promissory note from a shareholder which requires monthly installments of interest only through December 30, 2010 then monthly installments of $3,301 including principal and interest which matures December 30, 2011 and is secured by all of our tangible and intangible assets (see Note 9 — Notes Payable to our financial statements, above). We agreed to issue additional shares of stock to the shareholder in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note. At June 30, 2010, the outstanding principal and interest of the secured promissory note was $297,300.

We have an operating lease for certain equipment which is leased from one of our shareholders whose parent company holds a $297,300 secured promissory note (see Note 9 — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We were unable to make the month-to-month payments. In January and November 2006, we agreed to extend the expiration date of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $17,960 and for the purchase of 140,000 common stock shares and a credit of $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January and December 2009, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $3,445 and for the purchase of 140,000 common stock shares and a credit of $773, respectively, on the operating lease. At June 30, 2010 and December 31, 2009 we had recorded $256,443 in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.
Pursuant to the provisions of the convertible promissory notes (see Note 9 — Notes Payable to our financial statements, above), the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands. At June 30, 2010, the outstanding principal and interest of the convertible promissory notes was $1,004,219.
Recently Issued Accounting Standards
Fair Value Measurements and Disclosures (ASU No. 2010-06)
In January 2010, previously released guidance on fair value measurements and disclosures was amended. The amendment requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The fair value measurements hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (“Level 3”) to unobservable inputs. Fair value measurements primarily based on observable market information are given a “Level 2” priority. A portion of the amendment was effective for us on January 1, 2010 and requires the disclosure of transfers into and out of Level 1 and Level 2 fair value measurements; the amendment’s requirements related to Level 3 disclosures are effective for us at on January 1, 2011. This guidance affects new disclosures only and will have no impact on our consolidated financial statements.

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
We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At June 30, 2010, the aggregate outstanding principal and accrued interest of the convertible promissory notes was $1,004,219. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands.

Item 5.	Other Information
During the three months ended June 30, 2010 all events reportable on Form 8-K were reported.

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
#

Exhibit
Number	Exhibit

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: August 16, 2010	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: August 16, 2010	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer