Form 10-Q
period 2010-09-30
FULLNET COMMUNICATIONS INC
filed 2010-11-15
CIK 1092570

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

As of November 12, 2010, 7,922,721 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

Item 1.	Financial Statements

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

		DECEMBER 31,
	SEPTEMBER 30,	2009
	2010	(Derived from
	(Unaudited)	Audited Statements)
ASSETS
CURRENT ASSETS
Cash	$8,539	$11,905
Accounts receivable, net	29,335	15,043
Prepaid expenses and other current assets	10,135	11,705

Total current assets	48,009	38,653

PROPERTY AND EQUIPMENT, net	92,758	120,944

INTANGIBLE ASSETS, net	67	998

OTHER ASSETS	5,250	5,250

TOTAL	$146,084	$165,845

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable, current portion	$559,042	$492,533
Accrued and other current liabilities, current portion	1,522,876	1,317,892
Notes payable, current portion	527,349	510,636
Deferred revenue	122,546	96,066

Total current liabilities	2,731,813	2,417,127

ACCRUED AND OTHER LIABILITIES, less current portion	13,698	—
NOTES PAYABLE, less current portion	280,587	297,300

Total liabilities	3,026,098	2,714,427

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 7,852,464 and 7,355,308 shares in 2010 and 2009, respectively	79	74
Common stock issuable, 70,257 and 567,413 shares in 2010 and 2009, respectively	57,596	57,601
Additional paid-in capital	8,397,796	8,397,733
Accumulated deficit	(11,335,485)	(11,003,990)

Total stockholders’ deficit	(2,880,014)	(2,548,582)

TOTAL	$146,084	$165,845

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
REVENUES
Access service revenues	$60,131	$99,640	$223,797	$328,905
Co-location and other revenues	377,553	344,138	1,033,692	1,045,684

Total revenues	437,684	443,778	1,257,489	1,374,589

OPERATING COSTS AND EXPENSES
Cost of access service revenues	44,786	48,013	142,469	152,126
Cost of co-location and other revenues	111,269	99,376	299,712	296,239
Selling, general and administrative expenses	338,118	321,334	1,037,043	975,952
Depreciation and amortization	14,952	52,835	48,635	168,714

Total operating costs and expenses	509,125	521,558	1,527,859	1,593,031

LOSS FROM OPERATIONS	(71,441)	(77,780)	(270,370)	(218,442)

INTEREST EXPENSE	(20,567)	(23,672)	(61,125)	(66,365)

NET LOSS	$(92,008)	$(101,452)	(331,495)	(284,807)

Net loss per share —basic	$(.01)	$(.01)	$(.04)	$(.04)
Net loss per share — assuming dilution	$(.01)	$(.01)	$(.04)	$(.04)

Weighted average shares outstanding — basic	7,922,721	7,425,565	7,922,721	7,425,565
Weighted average shares outstanding — assuming dilution	7,922,721	7,425,565	7,922,721	7,425,565

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Nine Months Ended September 30, 2010

			Common	Additional
	Common stock		Stock	Paid In	Accumulated
	Shares	Amount	Issuable	Capital	Deficit	Total

Balance at January 1, 2010	7,355,308	$74	$57,601	$8,397,733	$(11,003,990)	$(2,548,582)

Common stock issuable at December 31, 2009 issued on January 20, 2010	497,156	5	(5)	—	—	—

Stock compensation expense	—	—	—	63	—	63

Net loss	—	—	—	—	(331,495)	(331,495)

Balance at September 30, 2010	7,852,464	$79	$57,596	$8,397,796	$(11,335,485)	$(2,880,014)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(331,495)	$(284,807)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	48,635	168,714
Stock compensation	63	69
Provision for uncollectible accounts receivable	5,052	2,703
Net (increase) decrease in
Accounts receivable	(19,344)	(8,867)
Prepaid expenses and other current assets	1,570	(997)
Net increase (decrease) in
Accounts payable — trade	66,509	(7,843)
Accrued and other liabilities	218,682	150,389
Deferred revenue	26,480	(14,689)

Net cash provided by (used in) operating activities	16,152	4,672

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(19,518)	(4,125)

Net cash used in investing activities	(19,518)	(4,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	—	(100)

Net cash used in financing activities	—	(100)

Net increase (decrease) in cash	(3,366)	447
Cash at beginning of period	11,905	11,753
Cash at end of period	$8,539	$12,200

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$15,112	$3,566
Warrant extension granted in settlement of liabilities	—	3,445

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

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

At September 30, 2010, current liabilities exceed current assets by $2,683,804. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on various loans (see Note 9 Notes Payable). These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Numerator:
Net loss	$(92,008)	$(101,452)	$(331,495)	$(284,807)
Denominator:
Weighted average shares outstanding — basic	7,922,721	7,425,565	7,922,721	7,425,565
Effect of dilutive stock options	—	—	—	—
Effect of dilutive warrants	—	—	—	—
Weighted average shares outstanding — assuming dilution	7,922,721	7,425,565	7,922,721	7,425,565

Net loss per share — basic	$(.01)	$(.01)	$(.04)	$(.04)
Net loss per share — assuming dilution	$(.01)	$(.01)	$(.04)	$(.04)

Basic and diluted loss per share was the same for the three and nine months ended September 30, 2010 and 2009 because there was a net loss for each period.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2010	December 31, 2009

Accounts receivable	$224,966	$205,622
Less allowance for doubtful accounts	(195,631)	(190,579)

	$29,335	$15,043

6.	PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

	September 30, 2010	December 31, 2009

Computers and equipment	$1,497,244	$1,477,727
Leasehold improvements	966,915	966,915
Software	57,337	57,337
Furniture and fixtures	28,521	28,521
	2,550,017	2,530,500
Less accumulated depreciation	(2,457,259)	(2,409,556)
	$92,758	$120,944

Depreciation expense for the three months ended September 30, 2010 and 2009 was $14,721 and $51,504, respectively. Depreciation expense for the nine months ended September 30, 2010 and 2009 was $47,704 and $161,390, respectively.

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

Amortization expense for the three months ended September 30, 2010 and 2009 relating to intangible assets was $231 and $1,331, respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 relating to intangible assets was $931 and $7,324, respectively.

8.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	September 30, 2010	December 31, 2009

Accrued interest	$507,957	$463,676
Accrued deferred compensation	819,923	700,157
Accrued other liabilities	208,694	154,059
	1,536,574	1,317,892
Less current portion	1,522,876	1,317,892
	$13,698	$—

9.	NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2010	December 31, 2009
Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and are matured at September 30, 2010 (convertible into approximately 1,003,659 shares at September 30, 2010 and December 31, 2009) (2)	$510,636	$510,636

Secured promissory note from a shareholder; interest at 6%, requires monthly installments of interest only for the first year then monthly installments of $3,301 including principal and interest; maturing December 30, 2011; secured by all tangible and intangible assets of the Company (1)	297,300	297,300
	807,936	807,936

Less current portion	527,349	510,636

	$280,587	$297,300

(1)
The Company agreed to issue additional shares of stock to the shareholder in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note. At September 30, 2010, the outstanding principal and interest of the secured promissory note was $297,300.

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

Pursuant to the provisions of the convertible promissory notes, the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price are recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the convertible promissory notes. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. At September 30, 2010, the outstanding principal and interest of the convertible promissory notes was $1,018,593.

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

10.	COMMON STOCK OPTIONS AND WARRANTS

The following table summarizes the Company’s employee stock option activity for the three and nine months ended September 30, 2010:

	Three Months		Nine Months
	Ended	Weighted	Ended	Weighted
	September 30,	Average	September 30,	Average
	2010	Exercise Price	2010	Exercise Price
Options outstanding, beginning of the period	2,258,251	$.39	2,368,384	$.50

Options cancelled during the period	(69,000)	1.60	(179,133)	2.28

Options outstanding, end of the period	2,189,251	$.36	2,189,251	$.36

The Company records compensation cost for new and modified awards over the related vesting period of such awards prospectively.

In January 2009, the Company agreed to extend the expiration date on 425,000 of common stock purchase warrants for a lessor in return for a credit of $3,445 on an operating lease.

The following table summarizes the Company’s common stock purchase warrant and non-employee stock option activity for the three and nine months ended September 30, 2010:

	Three Months	Weighted	Nine Months	Weighted
	Ended	Average	Ended	Average
	September 30,	Exercise	September 30,	Exercise
	2010	Price	2010	Price
Warrants and non-employee stock options outstanding, beginning and end of the period	591,000	$.49	591,000	$.49

11.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

On December 29, 2009 the Company converted $248,578 of accrued interest on an interim loan from a shareholder into 497,156 restricted shares of the Company’s common stock valued at $.50 per share. These shares were issuable at December 31, 2009, were equal to approximately 6.8% of the total number of shares outstanding and were issued on January 20, 2010. During the fourth quarter of 2009 this transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded. In connection with the conversion, the Company also agreed to issue additional shares of stock to the holder of a secured promissory note in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note (see Note 9 — Notes Payable). During the nine months ended September 30, 2010, no shares were issued by the Company at less than $.50 per share.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10 requires that an entity disclose the fair value of financial instruments for which it is practicable to estimate the value. The Company considers the carrying value of certain financial instruments on the balance sheets, including cash, accounts receivable, and other assets to be reasonable estimates of fair value. At September 30, 2010 and December 31, 2009, the carrying amount of the Company’s liabilities for corporate borrowings and other obligations was $3,026,098 and $2,714,427, respectively, and the fair value was estimated to be approximately $146,000 and $165,000, respectively. These amounts are based on the present value of estimated future cash outflows which is discounted based on the risk of nonperformance due to the uncertainty of the Company’s ability to continue as a going concern.

14.	CERTAIN RELATIONSHIPS

The Company has an operating lease for certain equipment which is leased from one of its shareholders whose parent company holds a $297,300 secured promissory note (see Note 9 — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company was unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date on of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $17,960 and for the purchase of 140,000 common stock shares and a credit of $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January and December 2009, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $3,445 and for the purchase of 140,000 common stock shares and a credit of $773, respectively, on the operating lease. At September 30, 2010 and December 31, 2009 the Company had recorded $256,443 in unpaid lease payments. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however the Company is in discussions with the lessor to restructure this liability.

15.	CONCENTRATIONS

During the nine months ended September 30, 2010 and 2009, the Company had one customer that comprised approximately 14% and 12%, respectively, of total revenues. During the three months ended September 30, 2010 and 2009, this customer comprised approximately 13% and 14%, respectively, of total revenues.

16.	EMPLOYEE BENEFIT PLANS

The Company offers a SIMPLE IRA plan for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. Under the plan, the Company matches employee contributions to the plan up to 3% of the employee’s salary. The Company made matching contributions of $2,841 and $3,476, respectively, during the quarters ended September 30, 2010 and 2009. The Company made matching contributions of $8,611 and $10,088, respectively, during the nine months ended September 30, 2010 and 2009.

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

During February 2009, the Enforcement Bureau of the Federal Communications Commission issued an Omnibus Notice of Apparent Liability for Forfeiture (“NAL”) to the Company in the amount of $20,000 for failure to timely file a certification report concerning so-called Customer Proprietary Network Information (“CPNI”). There were approximately 690 other telecommunications companies included in the NAL. Each company has the opportunity to submit further evidence and arguments in response to the NAL to show that no forfeiture should be imposed or that some lesser amount should be assessed. The Company filed a formal response to the NAL pursuant to which a waiver of the Forfeiture was requested. In October 2010 the FCC agreed to settle this issue for $700.  The Company recorded an accrual for this NAL at September 30, 2010.

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At September 30, 2010 FullTel provided us with local telephone access in approximately 232 cities.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended				Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$60,131	13.7%	$99,640	22.45%	$223,797	17.8%	$328,905	23.9%
Co-location and other revenues	377,553	86.3	344,138	77.5	1,033,692	82.2	1,045,684	76.1
Total revenues	4.37,684	100.0	443,778	100.0	1,257,489	100.0	1,374,589	100.0

Cost of access service revenues	44,786	10.2	48,013	10.8	142,469	11.3	152,126	11.1
Cost of co-location and other revenues	111,269	25.4	99,376	22.4	299,712	23.8	296,239	21.5
Selling, general and administrative expenses	338,118	77.3	321,334	72.4	1,037,043	82.5	975,952	71.0
Depreciation and amortization	14,952	3.4	52,835	11.9	48,635	3.9	168,714	12.3
Total operating costs and expenses	509,125	116.3	521,558	117.5	1,527,859	121.5	1,593,031	115.9

Loss from operations	(71,441)	(16.3)	(77,780)	(17.5)	(270,370)	(21.5)	(218,442)	(15.9)

Interest expense	(20,567)	(4.7)	(23,672)	(5.3)	(61,125)	(4.9)	(66,365)	(4.8)

Net loss	$(92,008)	(21.0)%	$(101,452)	(22.8)%	$(331,495)	(26.4)%	$(284,807)	(20.7)%

Three Months Ended September 30, 2010 (the “2010 3rd Quarter”) Compared to Three Months Ended September 30, 2009 (the “2009 3rd Quarter”)

Revenues

Access service revenues decreased $39,509 or 39.7% to $60,131 for the 2010 3rd Quarter from $99,640 for the same period in 2009 primarily due to a decline in number of our customers.

Co-location and other revenues increased $33,415 or 9.7% to $377,553 for the 2010 3rd Quarter from $344,138 for the same period in 2009. This increase was primarily attributable to non-recurring revenues of $36,719 and the net addition of new customers and the sale of additional services to existing customers of $12,278 offset by a decline in usage by our wholesale customers of $15,582.

Operating Costs and Expenses

Cost of access service revenues decreased $3,227 or 6.7% to $44,786 for the 2010 3rd Quarter from $48,013 for the same period in 2009.  This decrease was primarily due to reductions in recurring costs associated with our network.  Cost of access service revenues as a percentage of access service revenues increased to 74.5% during the 2010 3rd Quarter, compared to 48.2% during the same period in 2009.

Cost of co-location and other revenues increased $11,893 or 12.0% to $111,269 for the 2010 3rd Quarter from $99,376 for the same period in 2009 primarily due to non-recurring costs of $14,011 offset by reductions in recurring rental costs and equipment maintenance costs. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 29.5% during the 2010 3rd Quarter, compared to 28.9% during the same period in 2009.

Selling, general and administrative expenses increased $16,784 or 5.2% to $338,118 for the 2010 3rd Quarter compared to $321,334 for the same period in 2009 primarily attributable to increases in employee related costs and rent of $16,142 and $12,985, respectively. These increases were offset primarily by decreases in professional services and utilities of $7,018 and $4,756, respectively. Selling, general and administrative expenses as a percentage of total revenues increased to 77.3% during the 2010 3rd Quarter from 72.4% during the same period in 2009.

Depreciation and amortization expense decreased $37,883 or 71.7% to $14,952 for the 2010 3rd Quarter compared to $52,835 for the same period in 2009 primarily related to several assets reaching full depreciation.

Interest Expense

Interest expense decreased $3,105 or 13.1% to $20,567 for the 2010 3rd Quarter compared to $23,672 for the same period in 2009 primarily due to a lower interest rate resulting from the conversion of an interim loan to a secured promissory note in December 2009.

Nine Months Ended September 30, 2010 (the “2010 Period”) Compared to Nine Months Ended September 30, 2009 (the “2009 Period”)

Revenues

Access service revenues decreased $105,108 or 32.0% to $223,797 for the 2010 Period from $328,905 for 2009 Period primarily due to a decline in our number of customers.

Co-location and other revenues decreased $11,992 or 1.1% to $1,033,692 for the 2010 Period from $1,045,684 for the 2009 Period. This decrease was primarily attributable to a decline in usage by our wholesale customers of $95,016 offset by non-recurring revenues of $43,649 and the net addition of new customers and the sale of additional services to existing customers of $39,375.

Operating Costs and Expenses

Cost of access service revenues decreased $9,657 or 6.3% to $142,469 for the 2010 Period from $152,126 for the 2009 Period. This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 63.7% during the 2010 Period, compared to 46.3% during the 2009 Period.

Cost of co-location and other revenues increased $3,473 or 1.2% to $299,712 for the 2010 Period from $296,239 for the 2009 Period primarily attributable to non-recurring costs of $14,011 which were offset by reductions in recurring rental costs and equipment maintenance costs. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 29.0% during the 2010 Period, compared to 28.3% during the 2009 Period.

Selling, general and administrative expenses increased $61,091 or 6.3% to $1,037,043 for the 2010 Period compared to $975,952 for the 2009 Period primarily attributable to increases in employee related costs, rent and property tax of $46,164, $31,267 and $4,377, respectively.  These increases were offset by decreases in utilities and professional fees of $13,291 and $7,836, respectively.  Selling, general and administrative expenses as a percentage of total revenues increased to 82.5% during the 2010 Period from 71.0% during the 2009 Period.

Depreciation and amortization expense decreased $120,079 or 71.2% to $48,635 for the 2010 Period compared to $168,714 for the 2009 Period primarily related to several assets reaching full depreciation.

Interest Expense

Interest expense decreased $5,240 or 7.9% to $61,125 for the 2010 Period compared to $66,365 for the 2009 Period primarily due to a lower interest rate resulting from the conversion of an interim loan to a secured promissory note in December 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had $8,539 in cash and $2,731,813 in current liabilities, including $122,546 of deferred revenues that will not require settlement in cash.

At September 30, 2010, we had a working capital deficit of $2,683,804, while at December 31, 2009 we had a working capital deficit of $2,378,474. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of September 30, 2010, of the $302,599 we owed to our trade creditors $214,425 was past due. We have no formal agreements regarding payment of these amounts. At September 30, 2010, $256,443 payable under a matured lease obligation was outstanding and we had outstanding principal and interest owed on matured notes totaling $1,018,593. We have not made payment or negotiated an extension of the notes and the lenders have not made any payment demands. We are currently developing a plan to satisfy these notes on terms acceptable to the note holders.

In addition, during the nine months ended September 30, 2010 and 2009, the Company had one customer that comprised approximately 14% and 12%, respectively, of total revenues. During each of the 3rd Quarter 2010 and 2009, this customer comprised approximately 13% and 14%, respectively, of total revenues.

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

During February 2009, the Enforcement Bureau of the Federal Communications Commission issued an Omnibus Notice of Apparent Liability for Forfeiture (“NAL”) to us in the amount of $20,000 for failure to timely file a certification report concerning so-called Customer Proprietary Network Information (“CPNI”). There were approximately 690 other telecommunications companies included in the NAL. Each company has the opportunity to submit further evidence and arguments in response to the NAL to show that no forfeiture should be imposed or that some lesser amount should be assessed. We filed a formal response to the NAL pursuant to which a waiver of the Forfeiture was requested. In October 2010 the FCC agreed to settle this issue for $700.  We recorded an accrual for this NAL at September 30,2010.

Cash flow for the nine-month periods ending September 30, 2010 and 2009 consist of the following:

	For the Nine-Month Periods Ended
	September 30,
	2010	2009
Net cash flows provided by operations	$16,152	$4,672
Net cash flows used in investing activities	(19,518)	(4,125)
Net cash flows used in financing activities	—	(100)

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

Financing Activities

We have a secured promissory note from a shareholder which requires monthly installments of interest only through December 30, 2010 then monthly installments of $3,301 including principal and interest which matures December 30, 2011 and is secured by all of our tangible and intangible assets (see Note 9 — Notes Payable to our financial statements, above). We agreed to issue additional shares of stock to the shareholder in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note. At September 30, 2010, the outstanding principal and interest of the secured promissory note was $297,300.

We have an operating lease for certain equipment which is leased from one of our shareholders whose parent company holds a $297,300 secured promissory note (see Note 9 — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We were unable to make the month-to-month payments. In January and November 2006, we agreed to extend the expiration date of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $17,960 and for the purchase of 140,000 common stock shares and a credit of $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January and December 2009, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $3,445 and for the purchase of 140,000 common stock shares and a credit of $773, respectively, on the operating lease. At September 30, 2010 and December 31, 2009 we had recorded $256,443 in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.

Pursuant to the provisions of the convertible promissory notes (see Note 9 — Notes Payable to our financial statements, above), the conversion price was reduced from $1.00 per share on January 15, 2001 to $.49 per share on December 31, 2003 for failure to register under the Securities Act of 1933, as amended, the common stock underlying the convertible promissory notes and underlying warrants on February 15, 2001. Reductions in conversion price were recognized at the date of reduction by an increase to additional paid-in capital and an increase in the discount on the notes payable. Furthermore, the interest rate was increased to 12.5% per annum from 11% per annum because the registration statement was not filed before March 1, 2001. In November and December 2003 and March 2004, $455,000, $50,000 and $5,636, respectively, of these convertible promissory notes matured. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands. At September 30, 2010, the outstanding principal and interest of the convertible promissory notes was $1,018,593.

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

During February 2009, the Enforcement Bureau of the Federal Communications Commission issued an Omnibus Notice of Apparent Liability for Forfeiture (“NAL”) to us in the amount of $20,000 for failure to timely file a certification report concerning so-called Customer Proprietary Network Information (“CPNI”). There were approximately 690 other telecommunications companies included in the NAL. Each company has the opportunity to submit further evidence and arguments in response to the NAL to show that no forfeiture should be imposed or that some lesser amount should be assessed. We filed a formal response to the NAL pursuant to which a waiver of the Forfeiture was requested. In October 2010 the FCC agreed to settle this issue for $700.  We recorded an accrual for this NAL at September 30, 2010.

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

We are in default on convertible promissory notes that matured in November 2003, December 2003 and March 2004. These notes bear interest at 12.5% per annum and are convertible into approximately 1,003,659 shares of our common stock. We were unable to pay these notes at maturity and are currently developing a plan to satisfy these notes on terms acceptable to the note holders. At September 30, 2010, the aggregate outstanding principal and accrued interest of the convertible promissory notes was $1,018,593. We have not made payment or negotiated an extension of these notes, and the lenders have not made any demands.

Item 5.	Other Information

During the three months ended September 30, 2010 all events reportable on Form 8-K were reported.

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
#
10.32	Promissory Note dated January 25, 2000, issued to Fullnet of Tahlequah, Inc.	#

10.33	Promissory Note dated February 7, 2000, issued to David Looper	#

Exhibit
Number	Exhibit
10.34	Promissory Note dated February 29, 2000, issued to Wallace L. Walcher	#

10.35	Promissory Note dated June 2, 2000, issued to Lary Smith	#

10.36	Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C.	#

10.37	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.38	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.39	Form of Convertible Promissory Note dated September 6, 2002	#

10.40	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.41	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.42	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 30, 2003	#

10.43	Form 8-K dated January 30, 2003 reporting the change in certifying accountant	#

10.44	Form 8-K dated September 20, 2005 reporting the change in certifying accountant	#

10.45	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC	#

10.46	Form 8-K dated October 7, 2010 reporting the change in certifying accountant	#

22.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

#	Incorporated by reference.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: November 15, 2010	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: November 15, 2010	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer