Form 10-K
period 2010-12-31
FULLNET COMMUNICATIONS INC
filed 2011-03-31
CIK 1092570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

     The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of the Common Stock, as of the last business day (June 30, 2010) of registrant’s completed second quarter was $56,141.

As of March 26, 2011, 7,852,464 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FULLNET COMMUNICATIONS, INC.
FORM 10-K

For the Fiscal Year Ended December 31, 2010

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

Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will prove to be correct. Our actual results could be materially different from our expectations, including the following:

—	We may fail to prevail against AT&T on various disputed billings that total approximately $7,970,000;

—	We may lose subscribers or fail to grow our subscriber base;

—	We may not successfully integrate new subscribers or assets obtained through acquisitions, if any;

—	We may fail to compete with existing and new competitors;

—	We may not adequately respond to technological developments impacting the Internet;

—	We may experience a major system failure;

—	We may not be able to find needed capital resources.

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma.  FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services.  At December 31, 2010 FullTel provided us with local telephone access in approximately 232 cities.

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

Generate Internal Sales Growth

We intend to expand our customer base by increasing our marketing efforts. At December 31, 2010, our direct sales force consisted of one individual in our Oklahoma City office coordinating all our business-to-business solutions sales. We currently have independent re-sellers responsible for their individual markets. Our sales force is supported in its efforts by technical engineers and our senior management. In addition, we are exploring other strategies to increase our sales, including other marketing partners such as electric cooperatives. We currently have one of the 20 local Oklahoma electric cooperatives as a marketing partner.

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

Internet Access Services

We provide Internet access services to individual and small business subscribers located in Oklahoma on both a retail and wholesale basis. Through FullNet, we provide our customers with a variety of dial-up and dedicated connectivity, as well as direct access to a wide range of Internet applications and resources, including electronic mail. FullNet’s full range of services includes:

o Private label retail and business direct dial-up connectivity to the Internet and

o Secure private networks through our backbone network

Our branded and private label Internet access services are provided through a statewide network with points-of-presence in 232 communities throughout Oklahoma. Points-of-presence are local telephone numbers through which subscribers can access the Internet. Our business services consist of high-speed Internet access services and other services that enable wholesale customers to outsource their Internet and electronic commerce activities. We had approximately 800 and 1,200 subscribers at December 31, 2010 and 2009, respectively. Additionally, FullNet sells Internet access to other Internet service providers, who then resell Internet access to their own customers under their private label or under the “FullNet” brand name.

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

The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in Oklahoma within the AT&T service area. At December 31, 2010, FullTel provided us with local telephone access in approximately 232 cities. However, our ability to fully take advantage of these opportunities will be dependent upon the availability of additional capital.

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

Employees

As of December 31, 2010, we had 13 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.

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

Necessity of Successfully Overcoming Numerous Financial and Operational Challenges in Order to Continue as a Going Concern.  At December 31, 2010, our current liabilities exceeded our current assets by $1,614,442, our total liabilities exceeded our total assets by $1,818,202, and we had an accumulated deficit of $10,216,110.  In addition, as set forth below, we face a number of operational challenges which we must successfully meet.  Our ability to continue as a going concern is dependent upon our continued operations that in turn are dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, to achieve the objectives of our business plan and to succeed in our future operations. Our business plan includes, among other things, expansion of our Internet access services through mergers and acquisitions and the development of our web hosting, co-location and traditional telephone services. Execution of our business plan will require significant capital to fund capital expenditures, working capital needs and debt service. Current cash balances will not be sufficient to fund our current business plan beyond the next few months. As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity.  There can be no assurance that we will be able to obtain additional capital on satisfactory terms, or at all, or on terms that will not dilute our shareholders’ interests.

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
2010 –Calendar Quarter Ended:
March 31	$.02	$.01
June 30.01		.01
September 30.01		.01
December 31.03		.01
2009 –Calendar Quarter Ended:
March 31	$.02	$.01
June 30.01		.01
September 30.01		.01
December 31.03		.01

Number of stockholders

The number of beneficial holders of record of our common stock as of the close of business on March 26, 2011 was approximately 109.

Dividend Policy

To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2010, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans that have been approved by our shareholders. All of our outstanding stock option grants and warrants were pursuant to individual compensation arrangements and exercisable for the purchase of our common stock shares.

Number of
Securities
		Weighted-	Remaining
	Number of	Average	Available for
	Shares	Exercise Price	Future
	Underlying	of	Issuance under
	Unexercised	Outstanding	Equity
	Options	Options and	Compensation
Plan Category	and Warrants	Warrants	Plans
Equity compensation plans approved by our shareholders:
None	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors	—	$—	—
Stock options granted to employees	1,804,584	$.22	—
Warrants and certain stock options issued to non-employees	326,000	$.47	—

Total	2,130,584	$.26	—

Recent Sales of Unregistered Securities

On December 29, 2009 we converted $248,578 of accrued interest on an interim loan from a shareholder into 497,156 restricted shares of our common stock valued at $.50 per share.  These shares were issuable at December 31, 2009 and were equal to approximately 6.8% of the total number of shares outstanding.  This transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded.  In connection with the conversion, we also agreed to issue additional shares of stock to the holder of a secured promissory note in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note (see Note D — Notes Payable of the financial statements appearing elsewhere in this report).

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the years ended December 31, 2010 and 2009:

	For the Years Ended December 31,
	2010		2009
		Percentage		Percentage
	Amount	of revenues	Amount	of revenues
Revenues:
Access service revenues	$287,773	17.0%	$413,689	22.9%
Co-location and other revenues	1,400,172	83.0	1,390,669	77.1

Total revenues	1,687,945	100.0	1,804,358	100.0

Operating costs and expenses:
Cost of access service revenues	183,435	10.9	196,494	10.9
Cost of co-location and other revenues	389,576	23.1	393,593	21.8
Selling, general and administrative expenses	1,381,572	81.8	1,321,857	73.3
Depreciation and amortization	62,317	3.7	217,842	12.1
Total operating costs and expenses	2,016,900	119.5	2,129,786	118.0

Loss from operations	(328,955)	(19.5)	(325,428)	(18.0)

Other income	1,198,510	71.0	-	-
Gain on debt forgiveness	-	-	235,663	13.1
Interest expense	(81,675)	(4.8)	(89,888)	(5.0)

Income (loss) before income taxes	787,880	46.7	(179,653)	(9.9)%

Income tax expense (benefit)	-	-	-	-

Net income (loss)	$787,880	46.7%	$(179,653)	(9.9)%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Revenues

Access service revenues decreased $125,916 or 30.4% to $287,773 for the year 2010 from $413,689 for the year 2009 primarily due to a decline in the number of customers.

Co-location and other revenues increased $9,503 or 0.7% to $1,400,172 for the year 2010 from $1,390,669 for the year 2009. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $13,059 or 6.6% to $183,435 for the year 2010 from $196,494 for the year 2009. This decrease was primarily due to reductions in recurring costs associated with our network.  Cost of access service revenues as a percentage of access service revenues increased to 63.7% for the year 2010 from 47.5% for the year 2009 primarily due to the decrease in revenues.

Cost of co-location and other revenues decreased $4,017 or 1.0% to $389,576 for the year 2010 from $393,593 for the year 2009 primarily attributable to reductions in recurring costs associated with our traditional phone services.  Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 27.8% for the year 2010 from 28.3% for the year 2010.

Selling, general and administrative expenses increased $59,715 or 4.5% to $1,381,572 for the year 2010 from $1,321,857 for the year 2009 primarily attributable to increases including $56,282 employee related costs, $44,765 rent expenses and $3,261 bad debt expenses.  These increases were offset primarily by decreases including $8,464 professional services, $16,826 utilities, $9,927 property taxes, $2,566 agent commissions, $1,811 advertising and $4,726 travel and entertainment expenses.  Selling, general and administrative expenses as a percentage of total revenues increased to 81.8% for the year 2010 from 73.3% for the year 2009.

Depreciation and amortization expense decreased $155,525 or 71.4% to $62,317 for the year 2010 from $217,842 for the year 2009 primarily related to several assets reaching full depreciation.

Other Income

During the fourth quarter of 2010, management reviewed all of our outstanding liabilities to determine their enforceability and collectability in light of the applicable statute of limitations.  Based upon this review, management concluded that by operation of law $1,198,510 of our outstanding liabilities are no longer collectable and should be written-off.    These uncollectable liabilities consisting of  $455,636 notes payable, $520,581 accrued interest, $164,697 accounts payable and $57,596 common stock issuable were written-off during the fourth quarter to other income.

Gain on Debt Forgiveness

On December 29, 2009 we converted $248,578 of accrued interest on an interim loan from a shareholder into 497,156 restricted shares of our common stock valued at $.50 per share.  This transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded.  The basic and diluted per share amount of the gain on debt forgiveness was $.03.  We recorded no gain on debt forgiveness in 2010.

Interest Expense

Interest expense decreased $8,213 or 9.1% to $81,675 for the year 2010 from $89,888 for the year 2009.  This decrease was primarily attributable the replacement of a higher interest rate interim loan with a lower interest rate secured promissory note at December 29, 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had $10,856 in cash and $1,647,509 in current liabilities, including $133,864 of deferred revenues that will not require settlement in cash.

At December 31, 2010, we had a working capital deficit of $1,614,442, while at December 31, 2009 we had a deficit working capital of $2,378,474. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

At December 31, 2010, $52,662 of the $141,706 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts. At December 31, 2010, $256,443 payable under a matured lease obligation was outstanding.  The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.  At December 31, 2010, we had outstanding principal and interest owed on a matured convertible promissory note totaling $56,733. We have been making quarterly interest payments on this note and the lender has not made any demands for payment of the principal.

In addition, during the years ended December 31, 2010 and 2009, we had one customer that comprised approximately 14% and 13% of total revenues, respectively.

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

During the fourth quarter of 2010, management reviewed all of our outstanding liabilities to determine their enforceability and collectability in light of the applicable statute of limitations.  Based upon this review, management concluded that by operation of law $1,198,510 of our outstanding liabilities are no longer collectable and should be written-off.    These uncollectable liabilities consisting of  $455,636 notes payable, $520,581 accrued interest, $164,697 accounts payable and $57,596 common stock issuable were written-off during the fourth quarter to other income.

Cash flow for the years ending December 31, 2010 and 2009 consist of the following:

	For the Years Ended December 31,
	2010	2009
Net cash flows provided by operations	$25,398	$1,527
Net cash flows used in investing activities	(26,478)	(6,775)
Net cash flows provided by financing activities	-	5,400

Cash used for the purchases of equipment was $26,478 and $6,775, respectively, for the years ended December 31, 2010 and 2009.

Cash provided by a secured promissory note was $297,300 for the year ended December 31, 2009.  Cash used for principal payments on notes payable was $291,900 for the year ended December 31, 2009.

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

As of December 31, 2010, our material contractual obligations and commitments were:

	Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt (a)	$352,300	$77,452	$49,145	$55,394	$170,309
Interest on fixed rate debt (a)	105,388	24,102	30,214	23,965	27,107
Operating leases	769,714	182,644	384,857	202,213	—
Other agreements (b)	256,443	256,443	—	—	—
Total contractual cash obligations	$1,483,845	$540,641	$464,216	$281,572	$197,416

———————————
(a)
Included in this item are required payments under a $297,300 secured promissory note payable.  Also included is payment under a convertible promissory note of  $55,000 that was matured at December 31, 2010.  The convertible promissory note is included in the Less than One Year total.  We have been making quarterly interest payments on this note.  We have not negotiated an extension of the convertible promissory note and the lender has not made any demands for payment of the principal.

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

Certain Accounting Matters

Fair Value Measurements and Disclosures (ASU No. 2010-06)

In January 2010, previously released guidance on fair value measurements and disclosures was amended. The amendment requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The fair value measurements hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (“Level 3”) to unobservable inputs. Fair value measurements primarily based on observable market information are given a “Level 2” priority. A portion of the amendment was effective for us on January 1, 2010 and requires the disclosure of transfers into and out of Level 1 and Level 2 fair value measurements; the amendment’s requirements related to Level 3 disclosures are effective for us on January 1, 2011. This guidance affects new disclosures only and will have no impact on our consolidated financial statements.

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

During 2010 and 2009, we did not have disagreements with our principal independent accountants.

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

Our Executive Officer and Chief Financial Officer conducted their evaluation using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this Report, they concluded that our disclosure controls and procedures and internal controls over financial reporting were fully effective during and as of the last day of the period covered by this Report and reported to our auditors and the audit committee of our board of directors that no change in our disclosure controls and procedures and internal control over financial reporting occurred during the period covered by this Report that would have materially affected or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation. Because no significant deficiencies or material weaknesses were discovered, no corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.

Item 9A(T). Controls and Procedures.

Prior to December 31, 2010, management completed its assessment and documentation of the design and operation of our internal controls and procedures for financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). There were no significant changes in our disclosure controls and procedures and internal controls over financial reporting as a result of management’s assessment.  Additionally, our Chief Executive Officer and Chief Financial Officer issued their assessment report and concluded that the design and operation of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) were effective as of December 31, 2010 and were documented and fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

 PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

The following information is furnished as of March 26, 2011 for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of two members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Position
Timothy J. Kilkenny	52	Chairman of the Board of Directors and Chief Executive Officer
Roger P. Baresel	55	Director, President, Chief Financial Officer and Secretary
Jason C. Ayers	36	Vice President of Operations
Patricia R. Shurley	54	Vice President of Finance
Michael D. Tomas	38	Vice President of Technology

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

Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission (“SEC”) and each exchange on which our securities are listed, reports of ownership and subsequent changes in ownership of our common stock and our other securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during 2010 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met.

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

Item 11. Executive Compensation

The following table sets forth, for the last three fiscal years, the cash compensation paid by us to our Chairman and Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”). None of our other executive officers earned annual compensation in excess of $100,000 during 2010.

						Long-Term
	Annual Compensation					Compensation
						Securities
						Underlying
						Options and
	Fiscal			Other		Warrants
Name and Principal Position	Year	Salary		Compensation		(#) (1)
Timothy J. Kilkenny	2010	$108,620	(2)	$30,106	(3)	—
Chairman and CEO	2009	$108,902	(4)	$28,936	(5)	—
	2008	$115,187	(4)	$28,930	(6)	—

Roger P. Baresel	2010	$101,604	(7)	$31,221	(8)	—
President and CFO	2009	$81,504	(9)	$32,053	(10)	—
	2008	$47,468	(11)	$31,366	(12)	—
———————————
(1)	Options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant.

(2)	Includes $42,868 of deferred compensation.

(3)
Represents $8,400 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $17,893 of insurance premiums, and $2,013 of post retirement benefits paid by us for the benefit of Mr. Kilkenny.

(4)	Includes $40,121 of deferred compensation.

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

(7)	Includes $53,479 of deferred compensation.

(8)
Represents $9,120 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $4,560 of expense reimbursement for Mr. Baresel’s home office and cell phone, and $17,541 of insurance premiums

(9)	Includes $32,254 of deferred compensation.

(10)
Represents $8,400 of expense reimbursement for business use of Mr. Baresel’s automobile, $4,560 of expense reimbursement for Mr. Baresel’s home office and cell phone, $17,422 of insurance premiums, and $1,671 of post retirement benefits paid by us for the benefit of Mr. Baresel.

(11)	Includes $8,051 of deferred compensation.

(12)
Represents $8,400 of expense reimbursement for business use of Mr. Baresel’s automobile, $4,560 of expense reimbursement for Mr. Baresel’s home office and cell phone, $16,551 of insurance premiums, and $1,855 of post retirement benefits paid by us for the benefit of Mr. Baresel.

Stock Options Granted

We do not have a written stock option plan. No stock options were granted to our employees or to Mr. Kilkenny during 2010.

2010 Year End Option Values

The following table sets forth information related to the exercise of stock options during 2010 and the number and value of options held by the following Named Executive Officers at December 31, 2010. During 2010, the Named Executive Officers did not exercise any options, nor did we reprice any outstanding options, however, 200,000 $1.00 options expired. For the purposes of this table, the “value” of an option is the difference between the estimated fair market value at December 31, 2010 of the shares of common stock subject to the option and the aggregate exercise price of such option.

	Number of Unexercised		Value of Unexercised In-the-
	Options at		Money Options at
	December 31, 2010		December 31, 2010 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Timothy J. Kilkenny	614,000	—	$—	$—
Chairman and CEO

Roger P. Baresel	317,045	—	$—	$—
President and CFO
—————————
(1)	Based on the December 31, 2010 estimated fair value of our common stock of $.02 per share.

Aggregate Stock Option Exercise

The following table sets forth information related to the number of stock options held by the named executive officers at December 31, 2010.  During 2010, no options to purchase our common stock were exercised by the named executive officers, however, 200,000 $1.00 options expired.

	Outstanding Equity Awards at December 31, 2010 Stock Option Awards
	Number of Common Stock		Option	Option
	Underlying Options		Exercise	Expiration
Name	Exercisable	Unexercisable	Price(1)	Date
Timothy J. Kilkenny	452,000	—	$.04	10/09/13
Chairman and CEO	80,000	—	$.05	03/18/12
	32,000	—	$.11	11/16/11
	50,000	—	$.70	07/18/11

Roger P. Baresel	200,848	—	$.04	10/09/13
President and CFO	40,000	—	$.05	03/18/12
	23,745	—	$.11	11/16/11
	52,452	—	$.50	10/16/11

—————————
(1) The closing sale price of our common stock as reported on the OTC Bulletin Board on December 31, 2010 was $0.02

Director Compensation

During the fiscal year ended December 31, 2010, our directors did not receive any compensation for serving in such capacities.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 28, 2011, concerning the beneficial ownership of our Common Stock by each person (other than our directors and executive officers) who is known by us to own more than 5% of the outstanding shares of our Common Stock. The information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the Securities and Exchange Commission or other information provided to us by the beneficial owner or our stock transfer agent.

	Common Stock
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
High Capital Funding, LLC (2) 333 Sandy Springs Circle, Suite 230, Atlanta, Georgia 30328	770,064	9.9%
Laura L. Kilkenny (3) 3160 Long Drive, Newcastle, Oklahoma 73065	465,000	5.9%
 ———————
(1)
Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 7,852,464 outstanding shares of common stock as of March 26, 2011.

(2)
High Capital Funding, LLC, the parent company of Generation Capital Associates, holds 497,156 shares of our common stock which is issuable at December 31, 2010.  Generation Capital Associates holds 267,608 shares of our common stock. The number of shares includes 5,300 shares of our common stock that are subject to currently exercisable common stock purchase warrants held by Generation Capital Associates. Amounts shown do not include 559,700 shares of our common stock that are subject to common stock purchase warrants that are not currently exercisable because they contain a provision prohibiting their exercise to the extent that they would increase Generation Capital Associates’ percentage ownership beyond 9.9% of our outstanding shares of common stock. We have a secured promissory note with High Capital Funding, LLC and an operating lease with Generation Capital Associates.  At December 31, 2010 the outstanding principal and interest of the secured promissory note was $297,300 and we had recorded $256,443 in unpaid lease payments.

(3)
Ms. Kilkenny is the former-wife of Timothy J. Kilkenny, our Chairman of the Board and Chief Executive Officer. Ms. Kilkenny holds 415,000 shares of our common stock. The number of shares includes 50,000 shares of our common stock that are subject to currently exercisable common stock purchase options.

The following table sets forth information as of March 26, 2011, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 10. Directors and Executive Officers, and Corporate Governance” and all of our directors and executive officers as a group. There are no family relationships amongst our executive officers and directors. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock
	Beneficially Owned
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Timothy J. Kilkenny* (2)(3)	2,215,722	25.5%
Roger P. Baresel* (2)(4)	657,809	7.9%
Jason C. Ayers (2)(5)	413,295	5.3%
Patricia R. Shurley (6)	299,500	3.8%
Michael D. Tomas (7)	252,500	3.2%

All executive officers and directors as a group (5 individuals)	3,838,826	45.7%

 ———————
*	Director

(1)
Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 7,852464 shares being outstanding at March 26, 2011.

(2)	Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.

(3)
Timothy J. Kilkenny and Barbara J. Kilkenny, husband and wife, hold 1,269,722 and 100,000 shares of our common stock, respectively. The number of shares includes 846,000 shares of our common stock that are subject to currently exercisable stock options held by Mr. Kilkenny.

(4)
Roger P. Baresel and Judith A. Baresel, husband and wife, hold 5,600 and 152,717 shares of our common stock, respectively. The number of shares includes 50,000 and 449,492 shares of our common stock subject to currently exercisable stock options held by Mr. and Mrs. Baresel, respectively.

(5)
Jason C. Ayers holds 323,295 shares of our common stock. The number of shares includes 90,000 shares of our common stock that are subject to currently exercisable common stock options held by Mr. Ayers.

(6)
Patricia R. Shurley holds 209,500 shares of our common stock.  The number of shares includes 90,000 shares of our common stock that are subject to currently exercisable common stock purchase options held by Ms. Shurley.

(7)
Michael D. Tomas holds 177,500 shares of our common stock.  The number of shares includes 75,000 shares of our common stock that are subject to currently exercisable common stock purchase options held by Mr. Tomas.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have an operating lease for certain equipment which is leased from one of our shareholders. The terms of the original lease, dated November 21, 2001, required rental payments of $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We were unable to make the month-to-month payments.  In January and November 2006, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease.  In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income.  The lessor also agreed to accept payments of $499 per month on the balance owed.  In January and December 2009, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $3,445 and $773, respectively, on the operating lease.  At December 31, 2010 we had recorded $256,443 in unpaid lease payments.  The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement.  The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.

We also had an interim loan with the above shareholder which required payments equal to 50% of the net proceeds received by us from our private placement of convertible promissory notes.  This interim loan matured in December 2001.  In September 2007, the lender agreed to accept monthly payments of $5,800 beginning in December 2007 to be allocated 50% to principal and 50% to interest.   We were unable to make all of the required payments pursuant to the terms of the September 2007 agreement.  Beginning in June 2009, the lender agreed to accept temporary reduced monthly payments of $1,000 until such time as our financial position significantly improves.  We were unable to make all of the reduced monthly payments.  In October 2009 the lender assigned the interim loan to its parent company.  On December 29, 2009 the parent company agreed to convert $248,578 of accrued interest on the interim loan into 497,156 restricted shares of our common stock valued at $.50 per share (the “Conversion”).  These shares were issuable at December 31, 2009, were equal to approximately 6.8% of the total number of shares outstanding and were issued on January 20, 2010.  This transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded.  On December 29, 2009 the parent company further agreed to make a new loan to us in the amount of $297,300.  This loan is secured by all our tangible and intangible assets and matures December 30, 2011.  The terms of this secured promissory note requires monthly installments of interest only for the first year then monthly installments of $3,301 including principal and interest.  The proceeds from this secured promissory note were used to repay the remaining principal amount of the interim loan of $292,300.  In connection with the Conversion, we also agreed to issue additional shares of stock to the parent company in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note.  At December 31, 2010, the outstanding principal and interest of the secured promissory note was $297,300.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees, including expenses, billed to us for the years ended December 31, 2010 and 2009 by our principal accountant.

	2010	2009
Audit Fees – Hood Sutton Robinson & Freeman CPAs, P.C.	$2,000	$—
Audit Fees – Eide Bailly LLP		40,650
Tax Fees	—	—
All Other Fees	—	—

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
#

10.32	Promissory Note dated January 25, 2000, issued to Fullnet of Tahlequah, Inc.	#

10.33	Promissory Note dated February 7, 2000, issued to David Looper	#

10.34	Promissory Note dated February 29, 2000, issued to Wallace L. Walcher	#

10.35	Promissory Note dated June 2, 2000, issued to Lary Smith	#

10.36	Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C.	#

10.37	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.38	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.39	Form of Convertible Promissory Note dated September 6, 2002	#

Exhibit
Number	Exhibit
10.40	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.41	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.42	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC	#

21.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

#	Incorporated by reference.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
FULLNET COMMUNICATIONS, INC.

Date: March 31, 2011	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: March 31, 2011	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2011	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chairman of the Board and Director

Date: March 31, 2011	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee
Fullnet Communications, Inc
Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of Fullnet Communications, Inc. for the year ended December 31, 2010 and the related statements of operations, shareholders' equity, and cash flows for the year then ended  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The financial statements for the year ended December 31, 2009 were audited by other auditors and their report dated, March 31, 2010 expressed a going concern issue.

We conducted our audit in accordance with auditing standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fullnet Communications, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hood Sutton Robinson & Freeman CPAs, P.C.

Hood Sutton Robinson & Freeman CPAs, P.C.
Certified Public Accountants

March 31, 2011

Tulsa, Oklahoma

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee
Fullnet Communications, Inc.

We have audited the accompanying consolidated balance sheet of FullNet Communications, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Eide Bailly LLP

Sioux Falls, South Dakota
March 31, 2010

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$10,856	$11,905
Accounts receivable, net	16,119	15,043
Prepaid expenses and other current assets	6,092	11,705

Total current assets	33,067	38,653

PROPERTY AND EQUIPMENT, net	86,065	120,944

OTHER ASSETS	5,288	6,248

TOTAL	$124,420	$165,845

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable, current portion	$399,882	$492,533
Accrued and other liabilities, current portion	1,038,311	1,317,892
Notes payable, current portion	77,452	510,636
Deferred revenue	133,864	96,066

Total current liabilities	1,649,509	2,417,127

ACCRUED AND OTHER LIABILITIES, less current portion	18,265	-
NOTES PAYABLE, less current portion	274,848	297,300

Total liabilities	1,942,622	2,714,427

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding,
7,852,464 and 7,355,308 in 2010 and 2009, respectively	79	74
Common stock issuable, 567,413 shares in 2009	-	57,601
Additional paid-in capital	8,397,829	8,397,733
Accumulated deficit	(10,216,110)	(11,003,990)

Total stockholders’ deficit	(1,818,202)	(2,548,582)

TOTAL	$124,420	$165,845

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2010	2009
REVENUES
Access service revenues	$287,773	$413,689
Co-location and other revenues	1,400,172	1,390,669

Total revenues	1,687,945	1,804,358

OPERATING COSTS AND EXPENSES
Cost of access service revenues	183,435	196,494
Cost of co-location and other revenues	389,576	393,593
Selling, general and administrative expenses	1,381,572	1,321,857
Depreciation and amortization	62,317	217,842
Total operating costs and expenses	2,016,900	2,129,786

LOSS FROM OPERATIONS	(328,955)	(325,428)

OTHER INCOME	1,198,510	-
GAIN ON DEBT FORGIVENESS	-	235,663
INTEREST EXPENSE	(81,675)	(89,888)

INCOME (LOSS) before income taxes	787,880	(179,653)

Income tax expense (benefit)	-	-

NET INCOME (LOSS)	$787,880	$(179,653)

Net income (loss) per common share
Basic	$.10	$(.02)
Assuming dilution	$.10	$(.02)

Weighted average number of common shares outstanding
Basic	7,922,721	7,428,327
Assuming dilution	8,048,044	7,428,327

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years ended December 31, 2010 and 2009

			Common
	Common stock		stock	Additional	Accumulated
	Shares	Amount	issuable	paid-in capital	deficit	Total
Balance at January 1, 2009	7,355,308	$74	$57,596	$8,378,467	$(10,824,337)	$(2,388,200)

Warrant extension granted in settlement of liabilities	—	—	—	4,218	—	4,218

Stock compensation expense	—	—	—	138	—	138

Common stock issuable in settlement of liabilities	—	—	5	14,910	—	14,915

Net loss	—	—	—	—	(179,653)	(179,653)

Balance at December 31, 2009	7,355,308	$74	$57,601	$8,397,733	$(11,003,990)	$(2,548,582)

Issuance of common stock issuable at 12/31/09	497,156	5	(5)	—	—	—

Stock compensation expense	—	—	—	96	—	96

Statute of limitation write-off			(57,596)			(57,596)

Net income	—	—	—	—	787,880	787,880

Balance at December 31, 2010	7,852,464	$79	$—	$8,397,829	$(10,216,110)	$(1,818,202)

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$787,880	$(179,653)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	62,317	217,842
Gain on debt forgiveness	-	(235,663)
Stock compensation	96	138
Statute of limitation write-off, notes payable	(455,636)	-
Statute of limitation write-off, accrued interest	(520,581)	-
Statute of limitation write-off, accounts payable	(164,697)	-
Statute of limitation write-off, common stock issuable	(57,596)	-
Provision for uncollectible accounts receivable	7,898	2,939
Net (increase) decrease in
Accounts receivable	(8,974)	(6,664)
Prepaid expenses and other current assets	5,613	25,080
Net increase (decrease) in
Accounts payable	72,046	34,362
Accrued and other liabilities	259,265	175,628
Deferred revenue	37,798	(32,482)

Net cash provided by operating activities	25,429	1,527

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(26,478)	(6,775)

Net cash used in investing activities	(26,478)	(6,775)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	-	(291,900)
Proceeds from notes payable	-	297,300

Net cash provided by financing activities	-	5,400

NET INCREASE (DECREASE) IN CASH	(1,049)	152

Cash at beginning of year	11,905	11,753

Cash at end of year	$10,856	$11,905

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$19,570	$4,566
Warrant extension granted in settlement of liabilities	-	4,218
Common stock issuable in settlement of liabilities	-	14,915

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial net losses. At December 31, 2010 and 2009 current liabilities exceeded current assets by $1,616,442 and $2,378,474, respectively.

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

During the fourth quarter of 2010, the Company reviewed all of its outstanding liabilities to determine their enforceability and collectability in light of the applicable statute of limitations.  Based upon this review, the Company concluded that by operation of law approximately $1.2 million of its outstanding liabilities are no longer collectable and should be written-off.    These uncollectable liabilities consisting of approximately $456,000 notes payable, $521,000 accrued interest, $165,000 accounts payable and $58,000 common stock issuable were written-off during the fourth quarter resulting in an increase to other revenue.

3.  Accounts Receivable

Accounts receivable consist of the following at December 31:

	2010	2009

Accounts receivable	$214,596	$205,622
Less allowance for doubtful accounts	(198,477)	(190,579)

	$16,119	$15,043

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

5.  Long-Lived Assets

All long-lived assets held and used by the Company, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset.  The Company recorded no impairments during the years ended December 31, 2010 and 2009.

6.    Accrued and Other Liabilities

Accrued and other liabilities consist of the following at December 31:

	2010	2009

Accrued interest	$-	$463,676
Accrued deferred compensation	867,582	700,157
Accrued other liabilities	188,994	154,059
	1,056,576	1,317,892
Less current portion	1,038,311	1,317,892
	$18,265	$-

Accrued net deferred compensation consists of the following as of December 31, 2010:

Accrued in:
2010	$167,425
2009	132,852
2008	60,315
2000-2007	506,990
$867,582

All of the Company’s executive officers have voluntarily agreed to defer a portion of their compensation. This compensation is vested.

Accrued other liabilities includes $102,718 and $85,355 for unused vacation and sick leave at December 31, 2010 and 2009, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and does not believe it has any material unrealized tax benefits at December 31, 2010.  The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.

8.    Income (Loss) Per Share

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

	2010	2009
Numerator:
Net income (loss)	$787,880	$(179,653)
Denominator:
Weighted average shares and share equivalents outstanding – basic	7,922,721	7,428,327
Effect of dilutive stock options	1,686	—
Effect of dilutive warrants	123,637	—
Effect of dilutive convertible promissory notes	—	—
Weighted average shares and share equivalents outstanding – assuming dilution	8,048,044	7,428,327

Net income (loss) per share — basic	$.10	$(.02)
Net income (loss) per share — assuming dilution	$.10	$(.02)

Stock options exercisable for the purchase of 1,801,584 common stock shares at exercise prices ranging from $.04 to $1.00 per share were outstanding for the year ended December 31, 2010, but were not included in the calculation of income per share – assuming dilution because the options were not dilutive.

Warrants exercisable for the purchase of 371,000 common stock shares at exercise prices ranging from $.08 to $1.00 per share were outstanding for the year ended December 31, 2010, but were not included in the calculation of income per share – assuming dilution because the warrants were not dilutive.

A convertible promissory note convertible into 107,843 common stock shares at a conversion price of $.51 per share (see Note D - Notes Payable) was outstanding for the year ended December 31, 2010, but was not included in the calculation of income per share – assuming dilution because the convertible note was not dilutive.

Basic and diluted losses per share were the same for the year ended December 31, 2009 because there was a net loss for the year.

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

No employee stock options were granted during 2010.  All employee stock options granted during 2009 were nonqualified stock options.  Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model.  See Note N for further information on stock-based compensation.

The following table summarizes the Company’s employee stock option activity for year ended December 31, 2010:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intristic
	2010	exercise price	contractual life (yrs)	value
Options outstanding, beginning of year	2,368,384	.50

Options expired during the year	(563,800)	1.41

Options outstanding, end of year	1,804,584	$.22	2.19	$30

Options exercisable at end of year	1,766,184	$.22	2.09	$30

The following table summarizes the Company’s non-vested employee stock option activity for year ended December 31, 2010:

		Weighted
		average
		grant date
	2010	fair value
Non-vested options outstanding, beginning of year	43,000	$1,454

Options vested during the year	(4,600)	(138)

Non-vested options outstanding, end of year	38,400	$1,316

There were no stock options granted in 2010.  The weighted-average grant date fair value of stock options granted was $.01 in 2009. The fair value of stock options vested was $138 in 2010 and $141 in 2009.

Common Stock Purchase Warrants – A summary of common stock purchase warrant activity for the years ended December 31, 2010 and 2009 follows:

In January 2009 and December 2009, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, common stock purchase warrants for a lessor in return for a credit of $3,445 and $773, respectively, on the operating lease.

Outstanding common stock purchase warrants issued to non-employees outstanding at December 31, 2010 are as follows:

Number	Exercise	Expiration
of shares	price	year

275,000	1.00	2012
70,000	.13	2012
14,000	.10	2012
12,000	.08	2012
220,000	.01	2012
591,000

The following table summarizes the Company’s common stock purchase warrant activity for the years ended December 31, 2010 and 2009:

		Weighted		Weighted
		Average		Average
	2010	Exercise Price	2009	Exercise Price

Warrants outstanding beginning and end of year	591,000	$.49	591,000	$.49

11.     Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. Advertising expense for the years ended December 31, 2010 and 2009 was $11,443 and $13,254, respectively.

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

NOTE C — PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2010	2009

Computers and equipment	$1,500,229	$1,477,727
Leasehold improvements	970,890	966,915
Software	57,337	57,337
Furniture and fixtures	28,521	28,521
	2,556,977	2,530,500
Less accumulated depreciation	(2,470,912)	(2,409,556)
	$86,065	$120,944

Depreciation expense for the years ended December 31, 2010 and 2009 was $61,357 and $210,058, respectively.

NOTE D — NOTES PAYABLE

Notes payable consist of the following:
	December 31,	December 31,
	2010	2009
Convertible promissory notes; interest at 12.5% of face amount, payable quarterly; these notes are unsecured and are matured at December 31, 2010 (convertible into approximately 107,843 and 1,003,659 shares at December 31, 2010 and December 31, 2009, respectively) (3)	$55,000	$510,636

Secured promissory note from a shareholder; interest at 6%, requires monthly installments of interest only for the first year ending December 30, 2010, then monthly installments of $3,301 including principal and interest; maturing December 30, 2011; secured by all tangible and intangible assets of the Company (1)(2)	297,300	297,300
	352,300	807,936

Less current portion	77,452	510,636

	$274,848	$297,300
——————————
(1) INTERIM LOAN - In September 2007, the lender agreed to accept monthly payments of $5,800 beginning December 1, 2007 to be allocated 50% to principal and 50% to interest.   The Company was unable to make all of the required payments pursuant to the terms of the September 2007 agreement.  Beginning in June 2009, the lender agreed to accept temporary reduced monthly payments of $1,000 until such time as the Company’s financial position significantly improves.  The Company was unable to make all of the reduced monthly payments.  In October 2009 the lender assigned the interim loan to its parent company (see INTERIM LOAN INTEREST CONVERSION AND PRINCIPAL PAYMENT WITH NEW SECURED PROMISSORY NOTE and SECURED PROMISSORY NOTE below).

(2) INTERIM LOAN INTEREST CONVERSION AND PRINCIPAL PAYMENT WITH NEW SECURED PROMISSORY NOTE - On December 29, 2009 the parent company agreed to convert $248,578 of accrued interest on the interim loan into 497,156 restricted shares of the Company’s common stock valued at $.50 per share (the “Conversion”).  These shares were issuable at December 31, 2009, were equal to approximately 6.8% of the total number of shares outstanding and were issued on January 20, 2010.  This transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded.  On December 29, 2009 the Company paid the remaining outstanding principal balance of this interim loan of $292,300 with the proceeds from a new secured promissory note (see SECURED PROMISSORY NOTE below).

SECURED PROMISSORY NOTE – On December 29, 2009 the parent company further agreed to make a new loan to the Company in the amount of $297,300.  The proceeds from this loan were used to repay the remaining principal amount of the interim loan of $292,300.  In connection with the Conversion, the Company also agreed to issue additional shares of stock to the parent company in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note.  At December 31, 2010, the outstanding principal and interest of the secured promissory note was $297,300.

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

During the fourth quarter of 2010, the Company reviewed all of its outstanding liabilities to determine their enforcibility and collectability in light of the applicable statute of limitations (see Note L - Statute of Limitations Write-off).  Based upon this review, the Company concluded that by operation of law $455,636 of these convertible promissory notes and $520,581 of accrued interest on these notes are no longer collectable and should be written-off.    These uncollectable notes were written-off during the fourth quarter resulting in an increase to other revenue.

The Company has been making quarterly interest payments on a $55,000 convertible promissory note.  At December 31, 2010, the outstanding principal and interest of the convertible promissory note was $56,733.  The Company has not negotiated an extension of this note and the lender has not made any demands for payment of the principal. The Company is currently developing a plan to satisfy this note.

Aggregate future maturities of notes payable at December 31, 2010 are as follows:

2010	$55,000
2011	297,300
$352,300

NOTE E – COMMITMENTS

Operating Leases

The Company leases certain office facilities used in its operations under non-cancelable operating leases which will expire in 2014. Future minimum lease payments required at December 31, 2010 under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2011	$182,644
2012	189,167
2013	195,690
2014	202,213
$769,714

Rental expense for all operating leases for the years ended December 31, 2010 and 2009 was approximately $226,692 and $175,359, respectively.

The Company’s long-term non-cancelable operating lease includes scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the straight-line method over the term of the lease. The Company had recorded a deferred credit of $18,264 at December 31, 2010, which is reflected in Other Long-term Liabilities on the Balance Sheet to reflect the net excess of rental expense over cash payments since inception of the lease. In addition to the base rent payments the Company pays a monthly allocation of the building’s operating expenses.

NOTE F — INCOME TAXES

The Company’s effective income tax rate on net loss differed from the federal statutory rate of 34% as follows at December 31:

	2010	2009
Income taxes benefit at federal statutory rate	$268,000	$(61,000)
Tax effect of state income taxes benefit	34,000	(8,000)
Change in valuation allowance	(311,000)	72,000
Nondeductible expenses	2,000	3,000
Other	7,000	(6,000)
Total tax expense	$—	$—

The components of deferred income tax assets were as follows at December 31:

	2010	2009
Deferred income tax assets
Basis difference in property and equipment and intangible assets	$368,000	$407,000
Deferred revenue	51,000	37,000
Net operating loss	898,000	1,255,000
Deferred compensation and other	375,000	304,000
Valuation allowance	(1,692,000)	(2,003,000)
Net deferred income tax asset	—	—
Change in valuation allowance	$(311,000)	$72,000

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2010, the Company has a net operating loss carry forward of approximately $898,000 that will expire at various dates through 2030. Since this carry forward can only be used to offset future taxable income of the Company, management has provided a valuation allowance until it is more likely than not that taxable income will be generated.

The Company has adopted the provisions of FASB Accounting Standards Codification Topic ASC 740-10 (previously Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007. The implementation of this standard had no impact on the financial statements. As of the date of adoption and as of December 31, 2010 and 2009, the unrecognized tax benefit accrual was zero.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and does not believe it has any material unrealized tax benefits at December 31, 2010.  The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2006.

NOTE G — COMMON STOCK

On December 29, 2009 the Company converted $248,578 of accrued interest on an interim loan from a shareholder into 497,156 restricted shares of the Company’s common stock valued at $.50 per share.  These shares were issuable at December 31, 2009, were equal to approximately 6.8% of the total number of shares outstanding and were issued on January 20, 2010.  This transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded.  In connection with the conversion, the Company also agreed to issue additional shares of stock to the holder of a secured promissory note in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note (see Note D — Notes Payable).

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10 requires that an entity disclose the fair value of financial instruments for which it is practicable to estimate the value. The Company considers the carrying value of certain financial instruments on the balance sheets, including cash, accounts receivable, and other assets to be reasonable estimates of fair value.  At December 31, 2010 and 2009, the carrying amount of the Company’s liabilities for corporate borrowings and other obligations was $1,942,622 and $2,714,427, respectively, and the fair value was estimated to be approximately $124,000 and $165,000, respectively.  These amounts are based on the present value of estimated future cash outflows which is discounted based on the risk of nonperformance due to the uncertainty of the Company’s ability to continue as a going concern.

NOTE I – CERTAIN RELATIONSHIPS

The Company has an operating lease for certain equipment which is leased from one of its shareholders whose parent company  holds a $297,300 secured promissory note (see Note D — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments.  In January and November 2006, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease.  In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income.  The lessor also agreed to accept payments of $499 per month on the balance owed.  In January and December 2009, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $3,445 and $773, respectively, on the operating lease.  At December 31, 2010 and 2009 we had recorded $256,443 in unpaid lease payments.  The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement.  The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.

NOTE J – CONCENTRATIONS

During the years ended December 31, 2010 and 2009, the Company had one customer that comprised approximately 14% and 13% of total revenues, respectively.

NOTE K – CREDITOR SETTLEMENTS AND DEBT FORGIVENESS

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

NOTE L – OTHER INCOME

During the fourth quarter of 2010, the Company reviewed all of its outstanding liabilities to determine their enforceability and collectability in light of the applicable statute of limitations.  Based upon this review, the Company concluded that by operation of law approximately $1.2 million of its outstanding liabilities are no longer collectable and should be written-off.    These uncollectable liabilities consisting of approximately $456,000 notes payable, $521,000 accrued interest, $165,000 accounts payable and $58,000 common stock issuable were written-off during the fourth quarter to other income.  The basic and diluted per share amount of the write-off was $.15.

NOTE M – EMPLOYEE BENEFIT PLANS

The Company offers a SIMPLE IRA plan for all eligible employees.  Employees meeting certain eligibility requirements can participate in the plan.  Under the plan, the Company matches employee contributions to the plan up to 3% of the employee’s salary.  The Company made matching contributions of $11,376 and $13,327, respectively, during the years ended December 31, 2010 and 2009.

NOTE N – STOCK BASED COMPENSATION

The Company does not have a written employee stock option plan.  The Company has historically granted only employee stock options with an exercise price equal to the market price of the Company’s stock at the date of grant, a contractual term of ten years, and a vesting period of three years ratably on the first, second and third anniversaries of the date of grant (with limited exceptions).

No employee options were granted during 2010.  All employee stock options granted during 2009 were nonqualified stock options.  Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model.  In addition to the exercise and grant date prices of the options, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2010	2009
Risk free interest rate	NA	4.4%
Expected lives (in years)	NA	5
Expected volatility	NA	131%
Dividend yield	NA	0%

The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and the effect on basic and diluted earnings per share for the years ended December 31:

	2010		2009

Stock-based compensation expense		$96		$138
Impact on income per share:
Basic	$	NIL	$	NIL
Assuming dilution	$	NIL	$	NIL

At December 31, 2010 there was $1,286 of unrecognized stock-based compensation that is expected to be recognized as an expense over a weighted-average period of .6 years.

NOTE O – CONTINGENCIES

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

NOTE P – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on March 31, 2011.