Form 10-Q
period 2011-03-31
FULLNET COMMUNICATIONS INC
filed 2011-05-16
CIK 1092570

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 12, 2011, 7,852,464 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

Item 1. Financial Statements

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2011	2010
	(Unaudited)	(Derived from Audited Statements)
ASSETS
CURRENT ASSETS
Cash	$10,317	$10,856
Accounts receivable, net	12,893	16,119
Prepaid expenses and other current assets	21,088	6,092

Total current assets	44,298	33,067

PROPERTY AND EQUIPMENT, net	79,225	86,065

OTHER ASSETS	5,262	5,288

TOTAL	$128,785	$124,420

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$366,927	$399,882
Accrued and other current liabilities	1,065,968	1,038,311
Notes payable, current portion	77,760	77,452
Deferred revenue	162,610	133,864

Total current liabilities	1,673,265	1,649,509

ACCRUED AND OTHER LIABILITIES, less current portion	19,569	18,265
NOTES PAYABLE, less current portion	268,345	274,848

Total liabilities	1,961,179	1,942,622

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 7,852,464 shares in 2011 and 2010	79	79
Additional paid-in capital	8,398,345	8,397,829
Accumulated deficit	(10,230,818)	(10,216,110)

Total stockholders’ deficit	(1,832,394)	(1,818,202)

TOTAL	$128,785	$124,420

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2011		March 31, 2010
REVENUES
Access service revenues		$63,766	$88,468
Co-location and other revenues		384,261	333,528

Total revenues		448,027	421,996

OPERATING COSTS AND EXPENSES
Cost of access service revenues		42,599	48,933
Cost of co-location and other revenues		91,463	92,930
Selling, general and administrative expenses		311,748	359,983
Depreciation and amortization		10,719	18,071

Total operating costs and expenses		456,529	519,917

LOSS FROM OPERATIONS		(8,502)	(97,921)

INTEREST EXPENSE		(6,206)	(20,188)

NET LOSS		$(14,708)	$(118,109)

Net loss per common share
Basic	$	NIL	$(.01)
Assuming dilution	$	NIL	$(.01)

Weighted average common shares outstanding
Basic		7,852,464	7,922,721
Assuming dilution		7,852,464	7,922,721

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Three Months Ended March 31, 2011

	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance at January 1, 2011	7,922,721	$79	$8,378,829	$(10,216,110)	$(1,818,202)

Stock compensation expense	—	—	516	—	516

Net loss	—	—	—	(14,708)	(14,708)

Balance at March 31, 2011	7,922,721	$79	$8,398,345	$(10,230,818)	$(1,832,394)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,708)	$(118,109)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	10,718	18,071
Stock compensation	516	29
Provision for uncollectible accounts receivable	(2,851)	869
Net (increase) decrease in
Accounts receivable	6,077	(13,943)
Prepaid expenses and other current assets	(14,996)	3,010
Net increase (decrease) in
Accounts payable	(32,955)	7,466
Accrued and other liabilities	28,961	74,376
Deferred revenue	28,746	24,448

Net cash provided by (used in) operating activities	9,508	(3,783)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,852)	-

Net cash used in investing activities	(3,852)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(6,195)	-

Net cash used in financing activities	(6,195)	-

NET DECREASE IN CASH	(539)	(3,783)

Cash at beginning of period	10,856	11,905

Cash at end of period	$10,317	$8,122

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$5,441	$4,459

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2010.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2011.

2.	MANAGEMENT’S PLANS

At March 31, 2011, current liabilities exceed current assets by $1,628,967. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on a convertible promissory note (see Note 8 — Notes Payable). These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

	Three Months Ended
	March 31, 2011		March 31, 2010
Numerator:
Net loss		$(14,708)	$(118,109)
Denominator:
Weighted average common shares outstanding — basic		7,852,464	7,922,721
Weighted average common shares and share equivalents outstanding — assuming dilution		7,852,464	7,922,721

Net loss per common share — basic	$	NIL	$(.01)
Net loss per common share — assuming dilution	$	NIL	$(.01)

Basic and diluted loss per share was the same for the three months ended March 31, 2011 and 2010 because there was a net loss for each period.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2011	December 31, 2010

Accounts receivable	$208,520	$214,596
Less allowance for doubtful accounts	(195,627)	(198,477)

	$12,893	$16,119

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2011	December 31, 2010

Computers and equipment	$1,504,081	$1,500,229
Leasehold improvements	970,890	970,890
Software	57,337	57,337
Furniture and fixtures	28,521	28,521
	2,560,829	2,556,977
Less accumulated depreciation	(2,481,604)	(2,470,912)
	$79,225	$86,065

Depreciation expense for the three months ended March 31, 2011 and 2010 was $10,692 and $17,681, respectively.

7.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	March 31, 2011	December 31, 2010

Accrued interest	$2,499	$-
Accrued deferred compensation	861,649	867,582
Accrued other liabilities	221,389	188,994
	1,085,537	1,056,576
Less current portion	1,065,968	1,038,311
	$19,569	$18,265

The Company’s top three executive officers have employment agreements which contain a “Change in Control” provision which provides for the immediate lump sum payment of their accrued deferred compensation in the event of a qualifying event.  Accrued deferred compensation subject to this provision totaled approximately $633,884 and $639,042 at March 31, 2011 and December 31, 2010, respectively.

8.	NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2011	December 31, 2010

Convertible promissory note; interest at 12.5% of face amount, payable quarterly; this note is unsecured and matured in November 2003 (convertible into approximately 107,843 shares at March 31, 2011 and December 31, 2010) (1)	$55,000	$55,000

Secured promissory note from a shareholder; interest at 6%, requires monthly installments of interest only through December 30, 2010 then monthly installments of $3,301 including principal and interest; maturing December 30, 2011; secured by all tangible and intangible assets of the Company (2)	291,105	297,300
	346,105	352,300

Less current portion	77,760	77,452

	$268,345	$274,848

(1)
This convertible promissory note matured in November 2003. The Company has been unable to pay this note and has been making quarterly interest payments.  The lender has not made any demands for payment of the principal.  At March 31, 2011, the outstanding principal and accrued interest of the convertible promissory note was $56,733.

(2)
The Company agreed to issue additional shares of stock to the shareholder in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note. At March 31, 2011, the outstanding principal and accrued interest of the secured promissory note was $291,871.

9.	COMMON STOCK OPTIONS AND WARRANTS

The following table summarizes the Company’s employee stock option activity for the three months ended March 31, 2011:

	Three Months Ended	Weighted Average
	March 31, 2011	Exercise Price
Options outstanding, beginning of the period	1,804,584	$.50

Options granted during the period	819,697	.01

Options expired during the period	(42,970)	1.00

Options outstanding, end of the period	2,581,311	$.14

The Company records compensation cost for new and modified awards over the related vesting period of such awards prospectively.

The following table summarizes the Company’s common stock purchase warrant and non-employee stock option activity for the three months ended March 31, 2011:

	Three Months Ended	Weighted Average
	March 31, 2011	Exercise Price
Warrants and non-employee stock options outstanding, beginning and end of the period	591,000	$.49

10.	RECENTLY ISSUED ACCOUNTING STANDARDS

Fair Value Measurements and Disclosures (Accounting Standards Update (“ASU”) No. 2010-06)

In January 2010, previously released guidance on fair value measurements and disclosures was amended. The amendment requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The fair value measurements hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (“Level 3”) to unobservable inputs. Fair value measurements primarily based on observable market information are given a “Level 2” priority. A portion of the amendment was effective for the Company on January 1, 2010 and required the disclosure of transfers into and out of Level 1 and Level 2 fair value measurements; the amendment’s requirements related to Level 3 disclosures were effective for the Company on January 1, 2011. This guidance affects new disclosures only and had no impact on the Company’s consolidated financial statements.

11.	COMMON STOCK

On December 29, 2009 the Company converted $248,578 of accrued interest on an interim loan from a shareholder into 497,156 restricted shares of the Company’s common stock valued at $.50 per share. These shares were issuable at December 31, 2009, were equal to approximately 6.8% of the total number of shares outstanding and were issued on January 20, 2010. During the fourth quarter of 2009 this transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded. In connection with the conversion, the Company also agreed to issue additional shares of stock to the holder of a secured promissory note in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note (see Note 8 — Notes Payable). During the three months ended March 31, 2011, no shares were issued by the Company at less than $.50 per share.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10 requires that an entity disclose the fair value of financial instruments for which it is practicable to estimate the value. The Company considers the carrying value of certain financial instruments on the balance sheets, including cash, accounts receivable, and other assets to be reasonable estimates of fair value. At March 31, 2011 and December 31, 2010, the carrying amount of the Company’s liabilities for corporate borrowings and other obligations was $2,011,666 and $1,942,622, respectively, and the fair value was estimated to be approximately $129,000 and $124,000, respectively. These amounts are based on the present value of estimated future cash outflows which is discounted based on the risk of nonperformance due to the uncertainty of the Company’s ability to continue as a going concern.

13.	CERTAIN RELATIONSHIPS

The Company has an operating lease for certain equipment which is leased from one of its shareholders whose parent company holds a $291,105 secured promissory note (see Note 8 — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date on of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $17,960 and for the purchase of 140,000 common stock shares and a credit of $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January and December 2009, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $3,445 and for the purchase of 140,000 common stock shares and a credit of $773, respectively, on the operating lease. At March 31, 2011 and December 31, 2010 the Company had recorded $256,443 in unpaid lease payments. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however the Company is in discussions with the lessor to restructure this liability.

14.	CONCENTRATIONS

During the three months ended March 31, 2011 and 2010, the Company had one customer that comprised approximately 13% of total revenues.

15.	EMPLOYEE BENEFIT PLANS

The Company offers a SIMPLE IRA plan for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. Under the plan, the Company matches employee contributions to the plan up to 3% of the employee’s salary. The Company made matching contributions of $744 and $2,917, respectively, during the quarters ended March 31, 2011 and 2010.

16.	CONTINGENCIES

As a provider of telecommunications, the Company is affected by regulatory proceedings in the ordinary course of its business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). In addition, in its operations the Company relies on obtaining many of its underlying telecommunications services and/or facilities from incumbent local exchange carriers or other carriers pursuant to interconnection or other agreements or arrangements. In January 2007, the Company concluded a regulatory proceeding pursuant to the Federal Telecommunications Act of 1996 before the OCC relating to the terms of its interconnection agreement with Southwestern Bell Telephone, L.P. d/b/a AT&T, which succeeded a prior interconnection agreement. The OCC approved this agreement in May 2007. This agreement may be affected by regulatory proceedings at the federal and state levels, with possible adverse impacts on the Company. The Company is unable to accurately predict the outcomes of such regulatory proceedings at this time, but an unfavorable outcome could have a material adverse effect on the Company’s business, financial condition or results of operations.

17.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our Form 10-K and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2010 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”) and FullWeb, Inc. (“FullWeb”).

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At March 31, 2011 FullTel provided us with local telephone access in approximately 232 cities.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31, 2011		March 31, 2010
	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$63,766	14.2%	$88,468	21.0%
Co-location and other revenues	384,261	85.8	333,528	79.0
Total revenues	448,027	100.0	421,996	100.0

Cost of access service revenues	42,599	9.5	48,933	11.6
Cost of co-location and other revenues	91,463	20.4	92,930	22.0
Selling, general and administrative expenses	311,748	69.6	359,983	85.3
Depreciation and amortization	10,719	2.4	18,071	4.3
Total operating costs and expenses	456,529	101.9	519,917	123.2

Loss from operations	(8,502)	(1.9)	(97,921)	(23.2)

Interest expense	(6,206)	(1.4)	(20,188)	(4.8)

Net loss	$(14,708)	(3.3)%	$(118,109)	(28.0)%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

Access service revenues decreased $24,702 or 27.9% to $63,766 for the 2011 1st Quarter from $88,468 for the same period in 2010 primarily due to a decline in the number of customers.

Co-location and other revenues increased $50,733 or 15.2% to $384,261 for the 2011 1st Quarter from $333,528 for the same period in 2010.   This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $6,334 or 12.9% to $42,599 for the 2011 1st Quarter from $48,933 for the same period in 2010. This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 66.8% during the 2011 1st Quarter, compared to 55.3% during the same period in 2010.

Cost of co-location and other revenues decreased $1,467 or 1.6% to $91,463 for the 2011 1st Quarter from $92,930 for the same period in 2010 primarily related to reductions in equipment maintenance costs. Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 23.8% during the 2011 1st Quarter, compared to 27.9% during the same period in 2010.

Selling, general and administrative expenses decreased $48,235 or 13.4% to $311,748 for the 2011 1st Quarter compared to $359,983 for the same period in 2010.   This decrease was primarily related to a voluntary reduction in compensation and the associated payroll tax expense for the top five executive officers in the amount of approximately $16,787 per month, effective January 1, 2011.  Selling, general and administrative expenses as a percentage of total revenues decreased to 69.6% during the 2011 1st Quarter from 85.3% during the same period in 2010.

Depreciation and amortization expense decreased $7,352 or 40.7% to $10,719 for the 2011 1st Quarter compared to $18,071 for the same period in 2010 primarily related to several assets reaching full depreciation.

Interest Expense

Interest expense decreased $13,982 or 69.3% to $6,206 for the 2011 1st Quarter from $20,188 for the same period in 2010 primarily related to a decrease in notes payable.

Liquidity and Capital Resources

As of March 31, 2011, we had $10,317 in cash and $1,673,265 in current liabilities, including $162,610 of deferred revenues that will not require settlement in cash.

At March 31, 2011, we had a working capital deficit of $1,628,967, while at December 31, 2010 we had a working capital deficit of $1,616,442. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of March 31, 2011, of the $110,484 we owed to our trade creditors $48,561 was past due. We have no formal agreements regarding payment of these amounts. At March 31, 2011, $256,443 payable under a matured lease obligation was outstanding.  The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.  At March 31, 2011, we had outstanding principal and accrued interest owed on a matured convertible promissory note totaling $56,733.  We have been making quarterly interest payments on this note and the lender has not made any demands for payment of the principal.

In addition, during the three months ended March 31, 2011 and 2010, we had one customer that comprised approximately 13% of total revenues.

Cash flow for the periods ending March 31, 2011 and 2010 consist of the following.

	For the Periods Ended March 31,
	2011	2010
Net cash flows provided by (used in) operations	$9,508	$(3,783)
Net cash flows used in investing activities	(3,852)	—
Net cash flows used in financing activities	(6,195)	—

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

Financing Activities

We have a secured promissory note from a shareholder which requires monthly installments of interest only through December 30, 2010 then monthly installments of $3,301 including principal and interest which matures December 30, 2011 and is secured by all of our tangible and intangible assets (see Note 8 — Notes Payable to our financial statements, above). We agreed to issue additional shares of stock to the shareholder in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note. At March 31, 2011, the outstanding principal and accrued interest of the secured promissory note was $291,871.

We have an operating lease for certain equipment which is leased from one of our shareholders whose parent company holds a $291,105 secured promissory note (see Note 8 — Notes Payable to our financial statements, above). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments. In January and November 2006, we agreed to extend the expiration date of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $17,960 and for the purchase of 140,000 common stock shares and a credit of $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January and December 2009, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $3,445 and for the purchase of 140,000 common stock shares and a credit of $773, respectively, on the operating lease. At March 31, 2011 and December 31, 2010 we had recorded $256,443 in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.

We have a convertible promissory note that matured in November 2003. We have been unable to pay this note and have been making quarterly interest payments.  The lender has not made any demands for payment of the principal.  At March 31, 2011, the outstanding principal and accrued interest of the convertible promissory note was $56,733.

Recently Issued Accounting Standards

Fair Value Measurements and Disclosures (ASU No. 2010-06)

In January 2010, previously released guidance on fair value measurements and disclosures was amended. The amendment requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The fair value measurements hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (“Level 3”) to unobservable inputs. Fair value measurements primarily based on observable market information are given a “Level 2” priority. A portion of the amendment was effective for us on January 1, 2010 and required the disclosure of transfers into and out of Level 1 and Level 2 fair value measurements; the amendment’s requirements related to Level 3 disclosures were effective for us on January 1, 2011. This guidance affects new disclosures only and had no impact on our consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

We are in default on a convertible promissory note that matured in November 2003. This note bears interest at 12.5% per annum and is convertible into approximately 107,843 shares of our common stock. We have been unable to pay this note and have been making quarterly interest payments.  The lender has not made any demands for payment of the principal.  At March 31, 2011, the outstanding principal and accrued interest of the convertible promissory note was $56,733.

Item 5. Other Information

During the three months ended March 31, 2011 all events reportable on Form 8-K were reported.

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
#

Exhibit Number	Exhibit

10.13	Promissory Note dated August 2, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.13 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.14	Warrant Agreement dated August 2, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.14 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.15	Warrant Certificate dated August 2, 2000 issued to Timothy J. Kilkenny (filed as Exhibit 10.15 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.16	Stock Option Agreement dated December 8, 2000, issued to Timothy J. Kilkenny (filed as Exhibit 10.16 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.17	Warrant Agreement dated November 9, 2000, issued to Roger P. Baresel (filed as Exhibit 10.17 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.18	Warrant Agreement dated December 29, 2000, issued to Roger P. Baresel (filed as Exhibit 10.18 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

10.19	Stock Option Agreement dated February 29, 2000, issued to Wallace L Walcher (filed as Exhibit 10.19 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).	#

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
#

Exhibit Number	Exhibit

10.32	Promissory Note dated January 25, 2000, issued to Fullnet of Tahlequah, Inc.	#

10.33	Promissory Note dated February 7, 2000, issued to David Looper	#

10.34	Promissory Note dated February 29, 2000, issued to Wallace L. Walcher	#

10.35	Promissory Note dated June 2, 2000, issued to Lary Smith	#

10.36	Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C.	#

10.37	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.38	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.39	Form of Convertible Promissory Note dated September 6, 2002	#

10.40	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.41	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.42	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 30, 2003	#

10.43	Form 8-K dated January 30, 2003 reporting the change in certifying accountant	#

10.44	Form 8-K dated September 20, 2005 reporting the change in certifying accountant	#

10.45	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC	#

10.46	Employment Agreement with Jason Ayers dated January 1, 2011	*

22.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

#	Incorporated by reference.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: May 16, 2011	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: May 16, 2011	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer