Form 10-Q
period 2011-06-30
FULLNET COMMUNICATIONS INC
filed 2011-08-15
CIK 1092570

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 11, 2011, 8,578,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

		DECEMBER 31,
	JUNE 30,	2010
	2011	(Derived from
	(Unaudited)	Audited Statements)
ASSETS
CURRENT ASSETS
Cash	$9,371	$10,856
Accounts receivable, net	21,361	16,119
Prepaid expenses and other current assets	12,364	6,092

Total current assets	43,096	33,067

PROPERTY AND EQUIPMENT, net	79,017	86,065

OTHER ASSETS	11,957	5,288

TOTAL	$134,070	$124,420

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable, current portion	$355,815	$399,882
Accrued and other current liabilities, current portion	1,024,760	1,038,311
Notes payable, current portion	78,104	77,452
Deferred revenue	197,650	133,864

Total current liabilities	1,656,329	1,649,509

ACCRUED AND OTHER LIABILITIES, less current portion	20,874	18,265
NOTES PAYABLE, less current portion	262,438	274,848

Total liabilities	1,939,641	1,942,622

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 8,578,161 and 7,852,464 shares in 2011 and 2010, respectively	86	79
Additional paid-in capital	8,406,241	8,397,829
Accumulated deficit	(10,211,898)	(10,216,110)

Total stockholders’ deficit	(1,805,571)	(1,818,202)

TOTAL	$134,070	$124,420

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended			Six Months Ended
	June 30, 2011		June 30, 2010	June 30, 2011		June 30, 2010
REVENUES
Access service revenues		$56,644	$78,619		$121,490	$161,825
Co-location and other revenues		411,936	319,190		795,117	657,980

Total revenues		468,580	397,809		916,607	819,805

OPERATING COSTS AND EXPENSES
Cost of access service revenues		46,014	48,750		88,613	97,683
Cost of co-location and other revenues		93,119	95,513		184,582	188,443
Selling, general and administrative expenses		290,446	338,942		602,196	698,925
Depreciation and amortization		14,069	15,612		24,788	33,683

Total operating costs and expenses		443,648	498,817		900,179	1,018,734

INCOME (LOSS) FROM OPERATIONS		24,932	(101,008)		16,428	(198,929)

INTEREST EXPENSE		(6,010)	(20,370)		(12,216)	(40,558)

INCOME (LOSS) before income taxes		18,922	(121,378)		4,212	(239,487)

Income tax expense (benefit)		-	-		-	-

NET INCOME (LOSS)		$18,922	$(121,378)		$4,212	$(239,487)

Net income (loss) per share —basic	$	NIL	$(.02)	$	NIL	$(.03)

Net income (loss) per share — assuming dilution	$	NIL	$(.02)	$	NIL	$(.03)

Weighted average shares outstanding — basic		8,235,697	7,922,721		8,043,010	7,922,721

Weighted average shares outstanding — assuming dilution		8,445,895	7,922,721		8,696,270	7,922,721

			9

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Six Months Ended June 30, 2011

			Additional
	Common stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2011	7,852,464	$79	$8,397,829	$(10,216,110)	$(1,818,202)

Stock compensation expense	—	—	1,163	—	1,163

Stock options exercise	725,697	7	7,249	—	7,256

Net income	—	—	—	4,212	4,212

Balance at June 30, 2011	8,578,161	$86	$8,406,241	$(10,211,898)	$(1,805,571)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,212	$(239,487)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	24,788	33,683
Stock compensation	1,163	51
Provision for uncollectible accounts receivable	(4,693)	3,704
Net (increase) decrease in
Accounts receivable	(549)	(6,414)
Prepaid expenses and other current assets	(6,272)	4,141
Net increase (decrease) in
Accounts payable	(44,067)	24,112
Accrued and other liabilities	(10,942)	147,155
Deferred revenue	63,786	41,376

Net cash provided by operating activities	27,426	8,321

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(14,353)	(2,072)
Acquisition of business	(10,056)	—

Net cash used in investing activities	(24,409)	(2,072)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(11,758)	—
Proceeds from exercise of stock options	7,256	—

Net cash used in financing activities	(4,502)	—

Net increase (decrease) in cash	(1,485)	6,249
Cash at beginning of period	10,856	11,905

Cash at end of period	$9,371	$18,154

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$11,512	$8,920

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

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

At June 30, 2011, current liabilities exceed current assets by $1,613,233. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on a convertible promissory note (see Note 8 — Notes Payable). These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

	Three Months Ended			Six Months Ended
	June 30, 2011		June 30, 2010	June 30, 2011		June 30, 2010
Numerator:
Net income (loss)		$18,922	$(121,378)		$4,212	$(239,487)
Denominator:
Weighted average shares outstanding — basic		8,235,697	7,922,721		8,043,010	7,922,721
Effect of dilutive stock options		43,161	—		230,823	—
Effect of dilutive warrants		167,037	—		422,437	—

Weighted average shares outstanding — assuming dilution		8,445,895	7,922,721		8,696,270	7,922,721

Net income (loss) per share — basic	$	NIL	$(.02)	$	NIL	$(.03)

Net income (loss) per share — assuming dilution	$	NIL	$(.02)	$	NIL	$(.03)

Stock options to purchase 646,365 and 1,632,381 shares of common stock, respectively, at exercise prices ranging from $.05 to $1.00 and $.04 to $1.00 per share, respectively, were outstanding for the three and six months ended June 30, 2011, but were not included in the calculation of income (loss) per share – assuming dilution because the options were not dilutive.

Warrants to purchase 371,000 shares of common stock at exercise prices ranging from $.08 to $1.00 per share were outstanding for the three and six months ended June 30, 2011, but were not included in the calculation of income (loss) per share – assuming dilution because the warrants were not dilutive.

A convertible promissory note to purchase 107,843 shares of common stock at an exercise price of $1.00 per share was outstanding for the three and six months ended June 30, 2011, but was not included in the calculation of income (loss) per share – assuming dilution because the convertible promissory note was not dilutive.

Basic and diluted loss per share was the same for the three and six months ended June 30, 2010 because there was a net loss for each period.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2011	December 31, 2010

Accounts receivable	$215,146	$214,596
Less allowance for doubtful accounts	(193,785)	(198,477)

	$21,361	$16,119

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2011	December 31, 2010

Computers and equipment	$1,514,582	$1,500,229
Leasehold improvements	970,890	970,890
Software	57,337	57,337
Furniture and fixtures	28,521	28,521

	2,571,330	2,556,977
Less accumulated depreciation	(2,492,313)	(2,470,912)

	$79,017	$86,065

Depreciation expense for the three months ended June 30, 2011 and 2010 was $10,709 and $15,301, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 was $21,401 and $32,982, respectively.

7.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	June 30, 2011	December 31, 2010

Accrued interest	$2,437	$—
Accrued deferred compensation	842,431	867,582
Accrued other liabilities	200,766	188,994

	1,045,634	1,056,576

Less current portion	1,024,760	1,038,311

	$20,874	$18,265

The Company’s top three executive officers have employment agreements which contain a “Change in Control” provision which provides for the immediate lump sum payment of their accrued deferred compensation in the event of a qualifying event.  Accrued deferred compensation subject to this provision totaled approximately $573,477 and $639,042 at June 30, 2011 and December 31, 2010, respectively.

8.	NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2011	December 31, 2010
Convertible promissory note; interest at 12.5% of face amount, payable quarterly; this note is unsecured and matured in November 2003 (convertible into approximately 107,843 shares at June 30, 2011 and December 31, 2010) (1)	$55,000	$55,000

Secured promissory note from a shareholder; interest at 6%, requires monthly installments of interest only through December 30, 2010 then monthly installments of $3,301 including principal and interest; maturing December 30, 2011; secured by all tangible and intangible assets of the Company (2)	285,542	297,300

	340,542	352,300

Less current portion	78,104	77,452

	$262,438	$274,848

(1)

This convertible promissory note matured in November 2003. The Company has been unable to pay this note and has been making quarterly interest payments.  The lender has not made any demands for payment of the principal.  At June 30, 2011, the outstanding principal and accrued interest of the convertible promissory note was $56,733.

(2)

The Company agreed to issue additional shares of stock to the shareholder in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note. At June 30, 2011, the outstanding principal and interest of the secured promissory note was $286,246.

9.	COMMON STOCK OPTIONS AND WARRANTS

The following table summarizes the Company’s employee stock option activity for the three and six months ended June 30, 2011:

	Three Months	Weighted	Six Months	Weighted
	Ended	Average	Ended	Average
	June 30, 2011	Exercise Price	June 30, 2011	Exercise Price
Options outstanding, beginning of the period	2,581,311	$.14	1,804,584	$.50

Options granted during the period	-	-	819,697	.01

Options exercised during the period	(725,697)	.01	(725,697)	.01

Options expired during the period	(126,233)	.90	(169,203)	.93

Options outstanding, end of the period	1,729,381	$.14	1,729,381	$.14

The Company records compensation cost for new and modified awards over the related vesting period of such awards prospectively.

The following table summarizes the Company’s common stock purchase warrant and non-employee stock option activity for the three and six months ended June 30, 2011:

	Three Months	Weighted	Six Months	Weighted
	Ended	Average	Ended	Average
	June 30, 2011	Exercise Price	June 30, 2011	Exercise Price
Warrants and non-employee stock options outstanding, beginning and end of the period	591,000	$.49	591,000	$.49

10.	RECENTLY ISSUED ACCOUNTING STANDARDS

Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. The Company is currently evaluating the effect that the provisions of this pronouncement will have on its financial statements.

11.	COMMON STOCK

Stock options for 725,697 shares of the Company’s common stock were exercised in May 2011 for $7,256.

On December 29, 2009 the Company converted $248,578 of accrued interest on an interim loan from a shareholder into 497,156 restricted shares of the Company’s common stock valued at $.50 per share. These shares were equal to approximately 6.8% of the total number of shares outstanding and were issued on January 20, 2010. During the fourth quarter of 2009 this transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded. In connection with the conversion, the Company also agreed to issue additional shares of stock to the holder of a secured promissory note in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note (see Note 8 — Notes Payable). During the six months ended June 30, 2011, no shares other than employee stock options shares were issued by the Company at less than $.50 per share.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10 requires that an entity disclose the fair value of financial instruments for which it is practicable to estimate the value. The Company considers the carrying value of certain financial instruments on the balance sheets, including cash, accounts receivable, and other assets to be reasonable estimates of fair value. At June 30, 2011 and December 31, 2010, the carrying amount of the Company’s liabilities for corporate borrowings and other obligations was $1,939,641 and $1,942,622, respectively, and the fair value was estimated to be approximately $134,000 and $124,000, respectively. These amounts are based on the present value of estimated future cash outflows which is discounted based on the risk of nonperformance due to the uncertainty of the Company’s ability to continue as a going concern.

13.	CERTAIN RELATIONSHIPS

The Company has an operating lease for certain equipment which is leased from one of its shareholders whose parent company holds a $285,542 secured promissory note (see Note 8 — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company was unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease.  In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed.  In January and December 2009, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $3,445 and $773, respectively, on the operating lease.  At June 30, 2011 and December 31, 2010 the Company had recorded $256,443 in unpaid lease payments. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however the Company is in discussions with the lessor to restructure this liability.

14.	CONCENTRATIONS

During the six months ended June 30, 2011, the Company had two customers that each comprised approximately 14% and 9% of total revenues, respectively. During the three months ended June 30, 2011, these two customers each comprised approximately 13% and 10% of total revenues, respectively.  During the six months ended June 30, 2010, the Company had one customer that comprised approximately 14% of total revenues.  During the three months ended June 30, 2010, this customer comprised approximately 12% of total revenues.

15.	EMPLOYEE BENEFIT PLANS

The Company offers a SIMPLE IRA plan for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. Under the plan, the Company matches employee contributions to the plan up to 3% of the employee’s salary. The Company made matching contributions of $800 and $2,852, respectively, during the quarters ended June 30, 2011 and 2010. The Company made matching contributions of $1,704 and $5,769, respectively, during the six months ended June 30, 2011 and 2010.

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

Our principal executive offices are located at 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102, and our telephone number is (405) 236-8200. We also maintain Internet sites on the World Wide Web (“WWW”) at  www.fullnet.net, www.fulltel.com  and www.callmultiplier.com. Information contained on our Web sites is not and should not be deemed to be a part of this Report.

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At June 30, 2011 FullTel provided us with local telephone access in approximately 232 cities.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended				Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$56,644	12.1%	$78,619	19.8%	$121,490	13.3%	$161,825	19.7%
Co-location and other revenues	411,936	87.9	319,190	80.2	795,117	86.7	657,980	80.3

Total revenues	468,580	100.0	397,809	100.0	916,607	100.0	819,805	100.0

Cost of access service revenues	46,014	9.8	48,750	12.3	88,613	9.7	97,683	11.9
Cost of co-location and other revenues	93,119	19.9	95,513	24.0	184,582	20.1	188,443	23.0
Selling, general and administrative expenses	290,446	62.0	338,942	85.2	602,196	65.7	698,925	85.3
Depreciation and amortization	14,069	3.0	15,612	3.9	24,788	2.7	33,683	4.1

Total operating costs and expenses	443,648	94.7	498,817	125.4	900,179	98.2	1,018,734	124.3

Income (loss) from operations	24,932	5.3	(101,008)	(25.4)	16,428	1.8	(198,929)	(24.3)

Interest expense	(6,010)	(1.3)	(20,370)	(5.1)	(12,216)	(1.3)	(40,558)	(4.9)

Income (loss) before income taxes	18,922	4.0	(121,378)	(30.5)	4,212	0.5	(239,487)	(29.2)

Income tax (benefit)	-	-	-	-	-	-	-	-

Net income (loss)	$18,922	4.0%	$(121,378)	(30.5)%	$4,212	0.5%	$(239,487)	(29.2)%

Three Months Ended June 30, 2011 (the “2011 2nd Quarter”) Compared to Three Months Ended June 30, 2010 (the “2010 2nd Quarter”)

Revenues

Access service revenues decreased $21,975 or 27.5% to $56,644 for the 2011 2nd Quarter from $78,619 for the same period in

2010 primarily due to a decline in number of customers.

Co-location and other revenues increased $92,746 or 29.1% to $411,936 for the 2011 2nd Quarter from $319,190 for the same period in 2010. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service decreased $2,736 or 5.6% to $46,014 for the 2011 2nd Quarter from $48,750 for the same period in 2010.  This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 81.2% during the 2011 2nd Quarter, compared to 62.0% during the same period in 2010.

Cost of co-location and other revenues decreased $2,394 or 2.5% to $93,119 for the 2011 2nd Quarter from $95,513 for the same period in 2010 primarily related to reductions in equipment maintenance costs. Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 22.6% during the 2011 2nd Quarter, compared to 29.9% during the same period in 2010.

Selling, general and administrative expenses decreased $48,496 or 14.3% to $290,446 for the 2011 2nd Quarter compared to $338,942 for the same period in 2010.  This decrease was primarily related to a voluntary reduction in compensation and the associated payroll tax expense for the top five executive officers in the amount of approximately $16,788 per month, effective January 1, 2011.  Selling, general and administrative expenses as a percentage of total revenues decreased to 62.0% during the 2011 2nd Quarter from 85.2% during the 2010 2nd Quarter.

Depreciation and amortization expense decreased $1,543 or 9.9% to $14,069 for the 2011 2nd Quarter compared to $15,612 for the 2010 2nd Quarter primarily related to several assets reaching full depreciation.

Interest Expense

Interest expense decreased $14,360 or 70.5% to $6,010 for the 2011 2nd Quarter compared to $20,370 for the same period in 2010 primarily due to a decrease in notes payable.

Six Months Ended June 30, 2011 (the “2011 Period”) Compared to Six Months Ended June 30, 2010 (the “2010 Period”)

Revenues

Access service revenues decreased $40,335 or 24.9% to $121,490 for the 2011 Period from $161,825 for the 2010 Period primarily due to a decline in our number of customers.

Co-location and other revenues increased $137,137 or 20.8% to $795,117 for the 2011 Period from $657,980 for the 2010 Period. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $9,070 or 9.3% to $88,613 for the 2011 Period from $97,683 for the 2010 Period. This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 72.9% during the 2011 Period, compared to 60.4% during the 2010 Period.

Cost of co-location and other revenues decreased $3,861 or 2.0% to $184,582 for the 2011 Period from $188,443 for the 2010 Period primarily related to reductions in equipment maintenance costs. Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 23.2% during the 2011 Period, compared to 28.6% during the 2010 Period.

Selling, general and administrative expenses decreased $96,729 or 13.8% to $602,196 for the 2011 Period compared to $698,925 for the 2010 Period.  This decrease was primarily related to a voluntary reduction in compensation and the associated payroll tax expense for the top five executive officers in the amount of approximately $16,787 per month, effective January 1, 2011.  This decrease was offset primarily by an increase in advertising expense of $4,011. Selling, general and administrative expenses as a percentage of total revenues decreased to 65.7% during the 2011 Period from 85.3% during the 2010 Period.

Depreciation and amortization expense decreased $8,895 or 26.4% to $24,788 for the 2011 Period compared to $33,683 for the 2010 Period primarily related to several assets reaching full depreciation.

Interest Expense

Interest expense decreased $28,342 or 69.9% to $12,216 for the 2011 Period compared to $40,558 for the 2010 Period primarily related to a decrease in notes payable.

Liquidity and Capital Resources

As of June 30, 2011, we had $9,371 in cash and $1,656,329 in current liabilities, including $197,650 of deferred revenues that will not require settlement in cash.

At June 30, 2011and December 31, 2010, we had a working capital deficit of $1,613,233 and $1,616,442, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of June 30, 2011, of the $99,373 we owed to our trade creditors $25,167 was past due. We have no formal agreements regarding payment of these amounts. At June 30, 2011, $256,443 payable under a matured lease obligation was outstanding.  The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.  At June 30, 2011, we had outstanding principal and accrued interest owed on a matured convertible promissory note totaling $56,733.  We have been making quarterly interest payments on this note and the lender has not made any demands for payment of the principal.

In addition, during the six months ended June 30, 2011, we had two customers that each comprised approximately 14% and 9% of total revenues, respectively. During the 2nd Quarter 2011, these two customers each comprised approximately 13% and 10% of total revenues, respectively.  During the six months ended June 30, 2010, we had one customer that comprised approximately 14% of total revenues.  During the 2nd Quarter 2010, this customer comprised approximately 12% of total revenues.

Cash flow for the six-month periods ending June 30, 2011 and 2010 consist of the following.

	For the Six-Month Periods Ended
	June 30,
	2011	2010
Net cash flows provided by operations	$27,426	$8,321
Net cash flows used in investing activities	(24,409)	(2,072)
Net cash flows used in financing activities	(4,502)	—

Cash used for the purchase of equipment was $14,353 and $2,072, respectively, for the six months ended June 30, 2011 and 2010.  Cash used for the acquisition of a business was $10,056 for the six months ended June 30, 2011.

Cash used for principal payments on notes payable was $11,758 for the six months ended June 30, 2011.  Cash provided by the exercise of options was $7,256 for the six months ended June 30, 2011.

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

Until we obtain sufficient additional capital, the further development of our network will be delayed or we will be required to take other actions. Our inability to obtain additional capital resources has had and will continue to have a material adverse effect on our business, operating results and financial condition.

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

Financing Activities

We have a secured promissory note from a shareholder which requires monthly installments of interest only through December 30, 2010 then monthly installments of $3,301 including principal and interest which matures December 30, 2011 and is secured by all of our tangible and intangible assets (see Note 8 — Notes Payable to our financial statements, above). We agreed to issue additional shares of stock to the shareholder in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note. At June 30, 2011, the outstanding principal and interest of the secured promissory note was $286,246.

We have an operating lease for certain equipment which is leased from one of our shareholders whose parent company holds a $297,300 secured promissory note (see Note 8 — Notes Payable to our financial statements, above). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments.  In January and November 2006, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease.  In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income.  The lessor also agreed to accept payments of $499 per month on the balance owed.  In January and December 2009, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $3,445 and $773, respectively, on the operating lease.  At June 30, 2011 and December 31, 2010 we had recorded $256,443 in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.

We have a convertible promissory note that matured in November 2003. We have been unable to pay this note and have been making quarterly interest payments.  The lender has not made any demands for payment of the principal.  At June 30, 2011, the outstanding principal and accrued interest of the convertible promissory note was $56,733.

Recently Issued Accounting Standards

Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. Management is currently evaluating the effect that the provisions of this pronouncement will have on our financial statements.

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

We are in default on a convertible promissory note that matured in November 2003. This note bears interest at 12.5% per annum and is convertible into approximately 107,843 shares of our common stock. We have been unable to pay this note and have been making quarterly interest payments.  The lender has not made any demands for payment of the principal.  At June 30, 2011, the outstanding principal and accrued interest of the convertible promissory note was $56,733.

Item 5.	Other Information

During the three months ended June 30, 2011 all events reportable on Form 8-K were reported.

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

#

10.32	Promissory Note dated January 25, 2000, issued to Fullnet of Tahlequah, Inc.	#

10.33	Promissory Note dated February 7, 2000, issued to David Looper	#

10.34	Promissory Note dated February 29, 2000, issued to Wallace L. Walcher	#

10.35	Promissory Note dated June 2, 2000, issued to Lary Smith	#

10.36	Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C.	#

10.37	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.38	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

Exhibit
Number	Exhibit

10.39	Form of Convertible Promissory Note dated September 6, 2002	#

10.40	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.41	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.42	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 30, 2003	#

10.43	Form 8-K dated January 30, 2003 reporting the change in certifying accountant	#

10.44	Form 8-K dated September 20, 2005 reporting the change in certifying accountant	#

10.45	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC	#

10.46	Employment Agreement with Jason Ayers dated January 1, 2011	#

22.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

#	Incorporated by reference.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: August 11, 2011	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: August 11, 2011	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy J. Kilkenny, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2011 of Fullnet Communications, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 11, 2011

/s/ Timothy J. Kilkenny Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Roger P. Baresel, certify that:.

1.	I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2011 of Fullnet Communications, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 11, 2011

/s/ Roger P. Baresel, President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2011 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 11, 2011	/s/ Timothy J. Kilkenny,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2011 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 11, 2011	/s/ Roger P. Baresel,
President and Chief Financial and
Accounting Officer