Form 10-Q
period 2011-09-30
FULLNET COMMUNICATIONS INC
filed 2011-11-14
CIK 1092570

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 11, 2011, 8,578,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

		DECEMBER 31,
	SEPTEMBER 30,	2010
	2011	(Derived from
	(Unaudited)	Audited Statements)
ASSETS
CURRENT ASSETS
Cash	$11,751	$10,856
Accounts receivable, net	25,661	16,119
Prepaid expenses and other current assets	19,811	6,092

Total current assets	57,223	33,067

PROPERTY AND EQUIPMENT, net	89,023	86,065

OTHER ASSETS	8,599	5,288

TOTAL	$154,845	$124,420

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$368,753	$399,882
Accrued and other liabilities, current portion	1,025,919	1,038,311
Notes payable, current portion	78,450	77,452
Deferred revenue	182,994	133,864

Total current liabilities	1,656,116	1,649,509

ACCRUED AND OTHER LIABILITIES, less current portion	22,178	18,265
NOTES PAYABLE, less current portion	256,473	274,848

Total liabilities	1,934,767	1,942,622

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 8,578,161 and 7,852,464 shares in 2011 and 2010, respectively	86	79
Additional paid-in capital	8,406,919	8,397,829
Accumulated deficit	(10,186,927)	(10,216,110)

Total stockholders’ deficit	(1,779,922)	(1,818,202)

TOTAL	$154,845	$124,420

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended			Nine Months Ended
	September 30, 2011		September 30, 2010	September 30, 2011		September 30, 2010
REVENUES
Access service revenues		$63,353	$67,131		$184,843	$228,956
Co-location and other revenues		427,767	370,553		1,222,884	1,028,533

Total revenues		491,120	437,684		1,407,727	1,257,489

OPERATING COSTS AND EXPENSES
Cost of access service revenues		42,973	44,786		131,586	142,469
Cost of co-location and other revenues		89,273	111,269		273,855	299,712
Selling, general and administrative expenses		312,624	338,118		914,820	1,037,043
Depreciation and amortization		15,278	14,952		40,066	48,635

Total operating costs and expenses		460,148	509,125		1,360,327	1,527,859

INCOME (LOSS) FROM OPERATIONS		30,972	(71,441)		47,400	(270,370)

INTEREST EXPENSE		(6,001)	(20,567)		(18,217)	(61,125)

INCOME (LOSS) before income taxes		24,971	(92,008)		29,183	(331,495)

Income tax expense (benefit)		-	-		-	-

NET INCOME (LOSS)		$24,971	$(92,008)		$29,183	$(331,495)

Net income (loss) per common share —basic	$	NIL	$(.01)	$	NIL	$(.04)

Net income (loss) per common share — assuming dilution	$	NIL	$(.01)	$	NIL	$(.04)

Weighted average shares outstanding — basic		8,578,161	7,922,721		8,222,057	7,922,721

Weighted average shares outstanding — assuming dilution		8,735,675	7,922,721		8,724,387	7,922,721

			9

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Nine Months Ended September 30, 2011

			Additional
	Common stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2011	7,852,464	$79	$8,397,829	$(10,216,110)	$(1,818,202)

Stock compensation	—	—	1,841	—	1,841

Stock options exercise	725,697	7	7,249	—	7,256

Net income	—	—	—	29,183	29,183

Balance at September 30, 2011	8,578,161	$86	$8,406,919	$(10,186,927)	$(1,779,922)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$29,183	$(331,495)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	40,066	48,635
Stock compensation	1,841	63
Provision for uncollectible accounts receivable	901	5,052
Net (increase) decrease in
Accounts receivable	(10,443)	(19,344)
Prepaid expenses and other current assets	(13,719)	1,570
Net increase (decrease) in
Accounts payable	(31,129)	66,509
Accrued and other liabilities	(8,479)	218,682
Deferred revenue	49,130	26,480

Net cash provided by operating activities	57,351	16,152

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(36,279)	(19,518)
Acquisition of business	(10,056)	—

Net cash used in investing activities	(46,335)	(19,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(17,377)	—
Proceeds from exercise of stock options	7,256	—

Net cash used in financing activities	(10,121)	—

Net increase (decrease) in cash	895	(3,366)
Cash at beginning of period	10,856	11,905

Cash at end of period	$11,751	$8,539

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$15,795	$15,112

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

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

At September 30, 2011, current liabilities exceed current assets by $1,598,893. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on a convertible promissory note (see Note 8 — Notes Payable). These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

	Three Months Ended			Nine Months Ended
	September 30, 2011		September 30, 2010	September 30, 2011		September 30, 2010
Numerator:
Net income (loss)		$24,971	$(92,008)		$29,183	$(331,495)
Denominator:
Weighted average shares outstanding — basic		8,235,697	7,922,721		8,043,010	7,922,721
Effect of dilutive stock options		43,161	—		230,823	—
Effect of dilutive warrants		167,037	—		422,437	—

Weighted average shares outstanding — assuming dilution		8,445,895	7,922,721		8,696,270	7,922,721

Net income (loss) per share — basic	$	NIL	$(.01)	$	NIL	$(.04)

Net income (loss) per share — assuming dilution	$	NIL	$(.01)	$	NIL	$(.04)

Stock options to purchase 1,519,788 shares of common stock at exercise prices ranging from $.04 to $1.00 per share were outstanding for the three and nine months ended September 30, 2011, but were not included in the calculation of income (loss) per share – assuming dilution because the options were not dilutive.

Warrants to purchase 371,000 shares of common stock at exercise prices ranging from $.08 to $1.00 per share were outstanding for the three and nine months ended September 30, 2011, but were not included in the calculation of income (loss) per share – assuming dilution because the warrants were not dilutive.

A convertible promissory note to purchase 107,843 shares of common stock at an exercise price of $1.00 per share was outstanding for the three and nine months ended September 30, 2011, but was not included in the calculation of income (loss) per share – assuming dilution because the convertible promissory note was not dilutive.

Basic and diluted loss per share was the same for the three and nine months ended September 30, 2010 because there was a net loss for each period.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2011	December 31, 2010

Accounts receivable	$225,040	$214,596
Less allowance for doubtful accounts	(199,379)	(198,477)

	$25,661	$16,119

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2011	December 31, 2010

Computers and equipment	$1,515,647	$1,500,229
Leasehold improvements	991,750	970,890
Software	57,337	57,337
Furniture and fixtures	28,521	28,521

	2,593,255	2,556,977
Less accumulated depreciation	(2,504,232)	(2,470,912)

	$89,023	$86,065

Depreciation expense for the three months ended September 30, 2011 and 2010 was $11,919 and $14,721, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $33,320 and $47,704, respectively.

7.	ACCRUED AND OTHER LIABILITIES

Accrued and other current liabilities consist of the following:

	September 30, 2011	December 31, 2010

Accrued interest	$2,423	$—
Accrued deferred compensation	840,174	867,582
Accrued other liabilities	205,500	188,994

	1,048,097	1,056,576

Less current portion	1,025,919	1,038,311

	$22,178	$18,265

The Company’s top three executive officers have employment agreements which contain a “Change in Control” provision which provides for the immediate lump sum payment of their accrued deferred compensation in the event of a qualifying event.  Accrued deferred compensation subject to this provision totaled approximately $615,865 and $639,042 at September 30, 2011 and December 31, 2010, respectively.

8.	NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2011	December 31, 2010
Convertible promissory note; interest at 12.5% of face amount, payable quarterly; this note is unsecured and matured in November 2003 (convertible into approximately 107,843 shares at September 30, 2011 and December 31, 2010) (1)	$55,000	$55,000

Secured promissory note from a shareholder; interest at 6%, requires monthly installments of interest only through December 30, 2010 then monthly installments of $3,301 including principal and interest; maturing December 30, 2011; secured by all tangible and intangible assets of the Company (2)	279,923	297,300

	334,923	352,300

Less current portion	78,450	77,452

	$256,473	$274,848

(1)

This convertible promissory note matured in November 2003. The Company has been unable to pay this note and has been making quarterly interest payments.  The lender has not made any demands for payment of the principal.  At September 30, 2011, the outstanding principal and accrued interest of the convertible promissory note was $56,733.

(2)

The Company agreed to issue additional shares of stock to the shareholder in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note. At September 30, 2011, the outstanding principal and interest of the secured promissory note was $280,613.

9.	COMMON STOCK OPTIONS AND WARRANTS

The following table summarizes the Company’s employee stock option activity for the three and nine months ended September 30, 2011:

	Three Months	Weighted	Nine Months	Weighted
	Ended	Average	Ended	Average
	September 30, 2011	Exercise Price	September 30, 2011	Exercise Price
Options outstanding, beginning of the period	1,729,381	$.14	1,804,584	$.50

Options granted during the period	-	-	819,697	.01

Options exercised during the period	-	-	(725,697)	.01

Options expired during the period	(112,593)	.70	(281,796)	.84

Options outstanding, end of the period	1,616,788	$.10	1,616,788	$.10

The Company records compensation cost for new and modified awards over the related vesting period of such awards prospectively.

The following table summarizes the Company’s common stock purchase warrant and non-employee stock option activity for the three and nine months ended September 30, 2011:

	Three Months	Weighted	Nine Months	Weighted
	Ended	Average	Ended	Average
	September 30, 2011	Exercise Price	September 30, 2011	Exercise Price
Warrants and non-employee stock options outstanding, beginning and end of the period	591,000	$.49	591,000	$.49

10.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

On December 29, 2009 the Company converted $248,578 of accrued interest on an interim loan from a shareholder into 497,156 restricted shares of the Company’s common stock valued at $.50 per share. These shares were equal to approximately 6.8% of the total number of shares outstanding and were issued on January 20, 2010. During the fourth quarter of 2009 this transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded. In connection with the conversion, the Company also agreed to issue additional shares of stock to the holder of a secured promissory note in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note (see Note 8 — Notes Payable). During the nine months ended September 30, 2011, no shares other than employee stock options shares were issued by the Company at less than $.50 per share.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10 requires that an entity disclose the fair value of financial instruments for which it is practicable to estimate the value. The Company considers the carrying value of certain financial instruments on the balance sheets, including cash, accounts receivable, and other assets to be reasonable estimates of fair value. At September 30, 2011 and December 31, 2010, the carrying amount of the Company’s liabilities for corporate borrowings and other obligations was $1,934,767 and $1,942,622, respectively, and the fair value was estimated to be approximately $155,000 and $124,000, respectively. These amounts are based on the present value of estimated future cash outflows which is discounted based on the risk of nonperformance due to the uncertainty of the Company’s ability to continue as a going concern.

13.	CERTAIN RELATIONSHIPS

The Company has an operating lease for certain equipment which is leased from one of its shareholders whose parent company holds a $279,923 secured promissory note (see Note 8 — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company was unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease.  In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed.  In January and December 2009, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $3,445 and $773, respectively, on the operating lease.  At September 30, 2011 and December 31, 2010 the Company had recorded $256,443 in unpaid lease payments. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however the Company is in discussions with the lessor to restructure this liability.

14.	CONCENTRATIONS

During the nine months ended September 30, 2011, the Company had two customers that each comprised approximately 16% and 9% of total revenues, respectively. During the three months ended September 30, 2011, these two customers each comprised approximately 20% and 9% of total revenues, respectively.  During the nine months ended September 30, 2010, the Company had one customer that comprised approximately 14% of total revenues.  During the three months ended September 30, 2010, this customer comprised approximately 13% of total revenues.

15.	EMPLOYEE BENEFIT PLANS

The Company offers a SIMPLE IRA plan for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. Under the plan, the Company matches employee contributions to the plan up to 3% of the employee’s salary. The Company made matching contributions of $831 and $2,841, respectively, during the quarters ended September 30, 2011 and 2010. The Company made matching contributions of $2,534 and $8,611, respectively, during the nine months ended September 30, 2011 and 2010.

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At September 30, 2011 FullTel provided us with local telephone access in approximately 232 cities.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended				Nine Months Ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$63,353	12.9%	$67,131	13.7%	$184,843	13.1%	$228,956	17.8%
Co-location and other revenues	427,767	87.1	370,553	86.3	1,222,884	86.9	1,028,533	82.2

Total revenues	491,120	100.0	437,684	100.0	1,407,727	100.0	1,257,489	100.0

Cost of access service revenues	42,973	8.7	44,786	10.2	131,586	9.3	142,469	11.3
Cost of co-location and other revenues	89,273	18.2	111,269	25.4	273,855	19.5	299,712	23.8
Selling, general and administrative expenses	312,624	63.7	338,118	77.3	914,820	65.0	1,037,043	82.5
Depreciation and amortization	15,278	3.1	14,952	3.4	40,066	2.8	48,635	3.9

Total operating costs and expenses	460,148	93.7	509,125	116.3	1,360,327	96.6	1,527,859	121.5

Income (loss) from operations	30,972	6.3	(71,441)	(16.3)	47,400	3.4	(270,370)	(21.5)

Interest expense	(6,001)	(1.2)	(20,567)	(4.7)	(18,217)	(1.3)	(61,125)	(4.9)

Income (loss) before income taxes	24,971	5.1	(92,008)	(21.0)	29,183	2.1	(331,495)	(26.4)

Income tax (benefit)	-	-	-	-	-	-	-	-

Net income (loss)	$24,971	5.1%	$(92,008)	(21.0)%	$29,183	2.1%	$(331,495)	(26.4)%

Three Months Ended September 30, 2011 (the “2011 3rd Quarter”) Compared to Three Months Ended September 30, 2010 (the “2010 3rd Quarter”)

Revenues

Access service revenues decreased $3,778 or 5.6% to $63,353 for the 2011 3rd Quarter from $67,131 for the same period in

2010 primarily due to a decline in number of customers.

Co-location and other revenues increased $57,214 or 15.4% to $427,767 for the 2011 3rd Quarter from $370,553 for the same period in 2010. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service decreased $1,813 or 4.0% to $42,973 for the 2011 3rd Quarter from $44,786 for the same period in 2010.  This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 67.8% during the 2011 3rd Quarter, compared to 66.7 during the same period in 2010.

Cost of co-location and other revenues decreased $21,996 or 19.8% to $89,273 for the 2011 3rd Quarter from $111,269 for the same period in 2010.  This decrease was primarily due to a non-recurring cost in the 2010 3rd Quarter of $14,011 in addition to reductions in equipment maintenance costs of $6,210 and costs of servicing our traditional phone service customers of $6,359 due to a reduction in the number of customers utilizing that service.  These decreases were primarily offset by an increase in recurring rental costs of $3,868.  Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 20.9% during the 2011 3rd Quarter, compared to 30.0% during the same period in 2010.

Selling, general and administrative expenses decreased $25,494 or 7.5% to $312,624 for the 2011 3rd Quarter compared to $338,118 for the same period in 2010.  This decrease was primarily related to a voluntary reduction in compensation and the associated payroll tax expense for the top five executive officers in the amount of approximately $16,787 per month, effective January 1, 2011 resulting in a reduction of $46,405 for the 2011 Period compared to the 2010 Period.  There were also decreases in professional services and supplies expenses of $2,505 and $1,277, respectively.  These decreases were offset primarily by increases in employee costs, advertising, repair and maintenance, miscellaneous, taxes, travel and entertainment, bad debt and utilities expenses of $13,654, $1,863, $942, $1,594, $1,759, $1,160, $2,734 and $858, respectively.  Selling, general and administrative expenses as a percentage of total revenues decreased to 63.7% during the 2011 3rd Quarter from 77.3% during the 2010 3rd Quarter.

Depreciation and amortization expense increased $326 or 2.2% to $15,278 for the 2011 3rd Quarter compared to $14,952 for the 2010 3rd Quarter primarily related to the additional amortization related to the acquisition of a business.

Interest Expense

Interest expense decreased $14,566 or 70.8% to $6,001 for the 2011 3rd Quarter compared to $20,567 for the same period in 2010 primarily due to a decrease in notes payable.

Nine Months Ended September 30, 2011 (the “2011 Period”) Compared to Nine Months Ended September 30, 2010 (the “2010 Period”)

Revenues

Access service revenues decreased $44,113 or 18.3% to $184,843 for the 2011 Period from $228,956 for the 2010 Period primarily due to a decline in our number of customers.

Co-location and other revenues increased $194,351 or 18.9% to $1,222,884 for the 2011 Period from $1,028,533 for the 2010 Period. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $10,883 or 7.6% to $131,586 for the 2011 Period from $142,469 for the 2010 Period. This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 71.2% during the 2011 Period, compared to 62.2% during the 2010 Period.

Cost of co-location and other revenues decreased $25,857 or 8.6% to $273,855 for the 2011 Period from $299,712 for the 2010 Period.  This decrease was primarily related to a non-recurring cost in the 2010 Period of $14,011 in addition to reductions in equipment maintenance costs of $18,629 and costs of servicing our traditional phone service customers of $11,479 due to a reduction in the number of customers utilizing that service. These decreases were primarily offset by an increase in recurring rental costs of $10,499 and an increase in usage of long distance by our traditional phone service customers of $7,027.  Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 22.4% during the 2011 Period, compared to 29.1% during the 2010 Period.

Selling, general and administrative expenses decreased $122,223 or 11.8% to $914,820 for the 2011 Period compared to $1,037,043 for the 2010 Period.  This decrease was primarily related to a voluntary reduction in compensation and the associated payroll tax expense for the top five executive officers in the amount of approximately $16,787 per month, effective January 1, 2011 resulting in a reduction of $131,305 for the 2011 Period compared to the 2010 Period.  There were also decreases in professional services, supplies, bad debt and agent commission expenses of $13,872, $3,863, $2,472 and $1,711, respectively.  These decreases were offset primarily by increases in rent, employee costs, advertising, repair and maintenance, miscellaneous, and utilities expenses of $10,635, $7,415, $5,874, $2,734, $2,202, $1,300, respectively.  Selling, general and administrative expenses as a percentage of total revenues decreased to 65.0% during the 2011 Period from 82.5% during the 2010 Period.

Depreciation and amortization expense decreased $8,569 or 17.6% to $40,066 for the 2011 Period compared to $48,635 for the 2010 Period primarily related to several assets reaching full depreciation.

Interest Expense

Interest expense decreased $42,908 or 70.2% to $18,217 for the 2011 Period compared to $61,125 for the 2010 Period primarily related to a decrease in notes payable.

Liquidity and Capital Resources

As of September 30, 2011, we had $11,751 in cash and $1,656,116 in current liabilities, including $182,994 of deferred revenues that will not require settlement in cash.

At September 30, 2011and December 31, 2010, we had a working capital deficit of $1,598,893 and $1,616,442, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of September 30, 2011, of the $112,310 we owed to our trade creditors $54,926 was past due. We have no formal agreements regarding payment of these amounts. At September 30, 2011, $256,443 payable under a matured lease obligation was outstanding.  The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.  At September 30, 2011, we had outstanding principal and accrued interest owed on a matured convertible promissory note totaling $56,733.  We have been making quarterly interest payments on this note and the lender has not made any demands for payment of the principal.

In addition, during the nine months ended September 30, 2011, we had two customers that each comprised approximately 16% and 9% of total revenues, respectively. During the 3rd Quarter 2011, these two customers each comprised approximately 20% and 9% of total revenues, respectively.  During the nine months ended September 30, 2010, we had one customer that comprised approximately 14% of total revenues.  During the 3rd Quarter 2010, this customer comprised approximately 13% of total revenues.

Cash flow for the nine-month periods ending September 30, 2011 and 2010 consist of the following.

	For the Nine-Month Periods Ended
	September 30,
	2011	2010
Net cash flows provided by operations	$57,351	$16,152
Net cash flows used in investing activities	(46,335)	(19,518)
Net cash flows used in financing activities	(10,121)	—

Cash used for the purchase of equipment was $36,279 and $19,518, respectively, for the nine months ended September 30, 2011 and 2010.  Cash used for the acquisition of a business was $10,056 for the nine months ended September 30, 2011.

Cash used for principal payments on notes payable was $17,377 for the nine months ended September 30, 2011.  Cash provided by the exercise of options was $7,256 for the nine months ended September 30, 2011.

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

Financing Activities

We have a secured promissory note from a shareholder which requires monthly installments of interest only through December 30, 2010 then monthly installments of $3,301 including principal and interest which matures December 30, 2011 and is secured by all of our tangible and intangible assets (see Note 8 — Notes Payable to our financial statements, above). We agreed to issue additional shares of stock to the shareholder in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note. At September 30, 2011, the outstanding principal and interest of the secured promissory note was $280,613.

We have an operating lease for certain equipment which is leased from one of our shareholders whose parent company holds a $279,923 secured promissory note (see Note 8 — Notes Payable to our financial statements, above). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments.  In January and November 2006, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease.  In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income.  The lessor also agreed to accept payments of $499 per month on the balance owed.  In January and December 2009, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $3,445 and $773, respectively, on the operating lease.  At September 30, 2011 and December 31, 2010 we had recorded $256,443 in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.

We have a convertible promissory note that matured in November 2003. We have been unable to pay this note and have been making quarterly interest payments.  The lender has not made any demands for payment of the principal.  At September 30, 2011, the outstanding principal and accrued interest of the convertible promissory note was $56,733.

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

We are in default on a convertible promissory note that matured in November 2003. This note bears interest at 12.5% per annum and is convertible into approximately 107,843 shares of our common stock. We have been unable to pay this note and have been making quarterly interest payments.  The lender has not made any demands for payment of the principal.  At September 30, 2011, the outstanding principal and accrued interest of the convertible promissory note was $56,733.

Item 5.	Other Information

During the three months ended September 30, 2011 all events reportable on Form 8-K were reported.

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

#

10.32	Promissory Note dated January 25, 2000, issued to Fullnet of Tahlequah, Inc.	#

10.33	Promissory Note dated February 7, 2000, issued to David Looper	#

10.34	Promissory Note dated February 29, 2000, issued to Wallace L. Walcher	#

10.35	Promissory Note dated June 2, 2000, issued to Lary Smith	#

10.36	Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C.	#

10.37	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.38	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

Exhibit
Number	Exhibit

10.39	Form of Convertible Promissory Note dated September 6, 2002	#

10.40	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.41	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.42	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 30, 2003	#

10.43	Form 8-K dated January 30, 2003 reporting the change in certifying accountant	#

10.44	Form 8-K dated September 20, 2005 reporting the change in certifying accountant	#

10.45	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC	#

10.46	Employment Agreement with Jason Ayers dated January 1, 2011	#

10.47	Employment Agreement with Timothy J. Kilkenny dated July 6, 2011	*

10.48	Employment Agreement with Roger P. Baresel dated July 6, 2011	*

10.49	Employment Agreement with Jason Ayers dated July 6, 2011	*

22.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

#	Incorporated by reference.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: November 14, 2011	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: November 14, 2011	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

-

EXHIBIT 10.47

EMPLOYMENT AGREEMENT

THIS AGREEMENT is made and entered into this 6th day of July 2011, but is effective for all purposes as of the Commencement Date (as hereinafter defined), by and between FullNet Communications, Inc. (the "Company"), an Oklahoma corporation, and Timothy J. Kilkenny ("Kilkenny"), an individual.

WITNESSETH:

WHEREAS, the Company and Kilkenny desire to enter into a new long-term employment agreement to replace the existing employment agreement between them dated July 31, 2002, on the terms and conditions hereinafter provided;

NOW, THEREFORE, for and in consideration of the conditions herein below to be performed on the part of the respective parties hereto, and in consideration of the mutuality thereof, the parties hereto agree as follows:

1.  Term of Employment.  The Company hereby agrees to employ Kilkenny as Chairman of the Board and Chief Executive Officer of the Company, and Kilkenny hereby accepts such employment and agrees to serve the Company as its Chairman of the Board and Chief Executive Officer.  The term of employment under this Agreement shall commence on July 1, 2011 (the “Commencement Date), and shall continue through December 31, 2016; provided, however, the term of this agreement shall automatically be extended for additional three-year terms, unless either party give notice of termination to the other on or before June 30 in the year of termination, commencing June 30, 2016 ("Period of Employment").

2.  Duties.  Substantially all of the duties and responsibilities of Kilkenny, subject to such travel as the duties of Kilkenny hereunder may reasonably require, shall be performed by Kilkenny at and from the corporate offices of the Company in Oklahoma City, Oklahoma.

2.1  Time and Best Efforts.  During the term of employment hereunder, Kilkenny shall be a full-time employee and shall devote his time, attention, skill, energy and best efforts as a full-time employee to the duties assigned to him from time to time as Chairman of the Board and Chief Executive Officer by the Board of Directors of the Company, which duties shall be of the general character referred to in Section 2.2, and shall, but without obligation hereunder, serve the Company in the other executive officer positions to which he may be elected or appointed by the Board of Directors of the Company, subject to acceptance by Kilkenny of such other executive officer position or positions.  Notwithstanding the foregoing, Kilkenny may (i) engage in other business pursuits or other endeavors which do not conflict with his ability to perform his duties on a best efforts basis to the business interests of the Company and (ii) become a director of other corporations and engage in charitable, civic and other similar pursuits; provided, however, that such other business pursuits or other endeavors do not interfere with his devoting his best efforts to his duties to the Company or violate the duty of loyalty and care which Kilkenny has to the Company by reason of this Agreement or in his capacity as an executive officer of the Company.

2.2  Supervision.  As an employee and Chairman of the Board and Chief Executive Officer of the Company (and other executive officer positions held by Kilkenny), Kilkenny shall be responsible for the general management of the business operations of the Company which shall be subject to the overall supervision and instructions of the Board of Directors of the Company.

3.  Compensation and Other Benefits.  During the Period of Employment, the Company shall pay or provide to Kilkenny, and Kilkenny shall be entitled to receive or have maintained for his benefit, for his services such compensation as the Board of Directors shall fix from time to time, but not less than the following amounts and benefits:

3.1  Regular Compensation.  The salary paid by the Company to Kilkenny under this Section 3.1 shall be not less than $5,138 per month, such monthly salary shall be subject to not less than a five percent (5%) increase, on each

January 1 during the Period of Employment, based upon the monthly compensation paid Kilkenny during the month of December immediately preceding the applicable January 1.  Payment of such salary shall be made in installments in accordance with the Company's compensation payments to its other employees.  Salary paid in accordance with this Section 3.1 shall be considered Kilkenny's "regular compensation."

3.2  Bonus Compensation.  In addition to regular compensation, Kilkenny shall be eligible for annual bonuses that are not guaranteed and are to be determined by the Company‘s Board of Directors.

3.3  Grant of Stock Options.  From time to time the Company may grant stock options to its executive officers as determined by the Board of Directors (or the Compensation Committee and/or Stock Option Committee established by the Board of Directors).  To the extent that stock options are granted by the Board of Directors (or the Compensation Committee and/or Stock Option Committee established by the Board of Directors) to its executive officers, Kilkenny shall be deemed to be a member of the group to which stock options are granted, and his stock option grants shall be determined in the same manner as are the stock option grants of other executives in the group.  In no event shall this Agreement have any effect upon the stock options granted to Kilkenny prior to the date of execution of this Agreement.

3.4  Entertainment, Travel and Similar Expense Reimbursement.  Kilkenny is hereby authorized to incur reasonable expenses for the promotion of the Company's business, including entertainment, travel, lodging, meals, and similar expenses, and he shall be reimbursed therefore, by the Company upon his presentation of itemized accounts of such expenditures.

3.5  Health, Dental, and Disability Insurance Arrangements and Programs.  The Company shall provide to Kilkenny (including coverage of the dependents of Kilkenny) health, medical, dental, and disability insurance benefits comparable to those provided to the executive officers of the Company either as a group or individually.

3.6  Vacation and Leave; Holidays.  Kilkenny shall be entitled to (i) vacation leave with pay (at his regular compensation rate at the time such vacation leave is taken) during each calendar year of the Period of Employment, and (ii) reasonable periods of sick leave with pay (at his regular compensation rate at the time such sick leave is taken) commensurate with his position, in accordance with Company policy as established by the Board of Directors.  Any annual vacation leave not taken by Kilkenny during a calendar year shall accumulate, and, at the option of Kilkenny, he may elect to receive his vacation compensation (at his regular compensation rate at the time of such election) in lieu of taking vacation leave.  Kilkenny shall be entitled to all paid holidays observed by the Company.

3.7  Automobile and Cellular Phone.  At Kilkenny's sole option, the Company shall (i) pay to Kilkenny an automobile allowance of seven hundred dollars ($700) per month, payable on the first day of each month, or (ii) the use of a Company owned or leased automobile, the make and model to be selected and determined in Kilkenny's sole discretion and pay all costs and expenses of operation, including without limitation insurance (in such amounts as mutually agreed upon by Kilkenny and the Company), gasoline, repairs, maintenance.  Furthermore, and the Company shall provide to Kilkenny, at the sole cost and expense of the Company, a cellular phone to assist Kilkenny in the performance of his duties and responsibilities as an executive officer and employee of the Company.

3.8  Life Insurance.  The Company shall provide to Kilkenny and maintain term insurance, at the Company's sole cost and expense, covering the life of Kilkenny in the face amount of $500,000 (the "Life Insurance Policy"), the proceeds of which shall be payable to such beneficiary that Kilkenny shall designate or, in the event of failure to designate a named beneficiary, shall be payable to the estate of Kilkenny.  Upon expiration of the Period of Employment, the Company shall assign and transfer to Kilkenny, without any payment therefore by Kilkenny, the Life Insurance Policy in the event ownership thereof is not maintained in the name of Kilkenny.

3.9  No Limitation on Other Obligations of Company.  No regular compensation or bonus compensation payment or the providing of any other compensation benefits to Kilkenny pursuant to this Agreement shall in any way limit or reduce any other obligation of the Company to Kilkenny as an employee of the Company.  Kilkenny shall be entitled to participate in and receive benefits under any employee benefit plan or arrangement made available by the Company (both as of the effective date of this Agreement as well as in the future) to its employees or to any executive officer of the Company.

3.10  Employment Termination.  In the event of (i) a termination (as defined below) of Kilkenny's employment with the Company prior to the end of the Period of Employment, or (ii) termination of Kilkenny’s employment at the end of the Period of Employment, the Company shall pay or provide the following:

3.10.1  Lump Sum Payment of Regular Compensation and Bonus Compensation.  The Company shall pay to Kilkenny (i) in a lump sum an amount equal to the regular compensation payments for the remainder of the Period of Employment at the salary rate of regular compensation as provided in Section 3.1 to which Kilkenny would have been entitled if Kilkenny had remained in the employ of the Company for the remainder of the Period of Employment, (ii) the automobile allowance, in such amount and payable in accordance with and as provided by Section 3.7 during the remainder of the Period of Employment, and (iii) payment of the insurance premiums on the policies of insurance required to be maintained by the Company in accordance with and as provided by Sections 3.8 and 4.1 during the remained of the Period of Employment.  The lump sum payment pursuant to (i) of this Section 3.10.1 shall be paid to Kilkenny on or before the date of termination of Kilkenny's employment pursuant to Section 3.10.

3.10.2  Incentive Compensation and Stock Options.  The Company shall provide Kilkenny with the following (or the value thereof):

(i) incentive compensation (including, but not limited to, the right to receive and exercise stock options and stock appreciation rights and to receive restricted stock and grants thereof and similar incentive compensation benefits) to which Kilkenny would have been entitled under all incentive compensation plans maintained by the Company if Kilkenny had remained in the employ of the Company for the remainder of the Period of Employment; and

(ii) the employee benefits (including, but not limited to, coverage under medical, dental, disability and life insurance arrangements or programs) to which Kilkenny would have been entitled under all employee benefit plans, programs and arrangements maintained by the Company in the event Kilkenny had remained employed by the Company for the remainder of the Period of Employment.

3.10.3  Release of Personal Liability for the Company’s Liabilities.  The Company shall obtain the complete release of Kilkenny from all personal liability for any and all of the Company’s debts, including but not limited to leases and promissory notes, and provide Kilkenny with acceptable proof (as determined in Kilkenny’s sole discretion) of said release no later than ten business days prior to the last day of Kilkenny’s employment by the Company.

3.10.4  Lump Sum Payment of Other Amounts Due Kilkenny.  The Company shall pay to Kilkenny in a lump sum an amount equal to the sum of (i) all accrued but unpaid compensation that has been previously deferred due to the Company’s financial difficulties, (ii) all amounts advanced and/or loaned by Kilkenny to the Company, and (iii) any and all other amounts due Kilkenny.   The Company shall pay the lump sum payment pursuant to this Section 3.10.4 to Kilkenny on or before the last day of Kilkenny’s employment.

3.11  Termination and Cause Defined.  The term "termination" shall mean termination by the Company, upon 60 days’ prior written notice to Kilkenny, of the employment of Kilkenny with the Company for any reason other than cause (as defined below), or resignation of Kilkenny upon the occurrence of either (i) a significant change in the nature or scope of Kilkenny's authorities or duties from those described in Section 2, a reduction in his compensation or breach by the Company of any other provision of this Agreement, (ii) a reasonable determination by Kilkenny that, as a result of a change in circumstances regarding his duties, he is unable to exercise his authorities, powers, functions or duties attached to his executive officer position or positions with the Company as contemplated in Section 2, or (iii) a change in control within the meaning of Section 3.12.  The term "cause" means gross misconduct materially injurious to the Company or willful and material breach of this Agreement by Kilkenny that results in material injury to the Company.

3.12  Change of Control Defined.  For purposes of this Agreement, each of the following specified events shall be deemed a "change of control":  (i) any third person, including a "group" as defined in Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended, becomes the beneficial owner of shares of the Company or of proxies or other rights pertaining to the Company which carry 25 percent or more of the total number of votes for the election of the Board of Directors of the Company or with respect to a merger, consolidation or sale; (ii) as result of, or in connection with, any cash tender offer, merger, or other business combination of the foregoing, the persons who were directors of the Company immediately prior to such event cease to constitute a majority of the Board of Directors of the Company; (iii) the approval of an agreement providing either for a transaction or series of transactions by which the Company will cease to be an independent publicly-owned company or for a sale, lease or other disposition of all or substantially all of the assets of the Company; (iv) the determination by Kilkenny, in his sole discretion, that a Change of Control has occurred; or following any public offering of securities of the Company during any period of 24 consecutive months the persons who were members of the Company's Board of Directors at the commencement of the period cease for any reason to constitute a majority of the Company's Board of Directors.

4.  Disability or Death.

4.1  Disability.  The Company shall provide and maintain, at its sole cost and expense, a policy of disability insurance covering the sickness, disability or incapacity of Kilkenny (the "Disability Policy"), the terms, extent of coverage (including the nature of disabilities cover thereby) and the issuer thereof shall be within the sole discretion of Kilkenny.  In no event shall the Disability Policy provide for a monthly disability payment to Kilkenny of less than $5,000 per month in the event of his disability within the meaning of the Disability Policy.  During any period from the date of the commencement of period that Kilkenny's is absent from work due to sickness, disability or incapacity and until commencement of his receipt of payments of the monthly disability benefits under the Disability Policy, Kilkenny shall continue to be entitled to receive and the Company shall pay and provide his regular compensation, bonus compensation and the other compensation and benefits, in accordance with and as provided in Sections 3.1 through 3.8 during the remaining Period of Employment.  The Company hereby agrees and acknowledges that the Company undertakes and assumes the risk of all such disability, incapacity or inability of Kilkenny during the Period of Employment (except to the extent such risk is insured against pursuant to the Disability Policy) to perform the services contemplated by Section 2 by reason of sickness, disability, incapacity or other inability.  Upon expiration of the Period of Employment, the Company shall assign and transfer to Kilkenny, without any payment therefore by Kilkenny, the Disability Policy in the event ownership thereof is not maintained in the name of Kilkenny.

4.2  Death.  In the event Kilkenny shall die during the period Kilkenny is employed by the Company pursuant to this Agreement, this Agreement shall terminate effective on the last day of the month following the date of death, and the Company shall pay to the wife of Kilkenny, or if unmarried at the time of his death, to the estate of Kilkenny, the regular compensation and bonus compensation payable to Kilkenny pursuant to Sections 3.1 and 3.2 and for a period of three (3) months following the effective date of such employment termination pursuant to this Section 4.2, payable on the dates provided for such compensation payment there under.

4.3  Accrued Compensation; Benefits; Reimbursement.  In the event of termination of this Agreement pursuant to Section 4.1 and/or Section 4.2 of this Agreement, Kilkenny (or his wife or if unmarried on the date of his death his estate) shall be entitled to receive accrued and unpaid expense reimbursements, automobile allowance and any unpaid bonus amounts awarded to Kilkenny prior to such termination and stock option grants awarded to Kilkenny prior to such termination exercisable in accordance with the terms of such stock option grants, as well as the benefits set forth Sections 3.10.3 and 3.10.4.

5.  Termination for Cause.  In the event the Board of Directors of the Company determines in good faith that Kilkenny is guilty of willful misconduct or gross negligence materially injurious to the Company in the performance of the services contemplated by this Agreement, the Company shall have the right, by resolution unanimously adopted by all members (other than Kilkenny) of the Board of Directors of the Company, to terminate this Agreement at the end of any month by giving not less than 60 days' prior written notice to Kilkenny of its election to so terminate this Agreement, and all obligations hereunder shall thereupon terminate thereafter, except for those obligations set forth in Sections 3.10.3 and 3.10.4.

6.  Non-Competition.  During the period Kilkenny is employed by the Company pursuant to this Agreement, Kilkenny may engage in any other employment or pursuit of other endeavors which does not conflict with his ability to perform his duties to the business interests of the Company, provided that such other employment or pursuit of other endeavors does not violate the duty of loyalty and care which Kilkenny has to the Company by reason of this Agreement or in his capacity as an executive officer of the Company.

7.  Confidentiality.  During the period that Kilkenny is employed by the Company, and for a period of one year thereafter, Kilkenny will not divulge to anyone, other than the Company or persons designated by the Company in writing, any confidential material information directly or indirectly useful in any aspect of the business of the Company or any of its subsidiaries or affiliates, as conducted from time to time, as to which Kilkenny is now, or at any time during employment shall become, informed and which is not then generally known to the public or recognized as standard practice.

8.  Certain Provisions to Survive Termination; Etc.  Notwithstanding any termination of his employment under this Agreement, Kilkenny, in consideration of his employment hereunder to the date of such termination, shall remain bound by the provisions of Section 7, and consequently, in addition to all other remedies that may be available to it, the Company shall be entitled to injunctive relief for any actual or threatened violation of such Sections.

9.  Non-Assignability.  Neither party hereto shall have the right to assign this Agreement or any rights or obligations hereunder without the written consent of the other party.

10.  Arbitration.  Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in the City of Oklahoma City in accordance with the laws of the State of Oklahoma by three arbitrators, one of whom shall be appointed by the Company, one by Kilkenny and the third by the two arbitrators appointed by the Company and Kilkenny.  If the arbitrators appointed by the Company and Kilkenny cannot agree on the appointment of a third arbitrator, then the third arbitrator shall be appointed by the Chief Judge of the United States District Court of the Western District of Oklahoma.  The arbitration shall be conducted in accordance with the rules of the American Arbitration Association, except with respect to the selection of arbitrators which shall be as provided in this Section 10.  Judgment upon the award rendered by the arbitrators may be entered in any court having jurisdiction thereof.  In the event that is shall be necessary or desirable for Kilkenny to retain legal counsel and/or incur other costs and expenses in connection with the enforcement of any and all of his rights under this Agreement, he shall be entitled to recover from the Company reasonable attorneys' fees and costs and expenses incurred by him in connection with the enforcement of said rights, regardless of the final outcome.

11.  Notice.  All notices required or permitted to be given hereunder shall be in writing and shall be deemed to have been given forty-eight (48) hours after depositing in the United States mail, certified mail, postage prepaid, addressed to the party to receive such notice at the address set forth herein below or such other address as either party may give to the other in writing pursuant to written notice pursuant to this Section:

If to Kilkenny:

Mr. Timothy J. Kilkenny

2571 S. Penn

Newcastle, OK  73065

If to the Company:

FullNet Communications, Inc.

201 Robert S. Kerr Avenue, Suite 210

Oklahoma City, OK  73102

12.  General.  The terms and provisions herein contained (i) may be amended or modified only by a written instrument executed by the parties hereto, and (ii) shall be construed and enforced in accordance with the laws in effect in the State of Oklahoma without regard to its conflicts of law provisions.  Failure by a party hereto to require performance of any provision of this Agreement shall not affect, impair or waive such party's right to require full performance at any time thereafter.

This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement on the 6th day of July, 2011.

"Company"

FULLNET COMMUNICATIONS, INC.

By:  __/s/ Roger P. Baresel_________________________

       Roger P. Baresel, President & Chief Financial Officer

“Kilkenny”

_/s/ Timothy J. Kilkenny_______________________

        Timothy J. Kilkenny

EXHIBIT 10.48

EMPLOYMENT AGREEMENT

THIS AGREEMENT is made and entered into this 6th day of July 2011, but is effective for all purposes as of the Commencement Date (as hereinafter defined), by and between FullNet Communications, Inc. (the "Company"), an Oklahoma corporation, and Roger P. Baresel ("Baresel"), an individual.

WITNESSETH:

WHEREAS, the Company and Baresel desire to enter into a new long-term employment agreement to replace the existing employment agreement between them dated July 31, 2002, on the terms and conditions hereinafter provided;

NOW, THEREFORE, for and in consideration of the conditions herein below to be performed on the part of the respective parties hereto, and in consideration of the mutuality thereof, the parties hereto agree as follows:

1.  Term of Employment.  The Company hereby agrees to employ Baresel as President and Chief Financial Officer of the Company, and Baresel hereby accepts such employment and agrees to serve the Company as its President and Chief Financial Officer.  The term of employment under this Agreement shall commence on July 1, 2011 (the “Commencement Date), and shall continue through December 31, 2016; provided, however, the term of this agreement shall automatically be extended for additional three-year terms, unless either party give notice of termination to the other on or before June 30 in the year of termination, commencing June 30, 2016 ("Period of Employment").

2.  Duties.  Substantially all of the duties and responsibilities of Baresel, subject to such travel as the duties of Baresel hereunder may reasonably require, shall be performed by Baresel at and from the corporate offices of the Company in Oklahoma City, Oklahoma.

2.1  Time and Best Efforts.  During the term of employment hereunder, Baresel shall be a full-time employee and shall devote his time, attention, skill, energy and best efforts as a full-time employee to the duties assigned to him from time to time as President and Chief Financial Officer by the Board of Directors of the Company, which duties shall be of the general character referred to in Section 2.2, and shall, but without obligation hereunder, serve the Company in the other executive officer positions to which he may be elected or appointed by the Board of Directors of the Company, subject to acceptance by Baresel of such other executive officer position or positions.  Notwithstanding the foregoing, Baresel may (i) engage in other business pursuits or other endeavors which do not conflict with his ability to perform his duties on a best efforts basis to the business interests of the Company and (ii) become a director of other corporations and engage in charitable, civic and other similar pursuits; provided, however, that such other business pursuits or other endeavors do not interfere with his devoting his best efforts to his duties to the Company or violate the duty of loyalty and care which Baresel has to the Company by reason of this Agreement or in his capacity as an executive officer of the Company.

2.2  Supervision.  As an employee and President and Chief Financial Officer of the Company (and other executive officer positions held by Baresel), Baresel shall be responsible for overseeing and managing the financial activities of the Company which shall be subject to the overall supervision and instructions of the Board of Directors of the Company.

3.  Compensation and Other Benefits.  During the Period of Employment, the Company shall pay or provide to Baresel, and Baresel shall be entitled to receive or have maintained for his benefit, for his services such compensation as the Board of Directors shall fix from time to time, but not less than the following amounts and benefits:

3.1  Regular Compensation.  The salary paid by the Company to Baresel under this Section 3.1 shall be not less than $3,751 per month, such monthly salary shall be subject to not less than a five percent (5%) increase, on each January 1 during the Period of Employment, based upon the monthly compensation paid Baresel during the month of December immediately preceding the applicable January 1.  Payment of such salary shall be made in installments in accordance with the Company's compensation payments to its other employees.  Salary paid in accordance with this Section 3.1 shall be considered Baresel's "regular compensation."

3.2  Bonus Compensation.  In addition to regular compensation, Baresel shall be eligible for annual bonuses that are not guaranteed and are to be determined by the Company‘s Board of Directors.

3.3  Grant of Stock Options.  From time to time the Company may grant stock options to its executive officers as determined by the Board of Directors (or the Compensation Committee and/or Stock Option Committee established by the Board of Directors).  To the extent that stock options are granted by the Board of Directors (or the Compensation Committee and/or Stock Option Committee established by the Board of Directors) to its executive officers, Baresel shall be deemed to be a member of the group to which stock options are granted, and his stock option grants shall be determined in the same manner as are the stock option grants of other executives in the group.  In no event shall this Agreement have any effect upon the stock options granted to Baresel prior to the date of execution of this Agreement.

3.4  Entertainment, Travel and Similar Expense Reimbursement.  Baresel is hereby authorized to incur reasonable expenses for the promotion of the Company's business, including entertainment, travel, lodging, meals, and similar expenses, and he shall be reimbursed therefore, by the Company upon his presentation of itemized accounts of such expenditures.

3.5  Health, Dental, and Disability Insurance Arrangements and Programs.  The Company shall provide to Baresel (including coverage of the dependents of Baresel) health, medical, dental, and disability insurance benefits comparable to those provided to the executive officers of the Company either as a group or individually.

3.6  Vacation and Leave; Holidays.  Baresel shall be entitled to (i) vacation leave with pay (at his regular compensation rate at the time such vacation leave is taken) during each calendar year of the Period of Employment, and (ii) reasonable periods of sick leave with pay (at his regular compensation rate at the time such sick leave is taken) commensurate with his position, in accordance with Company policy as established by the Board of Directors.  Any annual vacation leave not taken by Baresel during a calendar year shall accumulate, and, at the option of Baresel, he may elect to receive his vacation compensation (at his regular compensation rate at the time of such election) in lieu of taking vacation leave.  Baresel shall be entitled to all paid holidays observed by the Company.

3.7  Automobile and Cellular Phone.  At Baresel's sole option, the Company shall (i) pay to Baresel an automobile allowance of five hundred dollars ($500) per month, payable on the first day of each month, or (ii) the use of a Company owned or leased automobile, the make and model to be selected and determined in Baresel's sole discretion and pay all costs and expenses of operation, including without limitation insurance (in such amounts as mutually agreed upon by Baresel and the Company), gasoline, repairs, maintenance.  Furthermore, and the Company shall provide to Baresel, at the sole cost and expense of the Company, a cellular phone to assist Baresel in the performance of his duties and responsibilities as an executive officer and employee of the Company.

3.8  Life Insurance.  The Company shall provide to Baresel and maintain term insurance, at the Company's sole cost and expense, covering the life of Baresel in the face amount of $250,000 (the "Life Insurance Policy"), the proceeds of which shall be payable to such beneficiary that Baresel shall designate or, in the event of failure to designate a named beneficiary, shall be payable to the estate of Baresel.  Upon expiration of the Period of Employment, the Company shall assign and transfer to Baresel, without any payment therefore by Baresel, the Life Insurance Policy in the event ownership thereof is not maintained in the name of Baresel.

3.9  No Limitation on Other Obligations of Company.  No regular compensation or bonus compensation payment or the providing of any other compensation benefits to Baresel pursuant to this Agreement shall in any way limit or reduce any other obligation of the Company to Baresel as an employee of the Company.  Baresel shall be entitled to participate in and receive benefits under any employee benefit plan or arrangement made available by the Company (both as of the effective date of this Agreement as well as in the future) to its employees or to any executive officer of the Company.

3.10  Employment Termination.  In the event of (i) a termination (as defined below) of Baresel's employment with the Company prior to the end of the Period of Employment, or (ii) termination of Baresel’s employment at the end of the Period of Employment, the Company shall pay or provide the following:

3.10.1  Lump Sum Payment of Regular Compensation and Bonus Compensation.  The Company shall pay to Baresel (i) in a lump sum an amount equal to the regular compensation payments for the remainder of the Period of Employment at the salary rate of regular compensation as provided in Section 3.1 to which Baresel would have been entitled if Baresel had remained in the employ of the Company for the remainder of the Period of Employment, (ii) the automobile allowance, in such amount and payable in accordance with and as provided by Section 3.7 during the remainder of the Period of Employment, and (iii) payment of the insurance premiums on the policies of insurance required to be maintained by the Company in accordance with and as provided by Sections 3.8 and 4.1 during the remained of the Period of Employment.  The lump sum payment pursuant to (i) of this Section 3.10.1 shall be paid to Baresel on or before the date of termination of Baresel's employment pursuant to Section 3.10.

3.10.2  Incentive Compensation and Stock Options.  The Company shall provide Baresel with the following (or the value thereof):

(i) incentive compensation (including, but not limited to, the right to receive and exercise stock options and stock appreciation rights and to receive restricted stock and grants thereof and similar incentive compensation benefits) to which Baresel would have been entitled under all incentive compensation plans maintained by the Company if Baresel had remained in the employ of the Company for the remainder of the Period of Employment; and

(ii) the employee benefits (including, but not limited to, coverage under medical, dental, disability and life insurance arrangements or programs) to which Baresel would have been entitled under all employee benefit plans, programs and arrangements maintained by the Company in the event Baresel had remained employed by the Company for the remainder of the Period of Employment.

3.10.3  Release of Personal Liability for the Company’s Liabilities.  The Company shall obtain the complete release of Baresel from all personal liability for any and all of the Company’s debts, including but not limited to leases and promissory notes, and provide Baresel with acceptable proof (as determined in Baresel’s sole discretion) of said release no later than ten business days prior to the last day of Baresel’s employment by the Company.

3.10.4  Lump Sum Payment of Other Amounts Due Baresel.  The Company shall pay to Baresel in a lump sum an amount equal to the sum of (i) all accrued but unpaid compensation that has been previously deferred due to the Company’s financial difficulties, (ii) all amounts advanced and/or loaned by Baresel to the Company, and (iii) any and all other amounts due Baresel.   The Company shall pay the lump sum payment pursuant to this Section 3.10.4 to Baresel on or before the last day of Baresel’s employment.

3.11  Termination and Cause Defined.  The term "termination" shall mean termination by the Company, upon 60 days’ prior written notice to Baresel, of the employment of Baresel with the Company for any reason other than cause (as defined below), or resignation of Baresel upon the occurrence of either (i) a significant change in the nature or scope of Baresel's authorities or duties from those described in Section 2, a reduction in his compensation or breach by the Company of any other provision of this Agreement, (ii) a reasonable determination by Baresel that, as a result of a change in circumstances regarding his duties, he is unable to exercise his authorities, powers, functions or duties attached to his executive officer position or positions with the Company as contemplated in Section 2, or (iii) a change in control within the meaning of Section 3.12.  The term "cause" means gross misconduct materially injurious to the Company or willful and material breach of this Agreement by Baresel that results in material injury to the Company.

3.12  Change of Control Defined.  For purposes of this Agreement, each of the following specified events shall be deemed a "change of control":  (i) any third person, including a "group" as defined in Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended, becomes the beneficial owner of shares of the

Company or of proxies or other rights pertaining to the Company which carry 25 percent or more of the total number of votes for the election of the Board of Directors of the Company or with respect to a merger, consolidation or sale; (ii) as result of, or in connection with, any cash tender offer, merger, or other business combination of the foregoing, the persons who were directors of the Company immediately prior to such event cease to constitute a majority of the Board of Directors of the Company; (iii) the approval of an agreement providing either for a transaction or series of transactions by which the Company will cease to be an independent publicly-owned company or for a sale, lease or other disposition of all or substantially all of the assets of the Company; (iv) the determination by Baresel, in his sole discretion, that a Change of Control has occurred; or following any public offering of securities of the Company during any period of 24 consecutive months the persons who were members of the Company's Board of Directors at the commencement of the period cease for any reason to constitute a majority of the Company's Board of Directors.

4.  Disability or Death.

4.1  Disability.  The Company shall provide and maintain, at its sole cost and expense, a policy of disability insurance covering the sickness, disability or incapacity of Baresel (the "Disability Policy"), the terms, extent of coverage (including the nature of disabilities cover thereby) and the issuer thereof shall be within the sole discretion of Baresel.  In no event shall the Disability Policy provide for a monthly disability payment to Baresel of less than $3,334 per month in the event of his disability within the meaning of the Disability Policy.  During any period from the date of the commencement of period that Baresel's is absent from work due to sickness, disability or incapacity and until commencement of his receipt of payments of the monthly disability benefits under the Disability Policy, Baresel shall continue to be entitled to receive and the Company shall pay and provide his regular compensation, bonus compensation and the other compensation and benefits, in accordance with and as provided in Sections 3.1 through 3.8 during the remaining Period of Employment.  The Company hereby agrees and acknowledges that the Company undertakes and assumes the risk of all such disability, incapacity or inability of Baresel during the Period of Employment (except to the extent such risk is insured against pursuant to the Disability Policy) to perform the services contemplated by Section 2 by reason of sickness, disability, incapacity or other inability.  Upon expiration of the Period of Employment, the Company shall assign and transfer to Baresel, without any payment therefore by Baresel, the Disability Policy in the event ownership thereof is not maintained in the name of Baresel.

4.2  Death.  In the event Baresel shall die during the period Baresel is employed by the Company pursuant to this Agreement, this Agreement shall terminate effective on the last day of the month following the date of death, and the Company shall pay to the wife of Baresel, or if unmarried at the time of his death, to the estate of Baresel, the regular compensation and bonus compensation payable to Baresel pursuant to Sections 3.1 and 3.2 and for a period of three (3) months following the effective date of such employment termination pursuant to this Section 4.2, payable on the dates provided for such compensation payment there under.

4.3  Accrued Compensation; Benefits; Reimbursement.  In the event of termination of this Agreement pursuant to Section 4.1 and/or Section 4.2 of this Agreement, Baresel (or his wife or if unmarried on the date of his death his estate) shall be entitled to receive accrued and unpaid expense reimbursements, automobile allowance and any unpaid bonus amounts awarded to Baresel prior to such termination and stock option grants awarded to Baresel prior to such termination exercisable in accordance with the terms of such stock option grants, as well as the benefits set forth Sections 3.10.3 and 3.10.4.

5.  Termination for Cause.  In the event the Board of Directors of the Company determines in good faith that Baresel is guilty of willful misconduct or gross negligence materially injurious to the Company in the performance of the services contemplated by this Agreement, the Company shall have the right, by resolution unanimously adopted by all members (other than Baresel) of the Board of Directors of the Company, to terminate this Agreement at the end of any month by giving not less than 60 days' prior written notice to Baresel of its election to so terminate this Agreement, and all obligations hereunder shall thereupon terminate thereafter, except for those obligations set forth in Sections 3.10.3 and 3.10.4.

6.  Non-Competition.  During the period Baresel is employed by the Company pursuant to this Agreement, Baresel may engage in any other employment or pursuit of other endeavors which does not conflict with his ability to perform his duties to the business interests of the Company, provided that such other employment or pursuit of other endeavors does not violate the duty of loyalty and care which Baresel has to the Company by reason of this Agreement or in his capacity as an executive officer of the Company.

7.  Confidentiality.  During the period that Baresel is employed by the Company, and for a period of one year thereafter, Baresel will not divulge to anyone, other than the Company or persons designated by the Company in writing, any confidential material information directly or indirectly useful in any aspect of the business of the Company or any of its subsidiaries or affiliates, as conducted from time to time, as to which Baresel is now, or at any time during employment shall become, informed and which is not then generally known to the public or recognized as standard practice.

8.  Certain Provisions to Survive Termination; Etc.  Notwithstanding any termination of his employment under this Agreement, Baresel, in consideration of his employment hereunder to the date of such termination, shall remain bound by the provisions of Section 7, and consequently, in addition to all other remedies that may be available to it, the Company shall be entitled to injunctive relief for any actual or threatened violation of such Sections.

9.  Non-Assignability.  Neither party hereto shall have the right to assign this Agreement or any rights or obligations hereunder without the written consent of the other party.

10.  Arbitration.  Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in the City of Oklahoma City in accordance with the laws of the State of Oklahoma by three arbitrators, one of whom shall be appointed by the Company, one by Baresel and the third by the two arbitrators appointed by the Company and Baresel.  If the arbitrators appointed by the Company and Baresel cannot agree on the appointment of a third arbitrator, then the third arbitrator shall be appointed by the Chief Judge of the United States District Court of the Western District of Oklahoma.  The arbitration shall be conducted in accordance with the rules of the American Arbitration Association, except with respect to the selection of arbitrators which shall be as provided in this Section 10.  Judgment upon the award rendered by the arbitrators may be entered in any court having jurisdiction thereof.  In the event that is shall be necessary or desirable for Baresel to retain legal counsel and/or incur other costs and expenses in connection with the enforcement of any and all of his rights under this Agreement, he shall be entitled to recover from the Company reasonable attorneys' fees and costs and expenses incurred by him in connection with the enforcement of said rights, regardless of the final outcome.

11.  Notice.  All notices required or permitted to be given hereunder shall be in writing and shall be deemed to have been given forty-eight (48) hours after depositing in the United States mail, certified mail, postage prepaid, addressed to the party to receive such notice at the address set forth herein below or such other address as either party may give to the other in writing pursuant to written notice pursuant to this Section:

If to Baresel:

Mr. Roger P. Baresel

3509 Banner Court

Edmond, OK 73013

If to the Company:

FullNet Communications, Inc.

201 Robert S. Kerr Avenue, Suite 210

Oklahoma City, OK  73102

12.  General.  The terms and provisions herein contained (i) may be amended or modified only by a written instrument executed by the parties hereto, and (ii) shall be construed and enforced in accordance with the laws in effect in the State of Oklahoma without regard to its conflicts of law provisions.  Failure by a party hereto to require performance of any provision of this Agreement shall not affect, impair or waive such party's right to require full performance at any time thereafter.

This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement on the 6th day of July, 2011.

"Company"

FULLNET COMMUNICATIONS, INC.

By:  _/s/ Timothy J. Kilkenny_________________

       Timothy J. Kilkenny, Chief Executive Officer

“Baresel”

_/s/ Roger P. Baresel____________________

        Roger P. Baresel

EXHIBIT 10.49

EMPLOYMENT AGREEMENT

THIS AGREEMENT is made and entered into this 6th day of July 2011, but is effective for all purposes as of the Commencement Date (as hereinafter defined), by and between FullNet Communications, Inc. (the "Company"), an Oklahoma corporation, and Jason Ayers ("Ayers"), an individual.

WITNESSETH:

WHEREAS, the Company and Ayers desire to enter into a new long-term employment agreement to replace the existing employment agreement between them dated January 1, 2011, on the terms and conditions hereinafter provided;

NOW, THEREFORE, for and in consideration of the conditions herein below to be performed on the part of the respective parties hereto, and in consideration of the mutuality thereof, the parties hereto agree as follows:

1.  Term of Employment.  The Company hereby agrees to employ Ayers as VP - Operations of the Company, and Ayers hereby accepts such employment and agrees to serve the Company as its VP - Operations.  The term of employment under this Agreement shall commence on July 1, 2011 (the “Commencement Date), and shall continue through December 31, 2016; provided, however, the term of this agreement shall automatically be extended for additional three-year terms, unless either party give notice of termination to the other on or before June 30 in the year of termination, commencing June 30, 2016 ("Period of Employment").

2.  Duties.  Substantially all of the duties and responsibilities of Ayers, subject to such travel as the duties of Ayers hereunder may reasonably require, shall be performed by Ayers at and from the corporate offices of the Company in Oklahoma City, Oklahoma.

2.1  Time and Best Efforts.  During the term of employment hereunder, Ayers shall be a full-time employee and shall devote his time, attention, skill, energy and best efforts as a full-time employee to the duties assigned to him from time to time as VP - Operations by the Board of Directors of the Company, which duties shall be of the general character referred to in Section 2.2, and shall, but without obligation hereunder, serve the Company in the other executive officer positions to which he may be elected or appointed by the Board of Directors of the Company, subject to acceptance by Ayers of such other executive officer position or positions.  Notwithstanding the foregoing, Ayers may (i) engage in other business pursuits or other endeavors which do not conflict with his ability to perform his duties on a best efforts basis to the business interests of the Company and (ii) become a director of other corporations and engage in charitable, civic and other similar pursuits; provided, however, that such other business pursuits or other endeavors do not interfere with his devoting his best efforts to his duties to the Company or violate the duty of loyalty and care which Ayers has to the Company by reason of this Agreement or in his capacity as an executive officer of the Company.

2.2  Supervision.  As an employee and VP - Operations of the Company (and other executive officer positions held by Ayers), Ayers shall be responsible for overseeing and managing the operational activities of the Company which shall be subject to the overall supervision and instructions of the Chief Executive Officer, President and Board of Directors of the Company.

3.  Compensation and Other Benefits.  During the Period of Employment, the Company shall pay or provide to Ayers, and Ayers shall be entitled to receive or have maintained for his benefit, for his services such compensation as the Board of Directors shall fix from time to time, but not less than the following amounts and benefits:

3.1  Regular Compensation.  The salary paid by the Company to Ayers under this Section 3.1 shall be not less than $5,703 per month, such monthly salary shall be subject to not less than a five percent (5%) increase, on each January 1 during the Period of Employment, based upon the monthly compensation paid Ayers during the month of December immediately preceding the applicable January 1.  Payment of such salary shall be made in installments in accordance with the Company's compensation payments to its other employees.  Salary paid in accordance with this Section 3.1 shall be considered Ayers' "regular compensation."

3.2  Bonus Compensation.  In addition to regular compensation, Ayers shall be eligible for annual bonuses that are not guaranteed and are to be determined by the Company‘s Board of Directors.

3.3  Grant of Stock Options.  From time to time the Company may grant stock options to its executive officers as determined by the Board of Directors (or the Compensation Committee and/or Stock Option Committee established by the Board of Directors).  To the extent that stock options are granted by the Board of Directors (or the Compensation Committee and/or Stock Option Committee established by the Board of Directors) to its executive officers, Ayers shall be deemed to be a member of the group to which stock options are granted, and his stock option grants shall be determined in the same manner as are the stock option grants of other executives in the group.  In no event shall this Agreement have any effect upon the stock options granted to Ayers prior to the date of execution of this Agreement.

3.4  Entertainment, Travel and Similar Expense Reimbursement.  Ayers is hereby authorized to incur reasonable expenses for the promotion of the Company's business, including entertainment, travel, lodging, meals, cell phone, Internet access and similar expenses, and he shall be reimbursed therefore, by the Company upon his presentation of itemized accounts of such expenditures.

3.5  Health, Dental and Disability Insurance Arrangements and Programs.  The Company shall provide to Ayers (including coverage of the dependents of Ayers) health, medical, dental and disability insurance benefits comparable to those provided to the executive officers of the Company either as a group or individually.

3.6  Vacation and Leave; Holidays.  Ayers shall be entitled to (i) vacation leave with pay (at his regular compensation rate at the time such vacation leave is taken) during each calendar year of the Period of Employment, and (ii) reasonable periods of sick leave with pay (at his regular compensation rate at the time such sick leave is taken) commensurate with his position, in accordance with Company policy as established by the Board of Directors.  Any annual vacation leave not taken by Ayers during a calendar year shall accumulate, and, at the option of Ayers, he may elect to receive his vacation compensation (at his regular compensation rate at the time of such election) in lieu of taking vacation leave.  Ayers shall be entitled to all paid holidays observed by the Company.

3.7  No Limitation on Other Obligations of Company.  No regular compensation or bonus compensation payment or the providing of any other compensation benefits to Ayers pursuant to this Agreement shall in any way limit or reduce any other obligation of the Company to Ayers as an employee of the Company.  Ayers shall be entitled to participate in and receive benefits under any employee benefit plan or arrangement made available by the Company (both as of the effective date of this Agreement as well as in the future) to its employees or to any executive officer of the Company.

3.8  Employment Termination.  In the event of (i) a termination (as defined below) of Ayers' employment with the Company prior to the end of the Period of Employment, or (ii) termination of Ayers’ employment at the end of the Period of Employment, the Company shall pay or provide the following:

3.8.1  Lump Sum Payment of Regular Compensation and Bonus Compensation.  The Company shall pay to Ayers (i) in a lump sum an amount equal to the regular compensation payments for the remainder of the Period of Employment at the salary rate of regular compensation as provided in Section 3.1 to which Ayers would have been entitled if Ayers had remained in the employ of the Company for the remainder of the Period of Employment, and (ii) payment of the insurance premiums on the policies of insurance required to be maintained by the Company in accordance with and as provided by Section 3.5 during the remained of the Period of Employment.  The lump sum payment pursuant to (i) of this Section 3.8.1 shall be paid to Ayers on or before the date of termination of Ayers' employment pursuant to Section 3.8.

3.8.2  Incentive Compensation and Stock Options.  The Company shall provide Ayers with the following (or the value thereof):

(i) incentive compensation (including, but not limited to, the right to receive and exercise stock options and stock appreciation rights and to receive restricted stock and grants thereof and similar incentive compensation benefits) to which Ayers would have been entitled under all incentive compensation plans maintained by the Company if Ayers had remained in the employ of the Company for the remainder of the Period of Employment; and

(ii) the employee benefits (including, but not limited to, coverage under medical, dental, and disability insurance arrangements or programs) to which Ayers would have been entitled under all employee benefit plans, programs and arrangements maintained by the Company in the event Ayers had remained employed by the Company for the remainder of the Period of Employment.

3.8.3  Release of Personal Liability for the Company’s Liabilities.  The Company shall obtain the complete release of Ayers from all personal liability for any and all of the Company’s debts, including but not limited to leases and promissory notes, and provide Ayers with acceptable proof (as determined in Ayers’ sole discretion) of said release no later than ten business days prior to the last day of Ayers’ employment by the Company.

3.8.4  Lump Sum Payment of Other Amounts Due Ayers.  The Company shall pay to Ayers in a lump sum an amount equal to the sum of (i) all accrued but unpaid compensation that has been previously deferred due to the Company’s financial difficulties, (ii) all amounts advanced and/or loaned by Ayers to the Company, and (iii) any and all other amounts due Ayers.   The Company shall pay the lump sum payment pursuant to this Section 3.8.4 to Ayers on or before the last day of Ayers’ employment.

3.9  Termination and Cause Defined.  The term "termination" shall mean termination by the Company, upon 60 days’ prior written notice to Ayers, of the employment of Ayers with the Company for any reason other than cause (as defined below), or resignation of Ayers upon the occurrence of either (i) a significant change in the nature or scope of Ayers' authorities or duties from those described in Section 2, a reduction in his compensation or breach by the Company of any other provision of this Agreement, (ii) a reasonable determination by Ayers that, as a result of a change in circumstances regarding his duties, he is unable to exercise his authorities, powers, functions or duties attached to his executive officer position or positions with the Company as contemplated in Section 2, or (iii) a change in control within the meaning of Section 3.10.  The term "cause" means gross misconduct materially injurious to the Company or willful and material breach of this Agreement by Ayers that results in material injury to the Company.

3.10  Change of Control Defined.  For purposes of this Agreement, each of the following specified events shall be deemed a "change of control":  (i) any third person, including a "group" as defined in Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended, becomes the beneficial owner of shares of the Company or of proxies or other rights pertaining to the Company which carry 25 percent or more of the total number of votes for the election of the Board of Directors of the Company or with respect to a merger, consolidation or sale; (ii) as result of, or in connection with, any cash tender offer, merger, or other business combination of the foregoing, the persons who were directors of the Company immediately prior to such event cease to constitute a majority of the Board of Directors of the Company; (iii) the approval of an agreement providing either for a transaction or series of transactions by which the Company will cease to be an independent publicly-owned company or for a sale, lease or other disposition of all or substantially all of the assets of the Company; (iv) the determination by Ayers, in his sole discretion, that a Change of Control has occurred; or following any public offering of securities of the Company during any period of 24 consecutive months the persons who were members of the Company's Board of Directors at the commencement of the period cease for any reason to constitute a majority of the Company's Board of Directors.

4.  Disability or Death.

4.1  Disability.  Ayers shall maintain at his sole cost and expense  a policy of disability insurance covering the sickness, disability or incapacity of Ayers (the "Disability Policy"), the terms, extent of coverage (including the nature of disabilities cover thereby) and the issuer thereof shall be within the sole discretion of Ayers.  During any period from the date of the commencement of period that Ayers' is absent from work due to sickness, disability or incapacity and until commencement of his receipt of payments of the monthly disability benefits under the

Disability Policy, Ayers shall continue to be entitled to receive and the Company shall pay and provide his regular compensation, bonus compensation and the other compensation and benefits, in accordance with and as provided in Sections 3.1 through 3.6 during the remaining Period of Employment.  The Company hereby agrees and acknowledges that the Company undertakes and assumes the risk of all such disability, incapacity or inability of Ayers during the Period of Employment (except to the extent such risk is insured against pursuant to the Disability Policy) to perform the services contemplated by Section 2 by reason of sickness, disability, incapacity or other inability.

4.2  Death.  In the event Ayers shall die during the period Ayers is employed by the Company pursuant to this Agreement, this Agreement shall terminate effective on the last day of the month following the date of death, and the Company shall pay to the wife of Ayers, or if unmarried at the time of his death, to the estate of Ayers, the regular compensation and bonus compensation payable to Ayers pursuant to Sections 3.1 and 3.2 and for a period of three (3) months following the effective date of such employment termination pursuant to this Section 4.2, payable on the dates provided for such compensation payment there under.

4.3  Accrued Compensation; Benefits; Reimbursement.  In the event of termination of this Agreement pursuant to Section 4.1 and/or Section 4.2 of this Agreement, Ayers (or his wife or if unmarried on the date of his death his estate) shall be entitled to receive accrued and unpaid expense reimbursements and any unpaid bonus amounts awarded to Ayers prior to such termination and stock option grants awarded to Ayers prior to such termination exercisable in accordance with the terms of such stock option grants, as well as the benefits set forth Sections 3.8.3 and 3.8.4.

5.  Termination for Cause.  In the event the Board of Directors of the Company determines in good faith that Ayers is guilty of willful misconduct or gross negligence materially injurious to the Company in the performance of the services contemplated by this Agreement, the Company shall have the right, by resolution unanimously adopted by all members (other than Ayers) of the Board of Directors of the Company, to terminate this Agreement at the end of any month by giving not less than 60 days' prior written notice to Ayers of its election to so terminate this Agreement, and all obligations hereunder shall thereupon terminate thereafter, except for those obligations set forth in Sections 3.8.3 and 3.8.4.

6.  Non-Competition.  During the period Ayers is employed by the Company pursuant to this Agreement, Ayers may engage in any other employment or pursuit of other endeavors which does not conflict with his ability to perform his duties to the business interests of the Company, provided that such other employment or pursuit of other endeavors does not violate the duty of loyalty and care which Ayers has to the Company by reason of this Agreement or in his capacity as an executive officer of the Company.

7.  Confidentiality.  During the period that Ayers is employed by the Company, and for a period of one year thereafter, Ayers will not divulge to anyone, other than the Company or persons designated by the Company in writing, any confidential material information directly or indirectly useful in any aspect of the business of the Company or any of its subsidiaries or affiliates, as conducted from time to time, as to which Ayers is now, or at any time during employment shall become, informed and which is not then generally known to the public or recognized as standard practice.

8.  Certain Provisions to Survive Termination; Etc.  Notwithstanding any termination of his employment under this Agreement, Ayers, in consideration of his employment hereunder to the date of such termination, shall remain bound by the provisions of Section 7, and consequently, in addition to all other remedies that may be available to it, the Company shall be entitled to injunctive relief for any actual or threatened violation of such Sections.

9.  Non-Assignability.  Neither party hereto shall have the right to assign this Agreement or any rights or obligations hereunder without the written consent of the other party.

10.  Arbitration.  Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in the City of Oklahoma City in accordance with the laws of the State of Oklahoma by three arbitrators, one of whom shall be appointed by the Company, one by Ayers and the third by the two arbitrators appointed by the Company and Ayers.  If the arbitrators appointed by the Company and Ayers cannot agree on the appointment of a third arbitrator, then the third arbitrator shall be appointed by the Chief Judge of the United States District Court of the Western District of Oklahoma.  The arbitration shall be conducted in accordance with the rules of the American

Arbitration Association, except with respect to the selection of arbitrators which shall be as provided in this Section 10.  Judgment upon the award rendered by the arbitrators may be entered in any court having jurisdiction thereof.  In the event that is shall be necessary or desirable for Ayers to retain legal counsel and/or incur other costs and expenses in connection with the enforcement of any and all of his rights under this Agreement, he shall be entitled to recover from the Company reasonable attorneys' fees and costs and expenses incurred by him in connection with the enforcement of said rights, regardless of the final outcome.

11.  Notice.  All notices required or permitted to be given hereunder shall be in writing and shall be deemed to have been given forty-eight (48) hours after depositing in the United States mail, certified mail, postage prepaid, addressed to the party to receive such notice at the address set forth herein below or such other address as either party may give to the other in writing pursuant to written notice pursuant to this Section:

If to Ayers:

Mr. Jason Ayers

4012 Calliope Court

Yukon, OK 73099

If to the Company:

FullNet Communications, Inc.

201 Robert S. Kerr Avenue, Suite 210

Oklahoma City, OK  73102

12.  General.  The terms and provisions herein contained (i) may be amended or modified only by a written instrument executed by the parties hereto, and (ii) shall be construed and enforced in accordance with the laws in effect in the State of Oklahoma without regard to its conflicts of law provisions.  Failure by a party hereto to require performance of any provision of this Agreement shall not affect, impair or waive such party's right to require full performance at any time thereafter.

This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement on the 6th day of July, 2011.

"Company"

FULLNET COMMUNICATIONS, INC.

By:  _/s/ Timothy J. Kilkenny_________________

       Timothy J. Kilkenny, Chief Executive Officer

“Ayers”

_/s/ Jason Ayers________________________

        Jason Ayers

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy J. Kilkenny, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2011 of Fullnet Communications, Inc.;

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

Date: November 14, 2011

/s/ Timothy J. Kilkenny Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Roger P. Baresel, certify that:.

1.	I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2011 of Fullnet Communications, Inc.;

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

Date: November 14, 2011

/s/ Roger P. Baresel, President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2011 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2011	/s/ Timothy J. Kilkenny,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2011 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2011	/s/ Roger P. Baresel,
President and Chief Financial and
Accounting Officer