Form 10-K
period 2011-12-31
FULLNET COMMUNICATIONS INC
filed 2012-03-29
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer   ☐                                                                                             Accelerated filer   ☐

Non-accelerated filer   ☐                                                                                               Smaller reporting company   ☑

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

     The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of the Common Stock, as of the last business day (June 30, 2011) of registrant’s completed second quarter was $264,207.

As of March 28, 2012, 9,118,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FULLNET COMMUNICATIONS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2011

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

Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will prove to be correct. Our actual results could be materially different from our expectations, including the following:

—	We may lose subscribers or fail to grow our subscriber base;

—	We may not successfully integrate new subscribers or assets obtained through acquisitions, if any;

—	We may fail to compete with existing and new competitors;

—	We may not adequately respond to technological developments impacting the Internet;

—	We may experience a major system failure; and

—	We may not be able to find needed capital resources.

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma.  FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services.  At December 31, 2011 FullTel provided us with local telephone access in approximately 232 cities.

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

Our Business Strategy

As an integrated communications provider, we intend to increase shareholder value by continuing to build scale through both acquisitions and internal growth and then leveraging increased revenues over our fixed-costs base. Our strategy is to meet the customer service requirements of retail, business, educational and government Internet users in our target markets, while benefiting from the scale advantages obtained through being a fully integrated backbone and broadband provider. The key elements of our overall strategy with respect to our principal business operations are described below.

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

Generate Internal Sales Growth

We intend to expand our customer base by increasing our marketing efforts. At December 31, 2011, our direct sales force consisted of one individual in our Oklahoma City office coordinating all our business-to-business solutions sales. We currently have independent re-sellers responsible for their individual markets. Our sales force is supported in its efforts by technical engineers and our senior management. In addition, we are exploring other strategies to increase our sales, including other marketing partners such as electric cooperatives. We currently have one of the 20 local Oklahoma electric cooperatives as a marketing partner.

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

Internet Access Services

We provide Internet access services to individual and small business subscribers located in Oklahoma on both a retail and wholesale basis. Through FullNet, we provide our customers with a variety of dial-up and dedicated connectivity, as well as direct access to a wide range of Internet applications and resources, including electronic mail. FullNet’s full range of services includes:

o Private label retail and business direct dial-up connectivity to the Internet and

o Secure private networks through our backbone network.

Our branded and private label Internet access services are provided through a statewide network with points-of-presence in 232 communities throughout Oklahoma. Points-of-presence are local telephone numbers through which subscribers can access the Internet. Our business services consist of high-speed Internet access services and other services that enable wholesale customers to outsource their Internet and electronic commerce activities. We had approximately 500 and 800 subscribers at December 31, 2011 and 2010, respectively. Additionally, FullNet sells Internet access to other Internet service providers, who then resell Internet access to their own customers under their private label or under the “FullNet” brand name.

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

The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in Oklahoma within the AT&T service area. At December 31, 2011, FullTel provided us with local telephone access in approximately 232 cities. However, our ability to fully take advantage of these opportunities will be dependent upon the availability of additional capital.

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

In addition to our Internet service provider operations, we have focused attention on acquiring telecommunications assets and facilities, which are subject to regulation. Fulltel, our subsidiary, has received competitive local exchange carrier or CLEC certification in Oklahoma. The Telecommunications Act requires CLECs not to prohibit or unduly restrict resale of their services; to provide dialing parity, number portability, and nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listings; to afford access to poles, ducts, conduits, and rights-of-way; and to establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic. In addition to federal regulation of CLECs, the states also impose regulatory obligations on CLECs. While these obligations vary from state to state, most states require CLECs to file a tariff for their services and charges; require CLECs to charge just and reasonable rates for their services, and not to discriminate among similarly-situated customers; to file periodic reports and pay certain fees; and to comply with certain services standards and consumer protection laws. As a provider of domestic basic telecommunications services, particularly competitive local exchange services, we could become subject to further regulation by the FCC or another regulatory agency, including state and local entities.

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

We are monitoring the Oklahoma state commission proceedings and participating where necessary as the commission undertakes the 90-day and nine-month analyses to establish rules or make determinations as directed by the Triennial Review Order. In addition, numerous petitions and appeals have been filed in the courts and with the FCC challenging many of the findings in the Triennial Review Order and seeking a stay on certain portions of the order. The appeals have been consolidated in the D.C. Circuit Court of Appeals. Oral arguments were heard on January 28, 2004. On March 2, 2004, a three-judge panel in the D.C. Circuit Court of Appeals overturned the FCC’s Triennial Review Order with regard to network unbundling rules. A majority of the FCC Commissioners is seeking a court-ordered stay and plan to appeal the ruling to the U.S. Supreme Court. Until all of these proceedings are concluded, the impact of this order, if any, on our CLEC operations cannot be determined.

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

Employees

As of December 31, 2011, we had 14 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.

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

Necessity of Successfully Overcoming Numerous Financial and Operational Challenges in Order to Continue as a Going Concern.

At December 31, 2011, our current liabilities exceeded our current assets by $1,801,314, our total liabilities exceeded our total assets by $1,740,745, and we had an accumulated deficit of $10,150,780.  In addition, as set forth below, we face a number of operational challenges which we must successfully meet.  Our ability to continue as a going concern is dependent upon our continued operations that in turn are dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, to achieve the objectives of our business plan and to succeed in our future operations. Our business plan includes, among other things, expansion of our Internet access services through mergers and acquisitions and the development of our web hosting, co-location and traditional telephone services. Execution of our business plan will require significant capital to fund capital expenditures, working capital needs and debt service. Current cash balances will not be sufficient to fund our current business plan beyond the next few months. As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity.  There can be no assurance that we will be able to obtain additional capital on satisfactory terms, or at all, or on terms that will not dilute our shareholders’ interests.  Consequently we might be unsuccessful in overcoming the numerous financial and operational challenges required to continue as a going concern.

Necessity of Obtaining an Acceptable Successor Interconnection Agreement.

We are dependent upon obtaining certain services from AT&T (formerly SBC) pursuant to our interconnection agreement with them. We along with many other telecommunications companies in Oklahoma are currently a party to one or more proceedings before the Oklahoma Corporation Commission (the “OCC”) relating to the terms of our interconnection agreements with AT&T and an anticipated successor to these interconnection agreements. Consequently we might be unsuccessful in obtaining  an acceptable successor interconnection agreement which would have a material adverse effect on our business prospects, financial condition and results of operation.

Necessity of Additional Financing.

In order for us to have any opportunity for significant commercial success and profitability, we must successfully obtain additional financing, either through borrowings, additional private placements or a public offering, or some combination thereof. Although we are actively pursuing a variety of funding sources, there can be no assurance that we will be successful in obtaining additional financing which would have a material adverse effect on our business prospects, financial condition and results of operation.

Limited Marketing Experience.

We have limited experience in developing and commercializing new services based on innovative technologies, and there is limited information available concerning the potential performance of our hardware or market acceptance of our proposed services. There can be no assurance that unanticipated expenses, problems or technical difficulties will not occur which would result in material delays in product commercialization or that our efforts will result in successful product commercialization.  Consequently our limited marketing experience could have a material adverse effect on our business prospects, financial condition and results of operation.

Uncertainty of Products/Services Development.

Although considerable time and financial resources were expended in the development of our services and products, there can be absolutely no assurance that problems will not develop which would have a material adverse effect on us. We will be required to commit considerable time, effort and resources to finalize our product/service development and adapt our products and services to satisfy specific requirements of potential customers. Continued system refinement, enhancement and development efforts are subject to all of the risks inherent in the development of new products/services and technologies, including unanticipated delays, expenses, technical problems or difficulties, as well as the possible insufficiency of funds to satisfactorily complete development, which could result in abandonment or substantial change in commercialization. There can be no assurance that development efforts will be successfully completed on a timely basis, or at all, that we will be able to successfully adapt our hardware or software to satisfy specific requirements of potential customers, or that unanticipated events will not occur which would result in increased costs or material delays in development or commercialization. In addition, the complex technologies planned to be incorporated into our products and services may contain errors that become apparent subsequent to commercial use. Remedying these errors could delay our plans and cause us to incur substantial additional costs.  Consequently the uncertainty of our products/services development could have a material adverse effect on our business prospects, financial condition and results of operation.

Competition; Technological Obsolescence.

The markets for our products and services are characterized by intense competition and an increasing number of potential new market entrants who have developed or are developing potentially competitive products and services. We will face competition from numerous sources, certain of which may have substantially greater financial, technical, marketing, distribution, personnel and other resources than us, permitting such companies to implement extensive marketing campaigns, both generally and in response to efforts by additional competitors to enter into new markets and market new products and services. In addition, our product and service markets are characterized by rapidly changing technology and evolving industry standards that could result in product obsolescence and short product life cycles. Accordingly, our ability to compete will be dependent upon our ability to complete the development of our products and to introduce our products and/or services into the marketplace in a timely manner, to continually enhance and improve our software and to successfully develop and market new products. There can be no assurance that we will be able to compete successfully, that competitors will not develop technologies or products that render our products and/or services obsolete or less marketable or that we will be able to successfully enhance our products or develop new products and/or services.  Consequently our failure to successfully respond to the demands of competition and technological obsolescence could have a material adverse effect on our business prospects, financial condition and results of operation.

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

Potential Government Regulations.

We are subject to state commission, Federal Communications Commission and court decisions as they relate to the interpretation and implementation of the Telecommunications Act, the interpretation of Competitive Local Exchange Carrier or CLEC interconnection agreements in general and our interconnection agreements in particular. In some cases, we may become bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to agreements to which we are a party. Consequently potential government regulations  could have a material adverse effect on our business, prospects, financial condition and results of operations.

Dependence on Key Personnel.

Our success depends in large part upon the continued successful performance of our current executive officers and key employees, Messrs. Timothy J. Kilkenny, Roger P. Baresel and Jason C. Ayers, for our continued research, development, marketing and operation. Although we have employed, and will employ in the future, additional qualified employees as well as retaining consultants having significant experience, if Messrs. Kilkenny, Baresel or Ayers fail to perform any of their duties for any reason whatsoever, our ability to market, operate and support our products/services will be adversely affected. While we are located in areas where the available pool of people is substantial, there is also significant competition for qualified personnel.  Consequently our dependence on these kep personnel could have a material adverse effect on our business prospects, financial condition and results of operation.

Limited Public Market.

During February 2000, our common stock began trading on the OTC Bulletin Board under the symbol FULO. While our common stock continues to trade on the OTC Bulletin Board, there can be no assurance that our stockholders will be able to sell their shares should they so desire. Any market for the common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the market price may be volatile.  Consequently the limited public market for our common stock could have a material adverse effect on our business prospects, financial condition and results of operation.

Penny Stock Regulation.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse), must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that is or becomes subject to the penny stock rules. Our common stock is subject to the penny stock rules at the present time, and consequently our stockholders will find it more difficult to sell their shares.  Consequently the Penny Stock regulations could have a material adverse effect on our business prospects, financial condition and results of operation.

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

	Common Stock
	Closing Sale Prices
	High	Low
2011 –Calendar Quarter Ended:
March 31	$.050	$.020
June 30.050		.050
September 30.003		.003
December 31.003		.003
2010 –Calendar Quarter Ended:
March 31	$.02	$.01
June 30.01		.01
September 30.01		.01
December 31.03		.01

Number of stockholders

The number of beneficial holders of record of our common stock as of the close of business on March 26, 2012 was approximately 117.

Dividend Policy

To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2011, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans that have been approved by our shareholders. All of our outstanding stock option grants and warrants were pursuant to individual compensation arrangements and exercisable for the purchase of our common stock shares.

Number of
Securities
		Weighted-	Remaining
	Number of	Average	Available for
	Shares	Exercise Price	Future
	Underlying	of	Issuance under
	Unexercised	Outstanding	Equity
	Options	Options and	Compensation
Plan Category	and Warrants	Warrants	Plans
Equity compensation plans approved by our shareholders:
None	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors	—	$—	—
Stock options granted to employees	1,462,783	$.04	—
Warrants and certain stock options issued to non-employees	326,000	$.01	—

Total	1,788,783	$.03	—

Recent Sales of Unregistered Securities

Employee stock options for 725,697 and 400,000 shares of our common stock were exercised in May 2011 for $7,256 and December 2011 for $1,200, respectively.

In December 2009 we agreed to issue additional shares of stock to the holder of a secured promissory note in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note (see Note D — Notes Payable of the financial statements appearing elsewhere in this report).

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the years ended December 31, 2011 and 2010:

	For the Years Ended December 31,
	2011		2010
		Percentage		Percentage
	Amount	of revenues	Amount	of revenues
Revenues:
Access service revenues	$233,895	12.5%	$287,773	17.0%
Co-location and other revenues	1,639,979	87.5	1,400,172	83.0

Total revenues	1,873,874	100.0	1,687,945	100.0

Operating costs and expenses:
Cost of access service revenues	172,938	9.2	183,435	10.9
Cost of co-location and other revenues	365,926	19.5	389,576	23.1
Selling, general and administrative expenses	1,228,533	65.6	1,381,572	81.8
Depreciation and amortization	54,267	2.9	62,317	3.7
Total operating costs and expenses	1,821,664	97.2	2,016,900	119.5

Income (loss) from operations	52,210	2.8	(328,955)	(19.5)

Other income	37,268	2.0	1,198,510	71.0
Interest expense	(24,148)	(1.3)	(81,675)	(4.8)

Income before income taxes	65,330	3.5	787,880	46.7

Income tax expense	-	-	-	-

Net income	$65,330	3.5%	$787,880	46.7%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Access service revenues decreased $53,878 or 18.7% to $233,895 for the year 2011 from $287,773 for the year 2010 primarily due to a decline in the number of customers.

Co-location and other revenues increased $239,807 or 17.1% to $1,639,979 for the year 2011 from $1,400,172 for the year 2010. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $10,497 or 5.7% to $172,938 for the year 2011 from $183,435 for the year 2010. This decrease was primarily due to reductions in recurring costs associated with our network.  Cost of access service revenues as a percentage of access service revenues increased to 73.9% for the year 2011 from 63.7% for the year 2010.

Cost of co-location and other revenues decreased $23,650 or 6.1% to $365,926 for the year 2011 from $389,576 for the year This decrease was primarily related to a non-recurring cost in the 2010 Period of $14,011 in addition to reductions in equipment maintenance costs of $20,699 and costs of servicing our traditional phone service customers of $3,024 due to a reduction in the number of customers utilizing that service. These decreases were primarily offset by an increase in recurring rental costs of $13,885 and an increase in usage of long distance by our traditional phone service customers of $7,027.  Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 22.3% for the year 2011 from 27.8% for the year 2010.

Selling, general and administrative expenses decreased $153,039 or 11.1% to $1,228,533 for the year 2011 from $1,381,572 for the year 2010.  This decrease was primarily related to a voluntary reduction in compensation and the associated payroll tax expense for the top five executive officers in the amount of approximately $16,787 per month, effective January 1, 2011 resulting in a reduction of $201,444 for the 2011 Period compared to the 2010 Period.  There were also decreases in professional services, supplies and agent commission expenses of $14,948, $3,857 and $2,542, respectively.  These decreases were offset primarily by increases in rent, employee costs, advertising, repair and maintenance, miscellaneous, taxes, bad debt and utilities expenses of $10,003, $36,085, $10,461, $2,842, $3,159, $2,982, $2,018, and $2,005, respectively.  The increase in employee costs of $36,085 was primarily related to the hiring of an additional employee in 2011.  Selling, general and administrative expenses as a percentage of total revenues decreased to 65.6% for the year 2011 from 81.8% for the year 2010.

Depreciation and amortization expense decreased $8,050 or 12.9% to $54,267 for the year 2011 from $62,317 for the year 2010 primarily related to several assets reaching full depreciation.

Other Income

The year 2011 includes $37,268, representing certain excess telecommunication taxes and fees for which we have filed refund requests with the appropriate state agencies.

During the fourth quarter of 2010, management reviewed all of our outstanding liabilities to determine their enforceability and collectability in light of the applicable statute of limitations.  Based upon this review, management concluded that by operation of law $1,198,510 of our outstanding liabilities were no longer collectable and should be written-off.    These uncollectable liabilities consisting of  $455,636 notes payable, $520,581 accrued interest, $164,697 accounts payable and $57,596 common stock issuable were written-off during the fourth quarter to other income.

Interest Expense

Interest expense decreased $57,527 or 70.4% to $24,148 for the year 2011 from $81,675 for the year 2010 primarily related to a decrease in notes payable.

Liquidity and Capital Resources

As of December 31, 2011, we had $10,987 in cash and $1,906,132 in current liabilities, including $173,954 of deferred revenues that will not require settlement in cash.

At December 31, 2011, we had a working capital deficit of $1,801,314, while at December 31, 2010 we had a deficit working capital of $1,616,442. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

At December 31, 2011, of the $138,758 we owed to our trade creditors $36,090 was past due. We have no formal agreements regarding payment of these amounts. At December 31, 2011, $256,443 payable under a matured lease obligation was outstanding.  The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.  At December 31, 2011, we had outstanding principal and interest owed on a matured convertible promissory note totaling $56,733. We have been making quarterly interest payments on this note and the lender has not made any demands for payment of the principal amount of this note.  At December 30, 2011 a secured promissory note matured.  We have been making monthly principal and interest payments on this note and the lender has not made any demands for payment of the outstanding principal balance of this note.  At December 31, 2011 the outstanding principal and interest owed on this secured promissory note was $273,796.

In addition, during the years ended December 31, 2011 and 2010, we had one customer that comprised approximately 17% and 14% of total revenues, respectively.

During the fourth quarter of 2010, management reviewed all of our outstanding liabilities to determine their enforceability and collectability in light of the applicable statute of limitations.  Based upon this review, management concluded that by operation of law $1,198,510 of our outstanding liabilities were no longer collectable and should be written-off.    These uncollectable liabilities consisting of  $455,636 notes payable, $520,581 accrued interest, $164,697 accounts payable and $57,596 common stock issuable were written-off during the fourth quarter to other income.

Cash flow for the years ending December 31, 2011 and 2010 consist of the following:

	For the Years Ended December 31,
	2011	2010
Net cash flows provided by operations	$61,751	$25,429
Net cash flows used in investing activities	(46,967)	(26,478)
Net cash flows used in financing activities	(14,653)	-

Cash used for the purchases of equipment was $36,911 and $26,478, respectively, for the years ended December 31, 2011 and 2010.  Cash used for the acquisition of a business was $10,056 for the year ended December 31, 2011.

Cash used for principal payments on notes payable was $23,109 for the year ended December 31, 2011.  Cash provided by the exercise of stock options was $8,456 for the year ended December 31, 2011.

The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, and debt service. Our principal capital expenditure requirements will include:

·  mergers and acquisitions and

·  further development of operations support systems and other automated back office systems.

Because our cost of developing new networks and services, funding other strategic initiatives, and operating our business depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will materially vary from expected amounts and these variations are likely to increase our future capital requirements.  Our current cash balances will not be sufficient to fund our current business operations beyond a few months.  As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms.  We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity needs.  There is no assurance that we will be able to obtain additional capital on satisfactory terms or at all or on terms that will not dilute our shareholders’ interests.

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

As of December 31, 2011, our material contractual obligations and commitments were:

	Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt (a)	$328,078	$328,078	$—	$—	$—
Interest on fixed rate debt (a)	2,451	2,451	—	—	—
Operating leases	587,070	189,167	397,903	—	—
Other agreements (b)	256,443	256,443	—	—	—
Total contractual cash obligations	$1,174,042	$776,139	$397,903	$—	$—

———————————

(a)

Included in this item is payment under a $273,078 secured promissory note payable that matured on December 30, 2011.  Also included is payment under a convertible promissory note of  $55,000 that was matured at December 31, 2011.  These notes are included in the Less than One Year total.  We continue to make monthly principal and interest payments on the secured promissory note. The lender has not made any demands for payment of the outstanding principal balance of this note.  We have been making quarterly interest payments on the convertible promissory note.  We have not negotiated an extension of the convertible promissory note and the lender has not made any demands for payment of the principal amount of this note.

(b)

This item represents a matured lease obligation.  The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect certain reported amounts and disclosures. In applying these accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As might be expected, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

Certain Accounting Matters

Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. The adoption of this updated authoritative guidance is not expected to have a significant impact on our Consolidated Financial Statements.

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

During 2011 and 2010, we did not have disagreements with our principal independent accountants.

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

 PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

The following information is furnished as of March 26, 2012 for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of two members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Position
Timothy J. Kilkenny	53	Chairman of the Board of Directors and Chief Executive Officer
Roger P. Baresel	56	Director, President, Chief Financial Officer and Secretary
Jason C. Ayers	37	Vice President of Operations
Patricia R. Shurley	55	Vice President of Finance
Michael D. Tomas	39	Vice President of Technology

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

Audit Committee Financial Expert

Because our board of directors only consists of two directors, each of whom does not qualify as an independent director; our board performs the functions of an audit committee. Our board of directors has determined that Roger P. Baresel, our President and Chief Financial Officer qualifies as a “financial expert.” This determination was based upon Mr. Baresel’s

·  understanding of generally accepted accounting principles and financial statements;

·  ability to assess the general application of generally accepted accounting principles in connection with the accounting for estimates, accruals and reserves;

·  experience preparing, auditing, analyzing or evaluating financial statements that present the breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities;

·  understanding of internal controls and procedures for financial reporting; and

·  understanding of audit committee functions.

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

Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission (“SEC”) and each exchange on which our securities are listed, reports of ownership and subsequent changes in ownership of our common stock and our other securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during 2011 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met.

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

Item 11. Executive Compensation

The following table sets forth, for the last three fiscal years, the cash compensation paid by us to our Chairman and Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”). None of our executive officers earned annual compensation in excess of $100,000 during 2011.

						Long-Term
	Annual Compensation					Compensation
						Securities
						Underlying
						Options and
	Fiscal			Other		Warrants
Name and Principal Position	Year	Salary		Compensation		(#) (1)
Timothy J. Kilkenny	2011	$61,658		$30,570	(2)(1)	332,000
Chairman and CEO	2010	$108,620	(3)	$30,106	(4)	—
	2009	$108,902	(5)	$28,936	(6)	—

Roger P. Baresel	2011	$51,006		$35,457	(7)(1)	361,197
President and CFO	2010	$101,604	(8)	$31,221	(9)	—
	2009	$81,504	(10)	$32,053	(11)	—

———————————

(1)	Options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant and are valued based on the Black-Scholes option pricing model.

(2)

Represents $10,351 of expense reimbursement for business use of Mr. Kilkenny’s automobile and parking, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $15,339 of insurance premiums, $633 of post retirement benefits paid by us for the benefit of Mr. Kilkenny, and $2,447 of stock options issued to Mr. Kilkenny.

(3)	Includes $42,868 of deferred compensation.

(4)

Represents $8,400 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $17,893 of insurance premiums, and $2,013 of post retirement benefits paid by us for the benefit of Mr. Kilkenny.

(5)	Includes $40,121 of deferred compensation.

(6)

Represents $8,400 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $16,614 of insurance premiums, and $2,122 of post retirement benefits paid by us for the benefit of Mr. Kilkenny.

(7)

Represents $9,120 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,221 of expense reimbursement for Mr. Baresel’s home office and cell phone, $18,397 of insurance premiums, and $2,719 of stock options issued to Mr. Baresel.

(8)	Includes $53,479 of deferred compensation.

(9)

Represents $9,120 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $4,560 of expense reimbursement for Mr. Baresel’s home office and cell phone, and $17,541 of insurance premiums

(10)	Includes $32,254 of deferred compensation.

(11)

Represents $8,400 of expense reimbursement for business use of Mr. Baresel’s automobile, $4,560 of expense reimbursement for Mr. Baresel’s home office and cell phone, $17,422 of insurance premiums, and $1,671 of post retirement benefits paid by us for the benefit of Mr. Baresel.

Stock Options Granted

All options granted during 2011 are nonqualified stock options. During 2011, an aggregate of 1,321,697 options were granted outside of a formal plan to employees. This included stock options exercisable for the purchase of 332,000 and 361,197 shares of our common stock granted to Mr. Kilkenny and Mr. Baresel, respectively, during 2011.

Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.

    2011 Year End Option Values

The following table sets forth information related to the exercise of stock options during 2011 and the number and value of options held by the following Named Executive Officers at December 31, 2011. During 2011, Mr. Kilkenny and Mr. Baresel  exercised 332,000 and 361,197 options, respectively, and 82,000 and 161,197 of their options expired, respectively.  We did not reprice any outstanding options. For the purposes of this table, the “value” of an option is the difference between the estimated fair market value at December 31, 2011 of the shares of common stock subject to the option and the aggregate exercise price of such option.

	Number of Unexercised		Value of Unexercised In-the-
	Options at		Money Options at
	December 31, 2011		December 31, 2011 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Timothy J. Kilkenny	532,000	—	$—	$—
Chairman and CEO

Roger P. Baresel	240,848	—	$—	$—
President and CFO

—————————

(1)	Based on the closing sale price on December 28, 2011 of our common stock of $.003 per share.

Aggregate Stock Option Exercise

The following table sets forth information related to the number of stock options held by the named executive officers at December 31, 2011.  During 2011, Mr. Kilkenny and Mr. Baresel exercised 332,000 and 361,197 options, respectively, and 82,000 and 161,197 of their options expired, respectively.

	Outstanding Equity Awards at December 31, 2011 Stock Option Awards
	Number of Common Stock		Option	Option
	Underlying Options		Exercise	Expiration
Name	Exercisable	Unexercisable	Price(1)	Date
Timothy J. Kilkenny	452,000	—	$.04	10/09/13
Chairman and CEO	80,000	—	$.05	03/18/12

Roger P. Baresel	200,848	—	$.04	10/09/13
President and CFO	40,000	—	$.05	03/18/12

—————————

 (1)   The closing sale price of our common stock as reported on the OTC Bulletin Board on December 31, 2011 was $0.003

Director Compensation

During the fiscal year ended December 31, 2011, our directors did not receive any compensation for serving in such capacities.

Employment Agreements and Lack of Keyman Insurance

On July 6, 2011, we entered into employment agreements with Timothy J. Kilkenny, Roger P. Baresel and Jason Ayers. Each agreement is effective July 1, 2011 and continues through December 31, 2016; however, the term is automatically extended for additional three-year terms, unless we or the employee gives a six-month advance notice of termination. These agreements provide, among other things, (i) an annual base salary of at least $61,656 for Mr. Kilkenny, $45,012 for Mr. Baresel  and $68,436 for Mr. Ayers, (ii) bonuses at the discretion of the Board of Directors, (iii) entitlement to fringe benefits including medical and insurance benefits as may be provided to our other senior officers; and (iv) eligibility to participate in our incentive, bonus, benefit or similar plans. These agreements require the employee to devote the required time and attention to our business and affairs necessary to carry out his responsibilities and duties. These agreements may be terminated under certain circumstances and upon termination provide for (i) the employee to be released from personal liability for our debts and obligations, and (ii) the payment of any amounts we owe the employee.

We do not maintain any keyman insurance covering the death or disability of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 28, 2012, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 10. Directors and Executive Officers, and Corporate Governance” and all of our directors and executive officers as a group, as well as each person who is known by us to own more than 5% of the outstanding shares of our Common Stock.  The non-employee beneficial owner information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the Securities and Exchange Commission or other information provided to us by the beneficial owner or our stock transfer agent.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock
	Beneficially Owned
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Timothy J. Kilkenny* (2)(3)	2,648,722	27.7%
Roger P. Baresel* (2)(4)	695,362	7.5%
Jason C. Ayers (2)(5)	505,795	5.6%
Patricia R. Shurley (6)	342,000	3.8%
Michael D. Tomas (7)	295,000	3.3%

All executive officers and directors as a group (5 individuals)	4,486,879	47.9%

High Capital Funding, LLC (8) 333 Sandy Springs Circle, Suite 230, Atlanta, Georgia 30328	907,664	9.9%

 ———————

*	Director

(1)

Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 8,978,161 shares being outstanding at March 28, 2012.

(2)	Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.

(3)

Timothy J. Kilkenny and Barbara J. Kilkenny, husband and wife, hold 1,881,722 and 315,000 shares of our common stock, respectively. The number of shares includes 452,000 shares of our common stock that are subject to currently exercisable stock options held by Mr. Kilkenny.

(4)

Roger P. Baresel and Judith A. Baresel, husband and wife, hold 109,350 and 385,164 shares of our common stock, respectively. The number of shares includes 200,848 shares of our common stock subject to currently exercisable stock options held by Mrs. Baresel.

(5)	Jason C. Ayers holds 505,795 shares of our common stock.

(6)	Patricia R. Shurley holds 342,000 shares of our common stock.

(7)	Michael D. Tomas holds 295,000 shares of our common stock.

(8)

High Capital Funding, LLC, the parent company of Generation Capital Associates, holds 497,156 shares of our common stock.  Generation Capital Associates holds 267,608 shares of our common stock. The number of shares includes 142,900 shares of our common stock that are subject to currently exercisable common stock purchase warrants held by Generation Capital Associates. Amounts shown do not include 422,100 shares of our common stock that are subject to common stock purchase warrants that are not currently exercisable because they contain a provision prohibiting their exercise to the extent that they would increase Generation Capital Associates’ percentage ownership beyond 9.9% of our outstanding shares of common stock. We have a secured promissory note with High Capital Funding, LLC and an operating lease with Generation Capital Associates.  At December 31, 2011 the outstanding principal and interest of the secured promissory note was $273,796 and we had recorded $256,443 in unpaid lease payments.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have an operating lease for certain equipment which is leased from Generation Capital Associates, one of our greater than 5% shareholders. The terms of the original lease, dated November 21, 2001, required rental payments of $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We were unable to make the month-to-month payments.  In January and November 2006, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease.  In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income.  The lessor also agreed to accept payments of $499 per month on the balance owed.  In January and December 2009, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $3,445 and $773, respectively, on the operating lease.  At December 31, 2011 we had recorded $256,443 in unpaid lease payments.  The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement.  The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.

We also had an interim loan with the above shareholder which required payments equal to 50% of the net proceeds received by us from our private placement of convertible promissory notes.  This interim loan matured in December 2001.  In September 2007, the lender agreed to accept monthly payments of $5,800 beginning in December 2007 to be allocated 50% to principal and 50% to interest.   We were unable to make all of the required payments pursuant to the terms of the September 2007 agreement.  Beginning in June 2009, the lender agreed to accept temporary reduced monthly payments of $1,000 until such time as our financial position significantly improves.  We were unable to make all of the reduced monthly payments.  In October 2009 the lender assigned the interim loan to its parent company.  In December 2009 the parent company agreed to convert $248,578 of accrued interest on the interim loan into 497,156 restricted shares of our common stock valued at $.50 per share (the “Conversion”).  These shares were issuable at December 31, 2009, were equal to approximately 6.8% of the total number of shares outstanding and were issued in January 2010.  This transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded.  In December 2009 the parent company further agreed to make a new loan to us in the amount of $297,300.  This loan is secured by all our tangible and intangible assets.  The terms of this secured promissory note requires monthly installments of interest only for the first year then monthly installments of $3,301 including principal and interest.  The proceeds from this secured promissory note were used to repay the remaining principal amount of the interim loan of $292,300.  In connection with the Conversion, we also agreed to issue additional shares of stock to the parent company in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note.  In December 2011, we agreed to extend the expiration date on 150,000 and 275,000 common stock purchase warrants with exercise prices of $.01 and $1.00, respectively, from January 2, 2012 to January 2, 2015 and adjusted the exercise prices to $.003 in return for a credit of $1,113 on the outstanding principal balance of the secured promissory note.

This secured promissory note matured on December 30, 2011.  We continue to make monthly principal and interest payments.  The lender has not made any demands for payment of the outstanding principal balance of this note.  At December 31, 2011, the outstanding principal and accrued interest of the secured promissory note was $273,796.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees, including expenses, billed to us for the years ended December 31, 2011 and 2010 by our principal accountant.

	2011	2010
Audit Fees – Hood & Associates, CPAs, PC	$32,000	$2,000
Tax Fees	2,000	—
All Other Fees	2,034	—

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

#

10.32	Promissory Note dated January 25, 2000, issued to Fullnet of Tahlequah, Inc.	#

10.33	Promissory Note dated February 7, 2000, issued to David Looper	#

10.34	Promissory Note dated February 29, 2000, issued to Wallace L. Walcher	#

10.35	Promissory Note dated June 2, 2000, issued to Lary Smith	#

10.36	Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C.	#

10.37	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.38	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.39	Form of Convertible Promissory Note dated September 6, 2002	#

Exhibit
Number	Exhibit
10.40	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.41	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.42	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC	#

10.43	Form 8-K dated January 30, 2003 reporting the change in certifying accountant.	#

10.44	Form 8-K dated September 20, 2005 reporting the change in certifying accountant.	#

10.45	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC	#

10.46	Employment Agreement with Jason Ayers dated January 1, 2011	#

10.47	Employment Agreement with Timothy J. Kilkenny dated July 6, 2011	#

10.48	Employment Agreement with Roger P. Baresel dated July 6, 2011	#

10.49	Employment Agreement with Jason Ayers dated July 6, 2011	#

21.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

#	Incorporated by reference.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

FULLNET COMMUNICATIONS, INC.

Date: March 29, 2012	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: March 29, 2012	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 2012	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chairman of the Board and Director

Date: March 29, 2012	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee

FullNet Communications, Inc

Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of FullNet Communications, Inc. for the year ended December 31, 2011 and 2010 and the related statements of operations, shareholders' equity, and cash flows for the year then ended  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FullNet Communications, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hood & Associates CPAs, P.C.

Hood & Associates CPAs, P.C.

Certified Public Accountants

March 29, 2012

Tulsa, Oklahoma

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$10,987	$10,856
Accounts receivable, net	79,537	16,119
Prepaid expenses and other current assets	14,294	6,092

Total current assets	104,818	33,067

PROPERTY AND EQUIPMENT, net	78,141	86,065

OTHER ASSETS	5,912	5,288

TOTAL	$188,871	$124,420

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$395,201	$399,882
Accrued and other liabilities, current portion	1,008,899	1,038,311
Notes payable, current portion	328,078	77,452
Deferred revenue	173,954	133,864

Total current liabilities	1,906,132	1,649,509

ACCRUED AND OTHER LIABILITIES, less current portion	23,484	18,265
NOTES PAYABLE, less current portion	-	274,848

Total liabilities	1,929,616	1,942,622

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding,
8,978,161 and 7,852,464 in 2011 and 2010, respectively	90	79
Additional paid-in capital	8,409,945	8,397,829
Accumulated deficit	(10,150,780)	(10,216,110)

Total stockholders’ deficit	(1,740,745)	(1,818,202)

TOTAL	$188,871	$124,420

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2011	2010
REVENUES
Access service revenues	$233,895	$287,773
Co-location and other revenues	1,639,979	1,400,172

Total revenues	1,873,874	1,687,945

OPERATING COSTS AND EXPENSES
Cost of access service revenues	172,938	183,435
Cost of co-location and other revenues	365,926	389,576
Selling, general and administrative expenses	1,228,533	1,381,572
Depreciation and amortization	54,267	62,317
Total operating costs and expenses	1,821,664	2,016,900

INCOME (LOSS) FROM OPERATIONS	52,210	(328,955)

OTHER INCOME	37,268	1,198,510
INTEREST EXPENSE	(24,148)	(81,675)

INCOME before income taxes	65,330	787,880

Income tax expense	-	-

NET INCOME	$65,330	$787,880

Net income per common share
Basic	$.01	$.10
Assuming dilution	$.01	$.10

Weighted average number of common shares outstanding
Basic	8,316,517	7,922,721
Assuming dilution	9,265,291	8,048,044

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years ended December 31, 2011 and 2010

			Common
	Common stock		stock	Additional	Accumulated
	Shares	Amount	issuable	paid-in capital	deficit	Total
Balance at January 1, 2010	7,355,308	$74	$57,601	$8,397,733	$(11,003,990)	$(2,548,582)

Issuance of common stock issuable at 12/31/09	497,156	5	(5)	—	—	—

Stock compensation	—	—	—	96	—	96

Statute of limitation write-off	—	—	(57,596)	—	—	(57,596)

Net income	—	—	—	—	787,880	787,880

Balance at December 31, 2010	7,852,464	$79	$—	$8,397,829	$(10,216,110)	$(1,818,202)

Stock compensation	—	—	—	2,558	—	2,558

Stock options exercise	1,125,697	11	—	8,445	—	8,456

Warrant extension granted in settlement of liabilities	—	—	—	1,113	—	1,113

Net income	—	—	—	—	65,330	65,330

Balance at December 31, 2011	8,978,161	$90	$—	$8,409,945	$(10,150,780)	$(1,740,745)

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65,330	$787,880
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	54,267	62,317
Stock compensation	2,558	96
Other income	(37,268)	(1,198,510)
Provision for uncollectible accounts receivable	3,079	7,898
Net (increase) decrease in
Accounts receivable	(29,229)	(8,974)
Prepaid expenses and other current assets	(8,202)	5,613
Net increase (decrease) in
Accounts payable	(4,681)	72,046
Accrued and other liabilities	(24,193)	259,265
Deferred revenue	40,090	37,798

Net cash provided by operating activities	61,751	25,429

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(36,911)	(26,478)
Acquisition of business	(10,056)	-

Net cash used in investing activities	(46,967)	(26,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(23,109)	-
Proceeds from exercise of stock options	8,456	-

Net cash used in financing activities	(14,653)	-

NET INCREASE (DECREASE) IN CASH	131	(1,049)

Cash at beginning of year	10,856	11,905

Cash at end of year	$10,987	$10,856

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$21,698	$19,570
Warrant extension granted in settlement of liabilities	1,113	-

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial net losses. At December 31, 2011 and 2010 current liabilities exceeded current assets by $1,552,118 and $1,616,442, respectively.

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

3.  Accounts Receivable

Accounts receivable consist of the following at December 31:

	2011	2010

Accounts receivable	$281,094	$214,596
Less allowance for doubtful accounts	(201,557)	(198,477)

	$79,537	$16,119

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

5.  Long-Lived Assets

All long-lived assets held and used by the Company, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset.  The Company recorded no impairments during the years ended December 31, 2011 and 2010.

6.    Accrued and Other Liabilities

Accrued and other liabilities consist of the following at December 31:

	2011	2010

Accrued interest	$2,451	$-
Accrued deferred compensation	832,897	867,582
Accrued unused vacation and sick leave	110,044	102,718
Accrued other liabilities	88,425	86,276
	1,032,383	1,056,576
Less current portion	1,008,899	1,038,311
	$23,484	$18,265

Accrued net deferred compensation consists of the following as of December 31, 2011:

Net accrued (used) in:
2011	$(34,685)
2010	167,425
2009	132,852
2000-2008	567,305
$832,897

All of the Company’s executive officers have voluntarily agreed to defer a portion of their compensation. This compensation is vested.  The Company’s top three executive officers have employment agreements which contain a “Change in Control” provision which provides for the immediate lump sum payment of their accrued deferred compensation in the event of a qualifying event.  Accrued deferred compensation subject to this provision totaled approximately $609,691 and $639,042 at December 31, 2011 and 2010, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and does not believe it has any material unrealized tax benefits at December 31, 2011.  The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.

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

	2011	2010
Numerator:
Net income	$65,330	$787,880
Denominator:
Weighted average shares and share equivalents outstanding – basic	8,316,517	7,922,721
Effect of dilutive stock options	129,658	1,686
Effect of dilutive warrants	819,116	123,637
Effect of dilutive convertible promissory notes	—	—
Weighted average shares and share equivalents outstanding – assuming dilution	9,265,291	8,048,044

Net income per share — basic	$.01	$.10
Net income per share — assuming dilution	$.01	$.10

Stock options exercisable for the purchase of 1,263,783 common stock shares at exercise prices ranging from $.04 to $.14 per share and 1,801,584 common stock shares at exercise prices ranging from $.04 to $1.00 per share, respectively, were outstanding for the years ended December 31, 2011 and 2010, but were not included in the calculation of income per share – assuming dilution because the options were not dilutive.

Warrants exercisable for the purchase of 96,000 common stock shares at exercise prices ranging from $.08 to $.13 per share and 371,000 common stock shares at exercise prices ranging from $.08 to $1.00 per share, respectively, were outstanding for the years ended December 31, 2011 and 2010, but were not included in the calculation of income per share – assuming dilution because the warrants were not dilutive.

A convertible promissory note convertible into 107,843 common stock shares at a conversion price of $.51 per share (see Note D - Notes Payable) was outstanding for the years ended December 31, 2011 and 2010, but was not included in the calculation of income per share – assuming dilution because the convertible note was not dilutive.

9.     Stock Options and Warrants

The Company does not have a written employee stock option plan.  The Company has historically granted only employee stock options with an exercise price equal to the market price of the Company’s stock at the date of grant, a contractual term of ten years, and a vesting period of three years ratably on the first, second and third anniversaries of the date of grant (with limited exceptions).

All employee stock options granted during 2011 were nonqualified stock options.  No employee stock options were granted during 2010.   Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model.  See Note N for further information on stock-based compensation.

The following table summarizes the Company’s employee stock option activity for year ended December 31, 2011:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intristic
	2011	exercise price	contractual life (yrs)	value
Options outstanding, beginning of year	1,804,584	.50

Options granted during the year	1,321,697	.01.

Options exercised during the year	(1,125,697)	.01

Options expired during the year	(537,801)	.62

Options outstanding, end of year	1,462,783	$.04	1.60	$0

Options exercisable at end of year	1,342,883	$.04	2.38	$0

The following table summarizes the Company’s non-vested employee stock option activity for year ended December 31, 2011:

		Weighted
		average
		grant date
	2011	fair value
Non-vested options outstanding, beginning of year	38,400	$1,316

Options granted during the year	1,321,697	9,531

Options vested during the year	(1,240,197)	(9,242)

Non-vested options outstanding, end of year	119,900	$1,605

The weighted-average grant date fair value of stock options granted was $.01 in 2011. There were no stock options granted in 2010.   The fair value of stock options vested was $9,242 in 2011 and $138 in 2010.

Common Stock Purchase Warrants – A summary of common stock purchase warrant activity for the years ended December 31, 2011 and 2010 follows:

In December 2011, the Company agreed to extend the expiration date on 150,000 and 275,000 common stock purchase warrants with exercise prices of $.01 and $1.00, respectively, from January 2, 2012 to January 2, 2015 and adjusted the exercise prices to $.003 in return for a credit of $1,113 on the outstanding principal balance of a secured promissory note (see Note D - Notes Payable).

Outstanding common stock purchase warrants issued to non-employees outstanding at December 31, 2011 are as follows:

Number	Exercise	Expiration
of shares	price	year

70,000	.13	2012
14,000	.10	2012
12,000	.08	2012
70,000	.01	2012
425,000	.003	2015
591,000

The following table summarizes the Company’s common stock purchase warrant activity for the years ended December 31, 2011 and 2010:

		Weighted		Weighted
		Average		Average
	2011	Exercise Price	2010	Exercise Price

Warrants outstanding beginning of year	591,000	$.490	591,000	$.49

Warrants outstanding end of year	591,000	$.023	591,000	$.49

10.     Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. Advertising expense for the years ended December 31, 2011 and 2010 was $21,904 and $11,443, respectively.

11.     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

12.     Recently Issued Accounting Standards

Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. The adoption of this updated authoritative guidance is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

NOTE C — PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2011	2010

Computers and equipment	$1,516,280	$1,500,229
Leasehold improvements	991,749	970,890
Software	57,337	57,337
Furniture and fixtures	28,521	28,521
	2,593,887	2,556,977
Less accumulated depreciation	(2,515,746)	(2,470,912)
	$78,141	$86,065

Depreciation expense for the years ended December 31, 2011 and 2010 was $44,835 and $210,058, respectively.

NOTE D — NOTES PAYABLE

Notes payable consist of the following:
	December 31,	December 31,
	2011	2010
Convertible promissory note; interest at 12.5% of face amount, payable quarterly; this note is unsecured and matured in November 2003 (convertible into approximately 107,843 shares at December 31, 2011 and 2010) (1)	$55,000	$55,000

Secured promissory note from a shareholder; interest at 6%, required monthly installments of interest only through December 30, 2010, then requires monthly installments of $3,301 including principal and interest; matured at December 30, 2011; secured by all tangible and intangible assets of the Company (2)	273,078	297,300
	328,078	352,300

Less current portion	328,078	77,452

	$-	$274,848

——————————

(1)

REMAINING CONVERTIBLE PROMISSORY NOTE - This $55,000 convertible promissory note matured in November 2003.  The Company has been unable to pay this note and has been making quarterly interest payments.  The Company has not negotiated an extension of this note and the lender has not made any demands for payment of the principal amount of this note. The Company is currently developing a plan to satisfy this note.  At December 31, 2011, the outstanding principal and accrued interest of the convertible promissory note was $56,733.

CONVERTIBLE PROMISSORY NOTES written off during 2010 - During 2000 and 2001, the Company issued 11% convertible promissory notes or converted other notes payable or accounts payable to convertible promissory notes in an amount totaling $2,257,624. The terms of the Notes were 36 months with limited prepayment provisions. Each of the Notes may be converted by the holder at any time at $1.00 per common stock share and by the Company upon registration and when the closing price of the Company’s common stock has been at or above $3.00 per share for three consecutive trading days. Additionally, the Notes were accompanied by warrants exercisable for the purchase of the number of shares of Company’s common stock equal to the number obtained by dividing 25% of the face amount of the Notes purchased by $1.00. These warrants were exercisable at any time during the five years following issuance at an exercise price of $.01 per share. Under the terms of the Notes, the Company was required to register the common stock underlying both the Notes and the detached warrants by filing a registration statement with the Securities and Exchange Commission within 45 days following the Final Expiration Date of the Offering (March 31, 2001). On May 31, 2001, the Company exchanged 2,064,528 shares of its common stock and warrants (exercisable for the purchase of 436,748 shares of common stock at $2.00 per share) for convertible promissory notes in the principal amount of $1,746,988 (recorded at $1,283,893) plus accrued interest of $123,414. The warrants expired on May 31, 2006. This exchange was accounted for as an induced debt conversion and a debt conversion expense of $370,308 was recorded.

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

During the fourth quarter of 2010, the Company reviewed all of its outstanding liabilities to determine their enforcibility and collectability in light of the applicable statute of limitations (see Note L - Statute of Limitations Write-off).  Based upon this review, the Company concluded that by operation of law $455,636 of these convertible promissory notes and $520,581 of accrued interest on these notes were no longer collectable and should be written-off.    These uncollectable notes were written-off during the fourth quarter resulting in an increase to other revenue.

(2)

The Company agreed to issue additional shares of stock to the shareholder in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note.

In December 2011, the Company agreed to extend the expiration date on 150,000 and 275,000 common stock purchase warrants with exercise prices of $.01 and $1.00, respectively, from January 2, 2012 to January 2, 2015 and adjusted the exercise prices to $.003 in return for a credit of $1,113 on the outstanding principal balance of the secured promissory note.

This secured promissory note matured on December 30, 2011.  The Company continues to make monthly principal and interest payments.  The lender has not made any demands for payment of the outstanding principal balance of this note.  At December 31, 2011, the outstanding principal and accrued interest of the secured promissory note was $273,796.

Aggregate future maturities of notes payable at December 31, 2011 are as follows:

2012	$328,078
$328,078

NOTE E – COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Operating Leases

The Company leases certain office facilities used in its operations under non-cancelable operating leases which will expire in 2014. Future minimum lease payments required at December 31, 2011 under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2012	189,167
2013	195,690
2014	202,213
$587,070

Rental expense for all operating leases for the years ended December 31, 2011 and 2010 was approximately $247,942 and $226,692, respectively.

The Company’s long-term non-cancelable operating lease includes scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the straight-line method over the term of the lease. The Company had recorded a deferred credit of $23,484 at December 31, 2011, which is reflected in Other Long-term Liabilities on the Balance Sheet to reflect the net excess of rental expense over cash payments since inception of the lease. In addition to the base rent payments the Company pays a monthly allocation of the building’s operating expenses.

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

NOTE F — INCOME TAXES

The Company’s effective income tax rate on net loss differed from the federal statutory rate of 34% as follows at December 31:

	2011	2010
Income taxes benefit at federal statutory rate	$22,000	$268,000
Tax effect of state income taxes benefit	3,000	34,000
Change in valuation allowance	(378,000)	(311,000)
Nondeductible expenses	2,000	2,000
Other	351,000	7,000
Total tax expense	$—	$—

The components of deferred income tax assets were as follows at December 31:

	2011	2010
Deferred income tax assets
Basis difference in property and equipment and intangible assets	$311,000	$368,000
Deferred revenue	67,000	51,000
Net operating loss	945,000	898,000
Deferred compensation and other	(9,000)	375,000
Valuation allowance	(1,314,000)	(1,692,000)
Net deferred income tax asset	—	—
Change in valuation allowance	$(378,000)	$(311,000)

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2011, the Company has a net operating loss carry forward of approximately $912,000 that will expire at various dates through 2031. Because this carry forward can only be used to offset future taxable income of the Company, management has provided a valuation allowance until it is more likely than not that taxable income will be generated.

The Company has adopted the provisions of FASB Accounting Standards Codification Topic ASC 740-10 (previously Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007. The implementation of this standard had no impact on the financial statements. As of the date of adoption and as of December 31, 2011 and 2010, the unrecognized tax benefit accrual was zero.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and does not believe it has any material unrealized tax benefits at December 31, 2011.  The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005.

NOTE G — COMMON STOCK

Employee stock options for 725,697 and 400,000 shares of the Company’s common stock were exercised in May 2011 for $7,256 and December 2011 for $1,200, respectively.

On December 29, 2009 the Company converted $248,578 of accrued interest on an interim loan from a shareholder into 497,156 restricted shares of the Company’s common stock valued at $.50 per share.  These shares were issuable at December 31, 2009, were equal to approximately 6.8% of the total number of shares outstanding and were issued on January 20, 2010.  This transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded.  In connection with the conversion, the Company also agreed to issue additional shares of stock to the holder of a secured promissory note in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note (see Note D — Notes Payable).  No shares other than employee stock options shares were issued by the Company at less than $.50 per share during 2011 and 2010.

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10 requires that an entity disclose the fair value of financial instruments for which it is practicable to estimate the value. The Company considers the carrying value of certain financial instruments on the balance sheets, including cash, accounts receivable, and other assets to be reasonable estimates of fair value.  At December 31, 2011 and 2010, the carrying amount of the Company’s liabilities for corporate borrowings and other obligations was $1,929,616 and $1,942,622, respectively, and the fair value was estimated to be approximately $189,000 and $124,000, respectively.  These amounts are based on the present value of estimated future cash outflows which is discounted based on the risk of nonperformance due to the uncertainty of the Company’s ability to continue as a going concern.

NOTE I – CERTAIN RELATIONSHIPS

The Company has an operating lease for certain equipment which is leased from Generation Capital Associates, one of its greater than 5% shareholders whose parent company  holds a $273,078 secured promissory note (see Note D — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments.  In January and November 2006, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease.  In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income.  The lessor also agreed to accept payments of $499 per month on the balance owed.  In January and December 2009, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $3,445 and $773, respectively, on the operating lease.  At December 31, 2011 and 2010 the Company had recorded $256,443 in unpaid lease payments.  The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement.  The lessor has not made any formal demands for payment or instituted collection action; however the Company is in discussions with the lessor to restructure this liability.

NOTE J – CONCENTRATIONS

During the years ended December 31, 2011and 2010, the Company had one customer that comprised approximately 17% and 14% of total revenues, respectively.

NOTE K – OTHER INCOME

The year 2011 includes $37,268, representing certain excess telecommunication taxes and fees for which the Company has filed refund requests with the appropriate state agencies.

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

NOTE L – EMPLOYEE BENEFIT PLANS

The Company offers a SIMPLE IRA plan for all eligible employees.  Employees meeting certain eligibility requirements can participate in the plan.  Under the plan, the Company matches employee contributions to the plan up to 3% of the employee’s salary.  The Company made matching contributions of 1% totaling $3,374 and 3% totaling $11,376, respectively, during the years ended December 31, 2011 and 2010.

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

All employee stock options granted during 2011 were nonqualified stock options.  Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).  No employee options were granted during 2010.

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model.  In addition to the exercise and grant date prices of the options, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2011	2010
Risk free interest rate	.71%	4.4%
Expected lives (in years)	5	5
Expected volatility	163%	131%
Dividend yield	0%	0%

The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and the effect on basic and diluted earnings per share for the years ended December 31:

	2011		2010

Stock-based compensation expense		$2,558		$96
Impact on income per share:
Basic	$	NIL	$	NIL
Assuming dilution	$	NIL	$	NIL

At December 31, 2011 there was $8,238 of unrecognized stock-based compensation that is expected to be recognized as an expense over a weighted-average period of 3.2 years.

NOTE M – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission.

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy J. Kilkenny, certify that:

1.	I have reviewed this annual report on Form 10-K for the year ended December 31, 2011 of Fullnet Communications, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the year in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the year covered by this report based on such evaluation; and

(d)

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

Date: March 29, 2012

/s/ Timothy J. Kilkenny

Timothy J. Kilkenny

Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Roger P. Baresel, certify that:

1.	I have reviewed this annual report on Form 10-K for the year ended December 31, 2011 of Fullnet Communications, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the year in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the year covered by this report based on such evaluation; and

(d)

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

Date: March 29, 2012

/s/ Roger P. Baresel

Roger P. Baresel

President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Annual Report on Form 10-K of the Company for the year ended December 31, 2011 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 29, 2012	/s/ Timothy J. Kilkenny
Timothy J. Kilkenny
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Annual Report on Form 10-K of the Company for the year ended December 31, 2011 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 29, 2012	/s/ Roger P. Baresel
Roger P. Baresel
President and Chief Financial and
Accounting Officer