Form 10-Q
period 2012-03-31
FULLNET COMMUNICATIONS INC
filed 2012-05-14
CIK 1092570

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, 9,118,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

		DECEMBER 31,
	MARCH 31,	2011
	2012	(Derived from
	(Unaudited)	Audited Statements)
ASSETS
CURRENT ASSETS
Cash	$8,876	$10,987
Accounts receivable, net	46,351	79,537
Prepaid expenses and other current assets	20,963	14,294

Total current assets	76,190	104,818

PROPERTY AND EQUIPMENT, net	71,117	78,141

OTHER ASSETS	5,912	5,912

TOTAL	$153,219	$188,871

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$373,527	$395,201
Accrued and other liabilities, current portion	1,042,733	1,008,899
Notes payable, current portion	322,243	328,078
Deferred revenue	167,690	173,954

Total current liabilities	1,906,193	1,906,132

ACCRUED AND OTHER LIABILITIES, less current portion	23,155	23,484

Total liabilities	1,929,348	1,929,616

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 9,118,161 and 8,978,161 shares in 2012 and 2011, respectively	91	90
Additional paid-in capital	8,411,162	8,409,945
Accumulated deficit	(10,187,382)	(10,150,780)

Total stockholders’ deficit	(1,776,129)	(1,740,745)

TOTAL	$153,219	$188,871

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2012		March 31, 2011
REVENUES
Access service revenues		$49,282		$63,766
Co-location and other revenues		381,828		384,261

Total revenues		431,110		448,027

OPERATING COSTS AND EXPENSES
Cost of access service revenues		39,010		42,599
Cost of co-location and other revenues		87,873		91,463
Selling, general and administrative expenses		326,097		311,748
Depreciation and amortization		8,931		10,719

Total operating costs and expenses		461,911		456,529

LOSS FROM OPERATIONS		(30,801)		(8,502)

INTEREST EXPENSE		(5,801)		(6,206)

NET LOSS		$(36,602)		$(14,708)

Net loss per common share
Basic	$	NIL	$	NIL

Assuming dilution	$	NIL	$	NIL

Weighted average common shares outstanding
Basic		8,996,828		7,852,464

Assuming dilution		8,996,828		7,852,464

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Three Months Ended March 31, 2012

	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance at January 1, 2012	8,978,161	$90	$8,409,945	$(10,150,780)	$(1,740,745)

Stock compensation expense	—	—	798	—	798

Stock options exercised	140,000	1	419		420

Net loss	—	—	—	(36,602)	(36,602)

Balance at March 31, 2012	9,118,161	$91	$8,411,162	$(10,187,382)	$(1,776,129)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,602)	$(14,708)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	8,931	10,718
Stock compensation	798	516
Provision for uncollectible accounts receivable	4,314	(2,851)
Net (increase) decrease in
Accounts receivable	28,872	6,077
Prepaid expenses and other current assets	(6,669)	(14,996)
Net increase (decrease) in
Accounts payable	(21,674)	(32,955)
Accrued and other liabilities	33,505	28,961
Deferred revenue	(6,264)	28,746

Net cash provided by operating activities	5,211	9,508

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,907)	(3,852)

Net cash used in investing activities	(1,907)	(3,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(5,835)	(6,195)
Proceeds from exercise of stock options	420	-

Net cash used in financing activities	(5,415)	(6,195)

NET DECREASE IN CASH	(2,111)	(539)

Cash at beginning of period	10,987	10,856

Cash at end of period	$8,876	$10,317

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$5,801	$5,441

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2011.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2012.

2.	MANAGEMENT’S PLANS

At March 31, 2012, current liabilities exceed current assets by $1,830,003. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on a secured promissory note and a convertible promissory note (see Note 8 — Notes Payable). These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

	Three Months Ended
	March 31, 2012		March 31, 2011
Numerator:
Net loss		$(36,602)		$(14,708)
Denominator:
Weighted average common shares outstanding — basic		8,996,828		7,852,464
Weighted average common shares and share equivalents outstanding — assuming dilution		8,996,828		7,852,464

Net loss per common share — basic	$	NIL	$	NIL

Net loss per common share — assuming dilution	$	NIL	$	NIL

Stock options to purchase 1,292,116 shares of common stock at exercise prices ranging from $.003 to $.09 per share were outstanding for the three months ended March 31, 2012, but were not included in the calculation of net loss per share – assuming dilution because there was a net loss for the period.  Stock options to purchase 2,581,311 shares of common stock at exercise prices ranging from $.01 to 4100 per share were outstanding for the three months ended March 31, 2011, but were not included in the calculation of net loss per share – assuming dilution because there was a net loss for the period.

Warrants to purchase 591,000 shares of common stock at exercise prices ranging from $.003 to $.13 per share were outstanding for the three months ended March 31, 2012, but were not included in the calculation of net loss per share – assuming dilution because there was a net loss for the period.  Warrants to purchase 591,000 shares of common stock at exercise prices ranging from $.01 to $l.00 per share were outstanding for the three months ended March 31, 2011, but were not included in the calculation of net loss per share – assuming dilution because there was a net loss for the period.

A convertible promissory note to purchase 107,843 shares of common stock at an exercise price of $1.00 per share was outstanding for the three months ended March 31, 2012 and 2011, but was not included in the calculation of net loss per share – assuming dilution because there was a net loss for the periods.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2012	December 31, 2011

Accounts receivable	$252,221	$281,094
Less allowance for doubtful accounts	(205,870)	(201,557)

	$46,351	$79,537

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2012	December 31, 2011

Computers and equipment	$1,518,188	$1,516,280
Leasehold improvements	991,749	991,749
Software	57,337	57,337
Furniture and fixtures	28,521	28,521

	2,595,795	2,593,887
Less accumulated depreciation	(2,524,678)	(2,515,746)

	$71,117	$78,141

Depreciation expense for the three months ended March 31, 2012 and 2011 was $8,931 and $10,692, respectively.

7.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	March 31, 2012	December 31, 2011

Accrued interest	$2,452	$2,451
Accrued deferred compensation	832,604	832,897
Accrued unused vacation and sick leave	112,583	110,044
Accrued other liabilities	118,249	86,991

	1,065,888	1,032,383

Less current portion	1,042,733	1,008,899

	$23,155	$23,484

The Company’s top three executive officers have employment agreements which contain a “Change in Control” provision which provides for the immediate lump sum payment of their accrued deferred compensation in the event of a qualifying event.  Accrued deferred compensation subject to this provision totaled approximately $610,147 and $609,691 at March 31, 2012 and December 31, 2011, respectively.

8.	NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2012	December 31, 2011

Convertible promissory note; interest at 12.5% of face amount, payable quarterly; this note is unsecured and matured in November 2003 (convertible into approximately 107,843 shares at March 31, 2012 and December 31, 2011) (1)	$55,000	$55,000

Secured promissory note from a shareholder; interest at 6%, required monthly installments of interest only through December 30, 2010, then required monthly installments of $3,301 including principal and interest; matured at December 30, 2011; secured by all tangible and intangible assets of the Company (2)	267,243	273,078

	322,243	328,078

Less current portion	322,243	328,078

	$-	$-

(1)

This $55,000 convertible promissory note matured in November 2003.  The Company has been unable to pay this note and has been making quarterly interest payments.  The Company has not negotiated an extension of this note and the lender has not made any demands for payment of the principal amount of this note. The Company is currently developing a plan to satisfy this note.  At March 31, 2012, the outstanding principal and accrued interest of the convertible promissory note was $56,734.

(2)

The Company agreed to issue additional shares of stock to the note holder in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note.

In December 2011, the Company agreed to extend the expiration date on 150,000 and 275,000 common stock purchase warrants with exercise prices of $.01 and $1.00, respectively, from January 2, 2012 to January 2, 2015 and adjusted the exercise prices to $.003 in return for a credit of $1,113 on the outstanding principal balance of the secured promissory note.

This secured promissory note matured on December 30, 2011.  The Company continues to make monthly principal and interest payments.  The note holder has not made any demands for payment of the outstanding principal balance of this note.  At March 31, 2012, the outstanding principal and accrued interest of the secured promissory note was $267,961.

9.	COMMON STOCK OPTIONS AND WARRANTS

The following table summarizes the Company’s employee stock option activity for the three months ended March 31, 2012:

	Three Months Ended	Weighted Average
	March 31, 2012	Exercise Price
Options outstanding, beginning of the period	1,462,783	$.040

Options granted during the period	143,000	.003

Options exercised during the period	(140,000)	.003

Options expired during the period	(173,667)	.051

Options outstanding, end of the period	1,292,116	$.038

The Company records compensation cost for new and modified awards over the related vesting period of such awards prospectively.

The following table summarizes the Company’s common stock purchase warrant and non-employee stock option activity for the three months ended March 31, 2012:

	Three Months Ended	Weighted Average
	March 31, 2012	Exercise Price
Warrants and non-employee stock options outstanding, beginning and end of the period	591,000	$.023

10.	COMMON STOCK

Stock options for 140,000 shares of the Company’s common stock were exercised in March 2012 for $420.

The Company is obligated to issue additional shares of stock to the holder of a secured promissory note in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note (see Note 8 — Notes Payable). During the three months ended March 31, 2012, no shares were issued by the Company at less than $.50 per share.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10 requires that an entity disclose the fair value of financial instruments for which it is practicable to estimate the value. The Company considers the carrying value of certain financial instruments on the balance sheets, including cash, accounts receivable, and other assets to be reasonable estimates of fair value. At March 31, 2012 and December 31, 2011, the carrying amount of the Company’s liabilities for corporate borrowings and other obligations was $1,929,348 and $1,929,616, respectively, and the fair value was estimated to be approximately $153,000 and $189,000, respectively. These amounts are based on the present value of estimated future cash outflows which is discounted based on the risk of nonperformance due to the uncertainty of the Company’s ability to continue as a going concern.

12.	CERTAIN RELATIONSHIPS

The Company has an operating lease for certain equipment which is leased from one of its shareholders whose parent company holds a $267,243 secured promissory note (see Note 8 — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date on of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $17,960 and for the purchase of 140,000 common stock shares and a credit of $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January and December 2009, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $3,445 and for the purchase of 140,000 common stock shares and a credit of $773, respectively, on the operating lease. At March 31, 2012 and December 31, 2011 the Company had recorded $256,443 in unpaid lease payments. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however the Company is in discussions with the lessor to restructure this liability.

13.	CONCENTRATIONS

During the three months ended March 31, 2012, the Company had two customers that each comprised approximately 11% of total revenues.  During the three months ended March 31, 2011, the Company had only one of these customers which comprised approximately 13% of total revenues.

14.	EMPLOYEE BENEFIT PLANS

The Company offers a SIMPLE IRA plan for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. Under the plan, the Company matches employee contributions to the plan up to 3% of the employee’s salary. The Company made matching contributions of $854 and $903, respectively, during the quarters ended March 31, 2012 and 2011.

15.	CONTINGENCIES

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At March 31, 2012 FullTel provided us with local telephone access in approximately 232 cities.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31, 2012		March 31, 2011
	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$49,282	11.4%	$63,766	14.2%
Co-location and other revenues	381,828	88.6	384,261	85.8

Total revenues	431,110	100.0	448,027	100.0

Cost of access service revenues	39,010	9.0	42,599	9.5
Cost of co-location and other revenues	87,873	20.4	91,463	20.4
Selling, general and administrative expenses	326,097	75.6	311,748	69.6
Depreciation and amortization	8,931	2.1	10,719	2.4

Total operating costs and expenses	461,911	107.1	456,529	101.9

Loss from operations	(30,801)	(7.1)	(8,502)	(1.9)

Interest expense	(5,801)	(1.4)	(6,206)	(1.4)

Net loss	$(36,602)	(8.5)%	$(14,708)	(3.3)%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

Access service revenues decreased $14,484 or 22.7% to $49,282 for the 2012 1st Quarter from $63,766 for the same period in 2011 primarily due to a decline in the number of customers.

Co-location and other revenues decreased $2,433 or .6% to $381,828 for the 2012 1st Quarter from $384,261 for the same period in 2011.   This decrease was primarily attributable to a reduction in services to one customer of approximately $18,500 offset by the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $3,589 or 8.4% to $39,010 for the 2012 1st Quarter from $42,599 for the same period in 2011. This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues decreased to 9.0% during the 2012 1st Quarter, compared to 9.5%

during the same period in 2011.

Cost of co-location and other revenues decreased $3,590 or 3.9% to $87,873 for the 2012 1st Quarter from $91,463 for the same period in 2011 primarily related to reductions in costs of servicing our traditional phone service customers due to a reduction in the number of customers utilizing that service.  Cost of co-location and other revenues as a percentage of co-location and other revenues remained the same at 20.4% during the 2012 and 2011 periods.

Selling, general and administrative expenses increased $14,349 or 4.6% to $326,097 for the 2012 1st Quarter compared to $311,748 for the same period in 2011.   This increase was primarily related to increases in employee costs, advertising and taxes of $7,771, $4,515 and $1,316, respectively.  Selling, general and administrative expenses as a percentage of total revenues increased to 75.6% during the 2012 1st Quarter from 69.6% during the same period in 2011.

Depreciation and amortization expense decreased $1,788 or 16.7% to $8,931 for the 2012 1st Quarter compared to $10,719 for the same period in 2011 primarily related to several assets reaching full depreciation.

Interest Expense

Interest expense remained relatively the same at $5,801 for the 2012 1st Quarter compared to $6,206 for the same period in 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had $8,876 in cash and $1,906,196 in current liabilities, including $167,690 of deferred revenues that will not require settlement in cash.

At March 31, 2012 and December 31, 2011, we had a working capital deficit of $1,830,003 and  $1,801,314, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of March 31, 2012, of the $117,084 we owed to our trade creditors $35,700 was past due. We have no formal agreements regarding payment of these amounts. At March 31, 2012, $256,443 payable under a matured lease obligation was outstanding.  The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.  At March 31, 2012, we had outstanding principal and accrued interest owed on a matured convertible promissory note totaling $56,733.  We have been making quarterly interest payments on this note and the lender has not made any demands for payment of the principal.  At March 31, 2012 we had outstanding principal and accrued interest owed on a matured secured promissory note totaling $267,961.  We have been making monthly principal and interest payments on this note and the lender has not made any demands for payment of the outstanding balance of this note.

In addition, during the three months ended March 31, 2012, we had two customers that each separately comprised approximately 11% of total revenues.  During the three months ended March 31, 2011, we had only one of these customers which comprised approximately 13% of total revenues.

Cash flow for the periods ending March 31, 2012 and 2011 consist of the following.

	For the Periods Ended March 31,
	2012	2011
Net cash flows provided by operations	$5,211	$9,508
Net cash flows used in investing activities	(1,907)	(3,852)
Net cash flows used in financing activities	(5,415)	(6,195)

Cash used for the purchase of equipment was $1,907 and $3,852, respectively for the three months ended March 31, 2012 and 2011.

Cash used for principal payments on notes payable was $5,835 and $6,195, respectively for the three months ended March 31, 2012 and 2011.  Cash provided by the exercise of stock options was $420 for the three months ended March 31, 2012.

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

Financing Activities

We have a secured promissory note from a shareholder which required monthly installments of interest only through December 30, 2010 then monthly installments of $3,301 including principal and interest which matured December 30, 2011 and is secured by all of our tangible and intangible assets (see Note 8 — Notes Payable to our financial statements, above). We agreed to issue additional shares of stock to the note holder in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note. We have been unable to pay this note and have been making monthly principal and interest payments.  At March 31, 2012, the outstanding principal and accrued interest of the secured promissory note was $267,961.

We have an operating lease for certain equipment which is leased from one of our shareholders whose parent company holds a $267,243 secured promissory note (see Note 8 — Notes Payable to our financial statements, above). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments. In January and November 2006, we agreed to extend the expiration date of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $17,960 and for the purchase of 140,000 common stock shares and a credit of $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January and December 2009, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $3,445 and for the purchase of 140,000 common stock shares and a credit of $773, respectively, on the operating lease. At March 31, 2012 and December 31, 2011 we had recorded $256,443 in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.

We have a convertible promissory note that matured in November 2003. We have been unable to pay this note and have been making quarterly interest payments.  The lender has not made any demands for payment of the principal.  At March 31, 2012, the outstanding principal and accrued interest of the convertible promissory note was $56,733.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2012 two of our officers exercised common stock options for the purchase of 140,000 common stock shares at a price per share of $.003 per share for proceeds to us of $420.  These common stock shares were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended (the “1933 Act”), including Rule 506 of Regulation D promulgated there under and Section 4(6) of the 1933 Act.  No sales commissions or other remuneration was paid in conjunction with the exercise of the stock options and issuance of the common stock shares.  The common stock shares are “restricted securities” as defined in Rule 501 of Regulation D and may not be resold or transferred without registration under the 1933 Act or in compliance with exemptions from that registration.

Item 3. Defaults Upon Senior Securities

We are in default on a secured promissory note that matured in December 2011.  This note bears interest at 6% and is secured by all of our tangible and intangible assets.  We have been unable to pay this note and have been making monthly principal and interest payments.  The lender has not made any demands for payment of the balance.  At March 31, 2012, the outstanding principal and accrued interest of the secured promissory note was $267,961.

We are in default on a convertible promissory note that matured in November 2003. This note bears interest at 12.5% per annum and is convertible into approximately 107,843 shares of our common stock. We have been unable to pay this note and have been making quarterly interest payments.  The lender has not made any demands for payment of the principal.  At March 31, 2012, the outstanding principal and accrued interest of the convertible promissory note was $56,733.

Item 5. Other Information

During the three months ended March 31, 2012 all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: May 14, 2012	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: May 14, 2012	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy J. Kilkenny, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2012 of FullNet Communications, Inc.;

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

Date: May 14, 2012

/s/ Timothy J. Kilkenny, Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Roger P. Baresel, certify that:.

1.	I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2012 of FullNet Communications, Inc.;

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

Date: May 14, 2012

/s/ Roger P. Baresel, President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2012 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2012	/s/ Timothy J. Kilkenny,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2012 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2012	/s/ Roger P. Baresel,
President and Chief Financial and
Accounting Officer

 _____________________________________