Form 10-Q
period 2012-06-30
FULLNET COMMUNICATIONS INC
filed 2012-08-13
CIK 1092570

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, 8,578,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

		DECEMBER 31,
	JUNE 30,	2011
	2012	(Derived from
	(Unaudited)	Audited Statements)
ASSETS
CURRENT ASSETS
Cash	$7,403	$10,987
Accounts receivable, net	25,892	79,537
Prepaid expenses and other current assets	10,021	14,294

Total current assets	43,316	104,818

PROPERTY AND EQUIPMENT, net	69,503	78,141

OTHER ASSETS	5,573	5,912

TOTAL	$118,392	$188,871

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable, current portion	$424,386	$395,201
Accrued and other current liabilities, current portion	1,027,138	1,008,899
Notes payable, current portion	316,320	328,078
Deferred revenue	160,916	173,954

Total current liabilities	1,928,760	1,906,132

ACCRUED AND OTHER LIABILITIES, less current portion	22,832	23,484

Total liabilities	1,951,592	1,929,616

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 9,118,161 and 8,978,161 shares in 2012 and 2011, respectively	91	90
Additional paid-in capital	8,411,956	8,409,945
Accumulated deficit	(10,245,247)	(10,150,780)

Total stockholders’ deficit	(1,833,200)	(1,740,745)

TOTAL	$118,392	$188,871

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
REVENUES
Access service revenues	$42,039	$56,644	$91,321	$121,490
Co-location and other revenues	330,699	411,936	712,527	795,117

Total revenues	372,738	468,580	803,848	916,607

OPERATING COSTS AND EXPENSES
Cost of access service revenues	29,604	46,014	68,614	88,613
Cost of co-location and other revenues	89,267	93,119	177,140	184,582
Selling, general and administrative expenses	297,411	290,446	623,509	602,196
Depreciation and amortization	8,716	14,069	17,646	24,788

Total operating costs and expenses	424,998	443,648	886,909	900,179

INCOME (LOSS) FROM OPERATIONS	(52,260)	24,932	(83,061)	16,428

INTEREST EXPENSE	(5,605)	(6,010)	(11,406)	(12,216)

INCOME (LOSS) before income taxes	(57,865)	18,922	(94,467)	4,212

Income tax expense (benefit)	-	-	-	-

NET INCOME (LOSS)	$(57,865)	18,922	$(94,467)	$4,212

Net income (loss) per share —basic	$(.01)	.00	$(.01)	$.00

Net income (loss) per share — assuming dilution	$(.01)	.00	$(.01)	$.00

Weighted average shares outstanding — basic	8,978,161	8,235,697	9,057,155	8,043,010

Weighted average shares outstanding — assuming dilution	8,978,161	8,445,895	9,057,461	8,696,270

		9

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Six Months Ended June 30, 2012

			Additional
	Common stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2012	8,978,161	$90	$8,409,945	$(10,150,780)	$(1,740,745)

Stock compensation expense	—	—	1,592	—	1,592

Stock options exercise	140,000	1	419	—	420

Net loss	—	—	—	(94,467)	(94,467)

Balance at June 30, 2012	9,118,161	$91	$8,411,956	$(10,245,247)	$(1,833,200)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(94,467)	$4,212
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	17,646	24,788
Stock compensation	1,592	1,163
Provision for uncollectible accounts receivable	4,821	(4,693)
Net (increase) decrease in
Accounts receivable	48,824	(549)
Prepaid expenses and other current assets	4,273	(6,272)
Net increase (decrease) in
Accounts payable	29,185	(44,067)
Accrued and other liabilities	17,587	(10,942)
Deferred revenue	(13,038)	63,786

Net cash provided by operating activities	16,423	27,426

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(8,669)	(14,353)
Acquisition of business	-	(10,056)

Net cash used in investing activities	(8,669)	(24,409)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(11,758)	(11,758)
Proceeds from exercise of stock options	420	7,256

Net cash used in financing activities	(11,338)	(4,502)

Net decrease in cash	(3,584)	(1,485)
Cash at beginning of period	10,987	10,856

Cash at end of period	$7,403	$9,371

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$11,513	$11,512

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

2.

MANAGEMENT’S PLANS

At June 30, 2012, current liabilities exceed current assets by $1,885,444. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on a secured promissory note and a convertible promissory note (see Note 8 — Notes Payable). These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

«VLPZ0AG8»]

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

[«ULPZJZK5|Level=3|Label=Schedule of Income (Loss) Per Share|Abstract=us-gaap:TableTextBlock|Tag=us-gaap:ScheduleOfEarningsPerShareBasicAndDilutedTableTextBlock»

Schedule of Income (Loss) Per Share
	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Net income (loss)	$(57,865)	$18,922	$(94,467)	$4,212
Denominator:
Weighted average shares outstanding — basic	8,978,161	8,235,697	9,057,155	8,043,010
Effect of dilutive stock options	-	43,161	306	230,823
Effect of dilutive warrants	-	167,037	-	422,437

Weighted average shares outstanding — assuming dilution	8,978,161	8,445,895	9,057,461	8,696,270

Net income (loss) per share — basic	$(.01)	$.00	$(.01)	$.00

Net income (loss) per share — assuming dilution	$(.01)	$.00	$(.01)	$.00

Basic and diluted income (loss) per share were the same for the three and six months ended June 30, 2012 because there was a net loss for each period.  Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive for the period are as follows:

Schedule of Antidilutive Securities Excluded from Computation of Income (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Stock options	1,187,116	646,365	1,187,116	1,632,381
Warrants and non-employee stock options	579,000	371,000	579,000	371,000
Convertible promissory note	107,843	107,843	107,843	107,843
	1,978,959	1,125,208	1,978,959	2,111,224

5.

ACCOUNTS RECEIVABLE

Schedule of Accounts Receivable

	June 30, 2012	December 31, 2011

Accounts receivable	$232,269	$281,094
Less allowance for doubtful accounts	(206,377)	(201,557)

	$25,892	$79,537

«VLPZDFZS»]

6.

PROPERTY AND EQUIPMENT

Schedule of Property and Equipment

	June 30, 2012	December 31, 2011

Computers and equipment	$1,524,949	$1,516,280
Leasehold improvements	991,749	991,749
Software	57,337	57,337
Furniture and fixtures	28,521	28,521

	2,602,556	2,593,887
Less accumulated depreciation	(2,533,053)	(2,515,746)

	$69,503	$78,141

Depreciation expense for the three months ended June 30, 2012 and 2011 was $8,376 and $10,709, respectively.

Depreciation expense for the six months ended June 30, 2012 and 2011 was $17,307 and $21,401, respectively.

«VJPZ7TZW»]

[«VLPZ7UF9|Level=1|Label=7. Accrued and Other Current Liabilities|Tag=us-gaap:AccountsPayableAccruedLiabilitiesAndOtherLiabilitiesDisclosureCurrentTextBlock»

7.

ACCRUED AND OTHER CURRENT LIABILITIES

Schedule of Accrued and Other Current Liabilities

	June 30, 2012	December 31, 2011

Accrued interest	$2,345	$2,451
Accrued deferred compensation	831,829	832,897
Accrued unused vacation and sick leave	114,235	110,044
Accrued other liabilities	101,561	86,991

	1,049,970	1,032,383

Less current portion	1,027,138	1,008,899

	$22,832	$23,484

The Company’s top three executive officers have employment agreements which contain a “Change in Control” provision which provides for the immediate lump sum payment of their accrued deferred compensation in the event of a qualifying event.  Accrued deferred compensation subject to this provision totaled approximately $610,121 and $609,691 at June 30, 2012 and December 31, 2011, respectively.

8.

NOTES PAYABLE

Schedule of Notes Payable

	June 30, 2012	December 31, 2011
Convertible promissory note; interest at 12.5% of face amount, payable quarterly; this note is unsecured and matured in November 2003 (convertible into approximately 107,843 shares at June 30, 2012 and December 31, 2011) (1)«1NJ05THF»]	$55,000	$55,000

Secured promissory note from a shareholder; interest at 6%, required monthly installments of interest only through December 30, 2010 then required monthly installments of $3,301 including principal and interest; matured December 30, 2011; secured by all tangible and intangible assets of the Company (2)	261,320	273,078

	316,320	328,078

Less current portion	316,320	328,078

	$-	$-

(1)

This convertible promissory note matured in November 2003.  The Company has been unable to pay this note and has been making quarterly interest payments.  The Company has not negotiated an extension of this note and the lender has not made any demands for payment of the principal amount of this note. The Company is currently developing a plan to satisfy this note.  At June 30, 2012, the outstanding principal and accrued interest of the convertible promissory note was $56,733.

(2)

The Company agreed to issue additional shares of stock to this note holder in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note.

In December 2011, the Company agreed to extend the expiration date on 150,000 and 275,000 common stock purchase warrants with exercise prices of $.01 and $1.00, respectively, from January 2, 2012 to January 2, 2015 and adjusted the exercise prices to $.003 in return for a credit of $1,113 on the outstanding principal balance of the secured promissory note.

This secured promissory note matured on December 30, 2011.  The Company continues to make monthly principal and interest payments.  The note holder has not made any demands for payment of the outstanding principal balance of this note.  At June 30, 2012, the outstanding principal and accrued interest of the secured promissory note was $261,964.

«VLPZDVL0»]

9.

COMMON STOCK OPTIONS AND WARRANTS

Schedule of Employee Stock Option Activity

	Three Months Ended June 30, 2012	Weighted Average	Six Months Ended June 30, 2012	Weighted Average

Options outstanding, beginning of the period	1,292,116	$.038	1,462,783	$.040

Options granted during the period	~	~	143,000	.003

Options exercised during the period	~	~	(140,000)	.003

Options expired during the period	~	~	(173,667)	.051

Options outstanding, end of the period	1,292,116	$.038	1,292,116	$.038

The Company records compensation cost for new and modified awards over the related vesting period of such awards prospectively.

Schedule of Common Stock Purchase Warrant and Non-employee Stock Option Activity

	Three Months	Weighted	Six Months	Weighted
	Ended	Average	Ended	Average
	June 30, 2012	Exercise Price	June 30, 2012	Exercise Price
Warrants and non-employee stock options outstanding, beginning of the period	591,000	$.023	591,000	$.023

Warrants and non-employee stock options expired during the period	(12,000)	.080	(12,000)	.080

Warrants and non-employee stock options outstanding, end of the period	579,000	.022	579,000	.022

10.

COMMON STOCK

Stock options for

140,000 shares of the Company’s common stock were exercised in March 2012 for $420.

On December 29, 2009 the Company converted $248,578 of accrued interest on an interim loan from a shareholder into 497,156 restricted shares of the Company’s common stock valued at $.50 per share. These shares were equal to approximately 6.8% of the total number of shares outstanding and were issued on January 20, 2010. During the fourth quarter of 2009 this transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded. In connection with the conversion, the Company also agreed to issue additional shares of stock to the holder of a secured promissory note in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note (see Note 8 — Notes Payable). During the six months ended June 30, 2012, no shares other than employee stock options shares were issued by the Company at less than $.50 per share.

11.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10 requires that an entity disclose the fair value of financial instruments for which it is practicable to estimate the value. The Company considers the carrying value of certain financial instruments on the balance sheets, including cash, accounts receivable, and other assets to be reasonable estimates of fair value. At June 30, 2012 and December 31, 2011, the carrying amount of the Company’s liabilities for corporate borrowings and other obligations was [«VRPWY8J5|Tag=us-gaap:Liabilities|Label=Liabilities|Time=2012-06-30|Precision=INF»$1,951,592 and $1,929,616, respectively, and the fair value was estimated to be approximately $118,000 and $189,000, respectively. These amounts are based on the present value of estimated future cash outflows which is discounted based on the risk of nonperformance due to the uncertainty of the Company’s ability to continue as a going concern.

«VJPV3WHE»]

12.

CERTAIN RELATIONSHIPS

The Company has an operating lease for certain equipment which is leased from one of its shareholders whose parent company holds a $261,320 secured promissory note (see Note 8 — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date on common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $17,960 and for the purchase of 140,000 common stock shares and a credit of $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January and December 2009, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $3,445 and for the purchase of 140,000 common stock shares and a credit of $773, respectively, on the operating lease. At June 30, 2012 and December 31, 2011 the Company had recorded $256,443 in unpaid lease payments. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however the Company is in discussions with the lessor to restructure this liability.

13.

CONCENTRATIONS

During the six months ended June 30, 2012, the Company had two customers that each comprised approximately [«75J5VUCH|Tag=fil:RevenueConcentrationCustomer1|Type=percent|Period=duration|Label=Revenue Concentration Customer1|Time=2012-01-01~2012-06-30»12% and 10% of total revenues, respectively. During the three months ended June 30, 2012, these two customers each comprised approximately [«77J45DDR|Tag=fil:RevenueConcentrationCustomer1|Type=percent|Period=duration|Label=Revenue Concentration Customer1|Time=2012-04-01~2012-06-30»13% and  9% of total revenues, respectively.  During the six months ended June 30, 2011, the Company had two customers that each comprised approximately 14% and 9% of total revenues, respectively. During the three months ended June 30, 2011, these two customers each comprised approximately 13% and 10% of total revenues, respectively.

14.

EMPLOYEE BENEFIT PLANS

The Company offers a SIMPLE IRA plan for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. Under the plan, the Company matches employee contributions to the plan up to 1% of the employee’s salary. The Company made matching contributions of [«77J5VFSC|Tag=us-gaap:DefinedBenefitPlanContributionsByEmployer|Label=Defined Benefit Plan Contribution by Employer|Time=2012-04-01~2012-06-30|Unit=USD|Precision=INF»$910 and $800, respectively, during the quarters ended June 30, 2012 and 2011. The Company made matching contributions of $1,764 and $1,704, respectively, during the six months ended June 30, 2012 and 2011.

«VLPZ3CU1»]

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At June 30, 2012 FullTel provided us with local telephone access in approximately 232 cities.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$42,039	11.3%	$56,644	12.1%	$91,321	11.4%	$121,490	13.3%
Co-location and other revenues	330,699	88.7	411,936	87.9	712,527	88.6	795,117	86.7

Total revenues	372,738	100.0	468,580	100.0	803,848	100.0	916,607	100.0

Cost of access service revenues	29,604	7.9	46,014	9.8	68,614	8.5	88,613	9.7
Cost of co-location and other revenues	89,267	23.9	93,119	19.9	177,140	22.0	184,582	20.1
Selling, general and administrative expenses	297,411	79.8	290,446	62.0	623,509	77.6	602,196	65.7
Depreciation and amortization	8,716	2.3	14,069	3.0	17,646	2.2	24,788	2.7

Total operating costs and expenses	424,998	114.0	443,648	94.7	886,909	110.3	900,179	98.2

Income (loss) from operations	(52,260)	(14.0)	24,932	5.3	(83,061)	(10.3)	16,428	1.8

Interest expense	(5,605)	(1.5)	(6,010)	(1.3)	(11,406)	(1.4)	(12,216)	(1.3)

Income (loss) before income taxes	(57,865)	(15.5)	18,922	4.0	(94,467)	(11.7)	4,212	0.5

Income tax (benefit)	-	-	-	-	-	-	-	-

Net income (loss)	$(57,865)	(15.5)%	$18,922	4.0%	$(94,467)	(11.7)%	$4,212	0.5%

Three Months Ended June 30, 2012 (the “2012 2nd Quarter”) Compared to Three Months Ended June 30, 2011 (the “2011 2nd Quarter”)

Revenues

Access service revenues decreased $14,605 or 25.8% to $42,039 for the 2012 2nd Quarter from $56,644 for the same period in

2011 primarily due to a decline in number of customers.

Co-location and other revenues decreased $81,237 or 19.7% to $330,699 for the 2012 2nd Quarter from $411,936 for the same period in 2011. This decrease was primarily attributable to reductions in services to existing customers in addition to a decline in the number of traditional phone service customers.

Operating Costs and Expenses

Cost of access service decreased $16,410 or 35.7% to $29,604 for the 2012 2nd Quarter from $46,014 for the same period in 2011.  This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues decreased to 70.4% during the 2012 2nd Quarter, compared to 81.2% during the same period in 2011.

Cost of co-location and other revenues decreased $3,852 or 4.1% to $89,267 for the 2012 2nd Quarter from $93,119 for the same period in 2011 primarily related to reductions in costs of servicing our traditional phone service customers due to a reduction in the number of customers utilizing that service. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 27.0% during the 2012 2nd Quarter, compared to 22.6% during the same period in 2011.

Selling, general and administrative expenses increased $6,965 or 2.4% to $297,411 for the 2012 2nd Quarter compared to $290,446 for the same period in 2011primarily related to advertising expenses.  Selling, general and administrative expenses as a percentage of total revenues increased to 79.8% during the 2012 2nd Quarter from 62.0% during the 2011 2nd Quarter.

Depreciation and amortization expense decreased $5,353 or 38.1% to $8,716 for the 2012 2nd Quarter compared to $14,069 for the 2011 2nd Quarter primarily related to several assets reaching full depreciation.

Interest Expense

Interest expense decreased $405 or 6.7% to $5,605 for the 2012 2nd Quarter compared to $6,010 for the same period in 2011 primarily due to a decrease in notes payable.

Six Months Ended June 30, 2012 (the “2012 Period”) Compared to Six Months Ended June 30, 2011 (the “2011 Period”)

Revenues

Access service revenues decreased $30,169 or 24.8% to $91,321 for the 2012 Period from $121,490 for the 2011 Period primarily due to a decline in our number of customers.

Co-location and other revenues decreased $82,590 or 10.4% to $712,527 for the 2012 Period from $795,117 for the 2011 Period. This decrease was primarily attributable to reductions in services to existing customers in addition to a decline in the number of traditional phone service customers.

Operating Costs and Expenses

Cost of access service revenues decreased $19,999 or 22.6% to $68,614 for the 2012 Period from $88,613 for the 2011 Period. This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 75.1% during the 2012 Period, compared to 72.9% during the 2011 Period.

Cost of co-location and other revenues decreased $7,442 or 4.0% to $177,140 for the 2012 Period from $184,582 for the 2011 Period primarily related to reductions in costs of servicing our traditional phone service customers due to a reduction in the number of customers utilizing that service Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 24.9% during the 2012 Period compared to 23.2% during the 2011 Period.

Selling, general and administrative expenses increased $21,313 or 3.5% to $623,509 for the 2012 Period compared to $602,196 for the 2011 Period.  This increase was primarily related to increases in advertising and employee costs.  Selling, general and administrative expenses as a percentage of total revenues increased to 77.6% during the 2012 Period from 65.7% during the 2011 Period.

Depreciation and amortization expense decreased $7,142 or 28.8% to $17,646 for the 2012 Period compared to $24,788 for the 2011 Period primarily related to several assets reaching full depreciation.

Interest Expense

Interest expense decreased $810 or 6.6% to $11,406 for the 2012 Period compared to $12,216 for the 2011 Period primarily related to a decrease in notes payable.

Liquidity and Capital Resources

As of June 30, 2012, we had $7,403 in cash and $1,928,760 in current liabilities, including $160,916 of deferred revenues that will not require settlement in cash.

At June 30, 2012 and December 31, 2011, we had a working capital deficit of $1,885,444 and $1,801,314, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of June 30, 2012, of the $167,943 we owed to our trade creditors $107,496 was past due. We have no formal agreements regarding payment of these amounts. At June 30, 2012, $256,443 payable under a matured lease obligation was outstanding.  The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.  At June 30, 2012, we had outstanding principal and accrued interest owed on a matured convertible promissory note totaling $56,733.  We have been making quarterly interest payments on this note and the lender has not made any demands for payment of the principal.  At June 30, 2012 we had outstanding principal and accrued interest owed on a matured secured promissory note totaling $261,964.  We have been making monthly principal and interest payments on this note and the lender has not made any demands for payment of the outstanding balance of this note.

In addition, during the six months ended June 30, 2012, we had two customers that each comprised approximately 12% and 10% of total revenues, respectively. During the three months ended June 30, 2012, these two customers each comprised approximately 13% and 9% of total revenues, respectively.  During the six months ended June 30, 2011, we had two customers that each comprised approximately 14% and 9% of total revenues, respectively. During the three months ended June 30, 2011, these two customers each comprised approximately 13% and 10% of total revenues, respectively.

.

Cash flow for the six-month periods ending June 30, 2012 and 2011 consist of the following.

	For the Six-Month Periods Ended
	June 30,
	2012	2011
Net cash flows provided by operations	$16,423	$27,426
Net cash flows used in investing activities	(8,669)	(24,409)
Net cash flows used in financing activities	(11,338)	(4,502)

Cash used for the purchase of equipment was $8,669 and $14,353, respectively, for the six months ended June 30, 2012 and 2011.  Cash used for the acquisition of a business was $10,056 for the six months ended June 30, 2011.

Cash used for principal payments on notes payable was $11,758 for the six months ended June 30, 2012 and 2011.  Cash provided by the exercise of options was $420 and $7,256 for the six months ended June 30, 2012 and 2011, respectively.

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

Financing Activities

We have a secured promissory note from a shareholder which requires monthly installments of interest only through December 30, 2010 then monthly installments of $3,301 including principal and interest which matured December 30, 2011 and is secured by all of our tangible and intangible assets (see Note 8 — Notes Payable to our financial statements, above). We agreed to issue additional shares of stock to the shareholder in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note. At June 30, 2012, the outstanding principal and interest of the secured promissory note was $261,964.

We have an operating lease for certain equipment which is leased from one of our shareholders whose parent company holds a $261,320 secured promissory note (see Note 8 — Notes Payable to our financial statements, above). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments.  In January and November 2006, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease.  In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income.  The lessor also agreed to accept payments of $499 per month on the balance owed.  In January and December 2009, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $3,445 and $773, respectively, on the operating lease.  At June 30, 2012 and December 31, 2011 we had recorded $256,443 in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.

We have a convertible promissory note that matured in November 2003. We have been unable to pay this note and have been making quarterly interest payments.  The lender has not made any demands for payment of the principal.  At June 30, 2012, the outstanding principal and accrued interest of the convertible promissory note was $56,733.

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

We are in default on a secured promissory note that matured in December 2011.  This note bears interest at 6% and is secured by all of our tangible and intangible assets.  We have been unable to pay this note and have been making monthly principal and interest payments.  The lender has not made any demands for payment of the balance.  At June 30,, 2012, the outstanding principal and accrued interest of the secured promissory note was $261,964.

We are in default on a convertible promissory note that matured in November 2003. This note bears interest at 12.5% per annum and is convertible into approximately 107,843 shares of our common stock. We have been unable to pay this note and have been making quarterly interest payments.  The lender has not made any demands for payment of the principal.  At June 30, 2012, the outstanding principal and accrued interest of the convertible promissory note was $56,733.

Item 5.	Other Information

During the three months ended June 30, 2012 all events reportable on Form 8-K were reported.

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

#

10.32	Promissory Note dated January 25, 2000, issued to Fullnet of Tahlequah, Inc.	#

10.33	Promissory Note dated February 7, 2000, issued to David Looper	#

10.34	Promissory Note dated February 29, 2000, issued to Wallace L. Walcher	#

10.35	Promissory Note dated June 2, 2000, issued to Lary Smith	#

10.36	Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C.	#

10.37	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.38	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

Exhibit
Number	Exhibit

10.39	Form of Convertible Promissory Note dated September 6, 2002	#

10.40	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.41	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.42	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 30, 2003	#

10.43	Form 8-K dated January 30, 2003 reporting the change in certifying accountant	#

10.44	Form 8-K dated September 20, 2005 reporting the change in certifying accountant	#

10.45	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC	#

10.46	Employment Agreement with Jason Ayers dated January 1, 2011	#

22.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

#	Incorporated by reference.

*	Filed herewith.

**

In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language)related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except to the extent expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: August 13, 2012	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: August 13, 2012	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy J. Kilkenny, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2012 of Fullnet Communications, Inc.;

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

Date: August 13, 2012

/s/ Timothy J. Kilkenny Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Roger P. Baresel, certify that:.

1.	I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2012 of Fullnet Communications, Inc.;

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

Date: August 13, 2012

/s/ Roger P. Baresel, President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2012 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 13, 2012	/s/ Timothy J. Kilkenny,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2012 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 13, 2012	/s/ Roger P. Baresel,
President and Chief Financial and
Accounting Officer