Form 10-Q
period 2012-09-30
FULLNET COMMUNICATIONS INC
filed 2012-11-14
CIK 1092570

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 12, 2012, 9,118,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

		DECEMBER 31,
	SEPTEMBER 30,	2011
	2012	(Derived from
	(Unaudited)	Audited Statements)
ASSETS
CURRENT ASSETS
Cash	$7,124	$10,987
Accounts receivable, net	55,368	79,537
Prepaid expenses and other current assets	3,887	14,294

Total current assets	66,379	104,818

PROPERTY AND EQUIPMENT, net	62,290	78,141

OTHER ASSETS	5,362	5,912

TOTAL	$134,031	$188,871

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$422,328	$395,201
Accrued and other current liabilities, current portion	1,060,374	1,008,899
Notes payable current	310,308	328,078
Deferred revenue	179,525	173,954

Total current liabilities	1,972,535	1,906,132

ACCRUED AND OTHER LIABILITIES, less current portion	22,505	23,484

Total liabilities	1,995,040	1,929,616

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 9,118,161 and 8,978,161 shares in 2012 and 2011, respectively	91	90
Additional paid-in capital	8,412,797	8,409,945
Accumulated deficit	(10,273,897)	(10,150,780)

Total stockholders’ deficit	(1,861,009)	(1,740,745)

TOTAL	$134,031	$188,871

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
REVENUES
Access service revenues	$36,580	$63,353	$127,901	$184,843
Co-location and other revenues	364,687	427,767	1,077,214	1,222,884

Total revenues	401,267	491,120	1,205,115	1,407,727

OPERATING COSTS AND EXPENSES
Cost of access service revenues	32,859	42,973	101,473	131,586
Cost of co-location and other revenues	78,765	89,273	255,905	273,855
Selling, general and administrative expenses	305,228	312,624	928,737	914,820
Depreciation and amortization	7,424	15,278	25,070	40,066

Total operating costs and expenses	424,276	460,148	1,311,185	1,360,327

INCOME (LOSS) FROM OPERATIONS	(23,009)	30,972	(106,070)	47,400

INTEREST EXPENSE	(5,641)	(6,001)	(17,047)	(18,217)

INCOME (LOSS) before income taxes	(28,650)	24,971	(123,117)	29,183

Income tax expense (benefit)	-	-	-	-

NET INCOME (LOSS)	$(28,650)	$24,971	$(123,117)	$29,183

Net income (loss) per share —basic	$(.00)	$.00	$(.01)	$.00

Net income (loss) per share — assuming dilution	$(.00)	$.00	$(.01)	$.00

Weighted average shares outstanding — basic	9,118,161	8,578,161	9,077,566	8,222,057

Weighted average shares outstanding — assuming dilution	9,382,745	8,735,675	9,166,888	8,724,387

		9

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Nine Months Ended September 30, 2012

			Additional
	Common stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2012	8,978,161	$90	$8,409,945	$(10,150,780)	$(1,740,745)

Stock compensation	—	—	2,433	—	2,433

Proceeds from stock options exercised	140,000	1	419	—	420

Net loss	—	—	—	(123,117)	(123,117)

Balance at September 30, 2012	9,118,161	$91	$8,412,797	$(10,273,897)	$(1,861,009)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(123,117)	$29,183
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	25,070	40,066
Stock compensation	2,433	1,841
Provision for uncollectible accounts receivable	10,577	901
Net (increase) decrease in
Accounts receivable	13,592	(10,443)
Prepaid expenses and other current assets	10,407	(13,719)
Net increase (decrease) in
Accounts payable	27,127	(31,129)
Accrued and other liabilities	50,496	(8,479)
Deferred revenue	5,571	49,130

Net cash provided by operating activities	22,156	57,351

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(8,669)	(36,279)
Acquisition of business	-	(10,056)

Net cash used in investing activities	(8,669)	(46,335)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(17,770)	(17,377)
Proceeds from exercise of stock options	420	7,256

Net cash used in financing activities	(17,350)	(10,121)

Net increase (decrease) in cash	(3,863)	895
Cash at beginning of period	10,987	10,856

Cash at end of period	$7,124	$11,751

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$17,137	$15,795

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

2.

MANAGEMENT’S PLANS

At September 30, 2012, current liabilities exceed current assets by $1,906,156. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on a secured promissory note and a convertible promissory note (see Note 8 — Notes Payable). These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

«JJJ48SW8»] «VLPZ0AG8»]

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

Schedule of Income (Loss) Per Share
	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Net income (loss)	$(28,650)	$24,971	$(123,117)	$29,183
Denominator:
Weighted average shares outstanding - basic	9,118,161	8,235,697	9,077,566	8,043,010
Effect of dilutive stock options	94,584	43,161	8,917	230,823
Effect of dilutive warrants	170,000	167,037	80,405	422,437

Weighted average shares outstanding - assuming dilution	9,382,745	8,445,895	9,166,888	8,696,270

Net income (loss) per share - basic	$(.00)	$.00	$(.01)	$.00

Net income (loss) per share - assuming dilution	$(.00)	$.00	$(.01)	$.00

Basic and diluted income (loss) per share were the same for the three and nine months ended September 30, 2012 because there was a net loss for each period.  Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive for the periods are as follows:

Schedule of Antidilutive Securities Excluded from Computation of Income (Loss) Per Share

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Stock options	1,187,116	1,519,788	1,187,116	1,519,788
Warrants and non-employee stock options	140,000	371,000	140,000	371,000
Convertible promissory note	107,843	107,843	107,843	107,843
	1,434,959	1,998,631	1,434,959	1,998,631

5.

ACCOUNTS RECEIVABLE

Schedule of Accounts Receivable

	September 30, 2012	December 31, 2011

Accounts receivable	$267,502	$281,094
Less allowance for doubtful accounts	(212,134)	(201,557)

	$55,368	$79,537

«VLPZDFZS»]

6.

PROPERTY AND EQUIPMENT

Schedule of Property and Equipment

	September 30, 2012	December 31, 2011

Computers and equipment	$1,524,949	$1,516,280
Leasehold improvements	991,749	991,749
Software	57,337	57,337
Furniture and fixtures	28,521	28,521

	2,602,556	2,593,887
Less accumulated depreciation	(2,540,266)	(2,515,746)

	$62,290	$78,141

Depreciation expense for the three months ended September 30, 2012 and 2011 was $7,213 and $11,919, respectively.

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $24,520 and $33,320, respectively.

«VJPZ7TZW»]

[«VLPZ7UF9|Level=1|Label=7. Accrued and Other Current Liabilities|Tag=us-gaap:AccountsPayableAccruedLiabilitiesAndOtherLiabilitiesDisclosureCurrentTextBlock»

7.

ACCRUED AND OTHER CURRENT LIABILITIES

Schedule of Accrued and Other Current Liabilities

	September 30, 2012	December 31, 2011

Accrued interest	$2,363	$2,451
Accrued deferred compensation	839,102	832,897
Accrued unused vacation and sick leave	114,871	110,044
Accrued other liabilities	126,543	86,991

	1,082,879	1,032,383

Less current portion	1,060,374	1,008,899

	$22,505	$23,484

The Company’s top three executive officers have employment agreements which contain a “Change in Control” provision which provides for the immediate lump sum payment of their accrued deferred compensation in the event of a qualifying event.  Accrued deferred compensation subject to this provision totaled approximately $614,355 and $609,691 at September 30, 2012 and December 31, 2011, respectively.

8.

NOTES PAYABLE

Schedule of Notes Payable

	September 30, 2012	December 31, 2011
Convertible promissory note; interest at 12.5% of face amount, payable quarterly; this note is unsecured and matured in November 2003 (convertible into approximately 107,843 shares at September 30, 2012 and December 31, 2011) (1)«1NJ05THF»]	$55,000	$55,000

Secured promissory note from a shareholder; interest at 6%, required monthly installments of interest only through December 30, 2010 then required monthly installments of $3,301 including principal and interest; matured December 30, 2011; secured by all tangible and intangible assets of the Company (2)	255,308	273,078

	310,308	328,078

Less current portion	310,308	328,078

	$-	$-

(1)

This convertible promissory note matured in November 2003.  The Company has been unable to pay this note and has been making quarterly interest payments.  The Company has not negotiated an extension of this note and the lender has not made any demands for payment of the principal amount of this note. The Company is currently developing a plan to satisfy this note.  At September 30, 2012, the outstanding principal and accrued interest of the convertible promissory note was $56,733.

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

This secured promissory note matured on December 30, 2011.  The Company continues to make monthly principal and interest payments.  The note holder has not made any demands for payment of the outstanding principal balance of this note.  At September 30, 2012, the outstanding principal and accrued interest of the secured promissory note was $255,938.

«VLPZDVL0»]

9.

COMMON STOCK OPTIONS AND WARRANTS

Schedule of Employee Stock Option Activity

	Three Months Ended September 30, 2012	Weighted Average	Nine Months Ended September 30, 2012	Weighted Average

Options outstanding, beginning of the period	1,292,116	$.038	1,462,783	$.040

Options granted during the period	195,000	.003	338,000	.003

Options exercised during the period	-	-	(140,000)	.003

Options expired during the period	-	-	(173,667)	.051

Options outstanding, end of the period	1,487,116	$.033	1,487,116	$.033

The Company records compensation cost for new and modified awards over the related vesting period of such awards prospectively.

Schedule of Common Stock Purchase Warrant and Non-employee Stock Option Activity

	Three Months	Weighted	Nine Months	Weighted
	Ended	Average	Ended	Average
	September 30, 2012	Exercise Price	September 30, 2012	Exercise Price
Warrants and non-employee stock options outstanding, beginning of the period	579,000	$.022	591,000	$.023

Warrants and non-employee stock options expired during the period	(14,000)	.080	(26,000)	.090

Warrants and non-employee stock options outstanding, end of the period	565,000	.020	565,000	.020

10.

COMMON STOCK

Stock options for 140,000 shares of the Company’s common stock were exercised in March 2012 for $420.

On December 29, 2009 the Company converted $248,578 of accrued interest on an interim loan from a shareholder into 497,156 restricted shares of the Company’s common stock valued at $.50 per share. These shares were equal to approximately 6.8% of the total number of shares outstanding and were issued on January 20, 2010. During the fourth quarter of 2009 this transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded. In connection with the conversion, the Company also agreed to issue additional shares of stock to the holder of a secured promissory note in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note (see Note 8 — Notes Payable). During the nine months ended September 30, 2012, no shares other than employee stock options shares were issued by the Company at less than $.50 per share.

11.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10 requires that an entity disclose the fair value of financial instruments for which it is practicable to estimate the value. The Company considers the carrying value of certain financial instruments on the balance sheets, including cash, accounts receivable, and other assets to be reasonable estimates of fair value. At September 30, 2012 and December 31, 2011, the carrying amount of the Company’s liabilities for corporate borrowings and other obligations was

$1,995,040 and $1,929,616, respectively, and the fair value was estimated to be approximately $134,000 and $189,000, respectively. These amounts are based on the present value of estimated future cash outflows which is discounted based on the risk of nonperformance due to the uncertainty of the Company’s ability to continue as a going concern.

«VJPV3WHE»]

12.

CERTAIN RELATIONSHIPS

The Company has an operating lease for certain equipment which is leased from one of its shareholders whose parent company holds a $255,308 secured promissory note (see Note 8 — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments. In January and November 2006, the Company agreed to extend the expiration date on common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $17,960 and for the purchase of 140,000 common stock shares and a credit of $3,940, respectively, on the operating lease. In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January and December 2009, the Company agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants exercisable for the purchase of 425,000 common stock shares and a credit of $3,445 and for the purchase of 140,000 common stock shares and a credit of $773, respectively, on the operating lease. At September 30, 2012 and December 31, 2011 the Company had recorded $256,443 in unpaid lease payments. The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however the Company is in discussions with the lessor to restructure this liability.

13.

CONCENTRATIONS

During the nine months ended September 30, 2012, the Company had two customers that each comprised approximately [«75J5VUCH|Tag=fil:RevenueConcentrationCustomer1|Type=percent|Period=duration|Label=Revenue Concentration Customer1|Time=2012-01-01~2012-09-30»12% and 9% of total revenues, respectively. During the three months ended September 30, 2012, these two customers each comprised approximately [«77J45DDR|Tag=fil:RevenueConcentrationCustomer1|Type=percent|Period=duration|Label=Revenue Concentration Customer1|Time=2012-07-01~2012-09-30»12% and  8% of total revenues, respectively.  During the nine months ended September 30, 2011, the Company had two customers that each comprised approximately 16% and 9% of total revenues, respectively. During the three months ended September 30, 2011, these two customers each comprised approximately 20% and 9% of total revenues, respectively.

14.

EMPLOYEE BENEFIT PLANS

The Company offers a SIMPLE IRA plan for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. Under the plan, the Company matches employee contributions to the plan up to 1% of the employee’s salary. The Company made matching contributions of [«77J5VFSC|Tag=us-gaap:DefinedBenefitPlanContributionsByEmployer|Label=Defined Benefit Plan Contribution by Employer|Time=2012-07-01~2012-09-30|Unit=USD|Precision=INF»$750 and $831, respectively, during the quarters ended September 30, 2012 and 2011. The Company made matching contributions of $2,514 and $2,534, respectively, during the nine months ended September 30, 2012 and 2011.

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services. At September 30, 2012 FullTel provided us with local telephone access in approximately 232 cities.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$36,580	9.1%	$63,353	12.9%	$127,901	10.6%	$184,843	13.1%
Co-location and other revenues	364,687	90.9	427,767	87.1	1,077,214	89.4	1,222,884	86.9

Total revenues	401,267	100.0	491,120	100.0	1,205,115	100.0	1,407,727	100.0

Cost of access service revenues	32,859	8.2	42,973	8.7	101,473	8.4	131,586	9.3
Cost of co-location and other revenues	78,765	19.6	89,273	18.2	255,905	21.2	273,855	19.5
Selling, general and administrative expenses	305,228	76.1	312,624	63.7	928,737	77.1	914,820	65.0
Depreciation and amortization	7,424	1.8	15,278	3.1	25,070	2.1	40,066	2.8

Total operating costs and expenses	424,276	105.7	460,148	93.7	1,311,185	108.8	1,360,327	96.6

Income (loss) from operations	(23,009)	(5.7)	30,972	6.3	(106,070)	(8.8)	47,400	3.4

Interest expense	(5,641)	(1.4)	(6,001)	(1.2)	(17,047)	(1.4)	(18,217)	(1.3)

Income (loss) before income taxes	(28,650)	(7.1)	24,971	5.1	(123,117)	(10.2)	29,183	2.1

Income tax (benefit)	-	-	-	-	-	-	-	-

Net income (loss)	$(28,650)	(7.1)%	$24,971	5.1%	$(123,117)	(10.2)%	$29,183	2.1%

Three Months Ended September 30, 2012 (the “2012 3rd Quarter”) Compared to Three Months Ended September 30, 2011 (the “2011 3rd Quarter”)

Revenues

Access service revenues decreased $26,773 or 42.3% to $36,580 for the 2012 3rd Quarter from $63,353 for the same period in

2011 primarily due to a decline in number of customers.

Co-location and other revenues decreased $63,080 or 14.7% to $364,687 for the 2012 3rd Quarter from $427,767 for the same period in 2011. This decrease was primarily attributable to reductions in services to existing customers in addition to a decline in the number of traditional phone service customers.

Operating Costs and Expenses

Cost of access service decreased $10,114 or 23.5% to $32,859 for the 2012 3rd Quarter from $42,973 for the same period in 2011.  This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 89.8% during the 2012 3rd Quarter, compared to 67.8% during the same period in 2011.

Cost of co-location and other revenues decreased $10,508 or 11.8% to $78,765 for the 2012 3rd Quarter from $89,273 for the same period in 2011 primarily related to reductions in costs of servicing our traditional phone service customers due to a reduction in the number of customers utilizing that service. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 21.6% during the 2012 3rd Quarter, compared to 20.9% during the same period in 2011.

Selling, general and administrative expenses decreased $7,396 or 2.4% to $305,228 for the 2012 3rd Quarter compared to $312,624 for the same period in 2011primarily related to a decrease in employee costs offset by an increase in advertising expenses.  Selling, general and administrative expenses as a percentage of total revenues increased to 76.1% during the 2012 3rd Quarter from 62.0% during the 2011 3rd Quarter.

Depreciation and amortization expense decreased $7,854 or 51.4% to $7,424 for the 2012 3rd Quarter compared to $15,278 for the 2011 3rd Quarter primarily related to several assets reaching full depreciation.

Interest Expense

Interest expense remained relatively the same at $5,641 for the 2012 3rd Quarter compared to $6,001 for the same period in 2011.

Nine Months Ended September 30, 2012 (the “2012 Period”) Compared to Nine Months Ended September 30, 2011 (the “2011 Period”)

Revenues

Access service revenues decreased $56,942 or 30.8% to $127,901 for the 2012 Period from $184,843 for the 2011 Period primarily due to a decline in our number of customers.

Co-location and other revenues decreased $145,670 or 11.9% to $1,077,214 for the 2012 Period from $1,222,884 for the 2011 Period. This decrease was primarily attributable to reductions in services to existing customers in addition to a decline in the number of traditional phone service customers.

Operating Costs and Expenses

Cost of access service revenues decreased $30,113 or 22.9% to $101,473 for the 2012 Period from $131,586 for the 2011 Period. This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 79.3% during the 2012 Period, compared to 71.2% during the 2011 Period.

Cost of co-location and other revenues decreased $17,950 or 6.6% to $255,905 for the 2012 Period from $273,855 for the 2011 Period primarily related to reductions in costs of servicing our traditional phone service customers due to a reduction in the number of customers utilizing that service.  Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 23.8% during the 2012 Period compared to 22.4% during the 2011 Period.

Selling, general and administrative expenses increased $13,917 or 1.5% to $928,737 for the 2012 Period compared to $914,820 for the 2011 Period.  This increase was primarily related to increases in advertising expenses.  Selling, general and administrative expenses as a percentage of total revenues increased to 77.1% during the 2012 Period from 65.0% during the 2011 Period.

Depreciation and amortization expense decreased $14,996 or 37.4% to $25,070 for the 2012 Period compared to $40,066 for the 2011 Period primarily related to several assets reaching full depreciation.

Interest Expense

Interest expense decreased $1.170 or 6.4% to $17,047 for the 2012 Period compared to $18,217 for the 2011 Period primarily related to a decrease in notes payable.

Liquidity and Capital Resources

As of  September 30, 2012, we had $7,124 in cash and $1,972,535 in current liabilities, including $179,525 of deferred revenues that will not require settlement in cash.

At September 30, 2012 and December 31, 2011, we had a working capital deficit of $1,906,156 and $1,801,314, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of September 30, 2012, of the $165,885 we owed to our trade creditors $80,796 was past due. We have no formal agreements regarding payment of these amounts. At September 30, 2012, $256,443 payable under a matured lease obligation was outstanding.  The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.  At September 30, 2012, we had outstanding principal and accrued interest owed on a matured convertible promissory note totaling $56,733.  We have been making quarterly interest payments on this note and the lender has not made any demands for payment of the principal.  At September 30, 2012 we had outstanding principal and accrued interest owed on a matured secured promissory note totaling $255,938.  We have been making monthly principal and interest payments on this note and the lender has not made any demands for payment of the outstanding balance of this note.

In addition, during the nine months ended September 30, 2012, we had two customers that each comprised approximately 12% and 9% of total revenues, respectively. During the three months ended September 30, 2012, these two customers each comprised approximately 12% and 8% of total revenues, respectively.  During the nine months ended September 30, 2011, we had two customers that each comprised approximately 16% and 9% of total revenues, respectively. During the three months ended September 30, 2011, these two customers each comprised approximately 20% and 9% of total revenues, respectively.

.

Cash flow for the nine-month periods ending September 30, 2012 and 2011 consist of the following.

	For the Nine-Month Periods Ended
	September 30,
	2012	2011
Net cash flows provided by operations	$22,156	$57,351
Net cash flows used in investing activities	(8,669)	(46,335)
Net cash flows used in financing activities	(17,350)	(10,121)

Cash used for the purchase of equipment was $8,669 and $36,279, respectively, for the nine months ended September 30, 2012 and 2011.  Cash used for the acquisition of a business was $10,056 for the nine months ended September 30, 2011.

Cash used for principal payments on notes payable was $17,770 and $17,377 for the nine months ended September 30, 2012 and 2011.  Cash provided by the exercise of options was $420 and $7,256 for the nine months ended September 30, 2012 and 2011, respectively.

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

Financing Activities

We have a secured promissory note from a shareholder which requires monthly installments of interest only through December 30, 2010 then monthly installments of $3,301 including principal and interest which matured December 30, 2011 and is secured by all of our tangible and intangible assets (see Note 8 — Notes Payable to our financial statements, above). We agreed to issue additional shares of stock to the shareholder in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note. At September 30, 2012, the outstanding principal and interest of the secured promissory note was $255,938.

We have an operating lease for certain equipment which is leased from one of our shareholders whose parent company holds a $255,308 secured promissory note (see Note 8 — Notes Payable to our financial statements, above). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments.  In January and November 2006, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease.  In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income.  The lessor also agreed to accept payments of $499 per month on the balance owed.  In January and December 2009, we agreed to extend the expiration date on 425,000 and 140,000, respectively, of common stock purchase warrants for the lessor in return for a credit of $3,445 and $773, respectively, on the operating lease.  At September 30, 2012 and December 31, 2011 we had recorded $256,443 in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.

We have a convertible promissory note that matured in November 2003. We have been unable to pay this note and have been making quarterly interest payments.  The lender has not made any demands for payment of the principal.  At September 30, 2012, the outstanding principal and accrued interest of the convertible promissory note was $56,733.

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

We are in default on a secured promissory note that matured in December 2011.  This note bears interest at 6% and is secured by all of our tangible and intangible assets.  We have been unable to pay this note and have been making monthly principal and interest payments.  The lender has not made any demands for payment of the balance.  At September 30, 2012, the outstanding principal and accrued interest of the secured promissory note was $255,938.

We are in default on a convertible promissory note that matured in November 2003. This note bears interest at 12.5% per annum and is convertible into approximately 107,843 shares of our common stock. We have been unable to pay this note and have been making quarterly interest payments.  The lender has not made any demands for payment of the principal.  At September 30, 2012, the outstanding principal and accrued interest of the convertible promissory note was $56,733.

Item 5.	Other Information

During the three months ended September 30, 2012 all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: November 14, 2012	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: November 14, 2012	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy J. Kilkenny, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2012 of FullNet Communications, Inc.;

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

Date: November 14, 2012

/s/ Timothy J. Kilkenny Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Roger P. Baresel, certify that:.

1.	I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2012 of FullNet Communications, Inc.;

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

Date: November 14, 2012

/s/ Roger P. Baresel, President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2012 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2012	/s/ Timothy J. Kilkenny,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2012 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2012	/s/ Roger P. Baresel,
President and Chief Financial and
Accounting Officer