Form 10-K
period 2012-12-31
FULLNET COMMUNICATIONS INC
filed 2013-04-15
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer   ☐                                                                                             Accelerated filer   ☐

Non-accelerated filer   ☐                                                                                               Smaller reporting company   ☑

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

     The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of the Common Stock, as of the last business day (June 30, 2012) of registrant’s completed second quarter was $15,792.

As of March 29, 2013, 9,118,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FULLNET COMMUNICATIONS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2012

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

Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, there is no assurance that our expectations will prove to be correct. Our actual results could be materially different from our expectations, including the following:

—	We may lose customers or fail to grow our customer base;

—	We may not successfully integrate new customers or assets obtained through acquisitions, if any;

—	We may fail to compete with existing and new competitors;

—	We may not adequately respond to technological developments impacting the Internet;

—	We may experience a major system failure; and

—	We may not be able to obtain needed capital resources.

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

PART I

Item 1. Business

General

We are an integrated communications provider offering integrated communications and Internet connectivity to individuals, businesses, organizations, educational institutions and government agencies. Through our subsidiaries, we provide high quality, reliable and scalable Internet access, web hosting, equipment co-location, traditional telephone services as well as advanced voice and data solutions.

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma.  FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services as well as advanced voice and data solutions.  At December 31, 2012 FullTel provided us with local telephone access in approximately 232 cities.

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

Target Strategic Acquisitions

The goal of our acquisition strategy is to accelerate market penetration by acquiring smaller competitors in the advanced voice and data market.  Additionally, we will continue to build upon our core competencies and expand our technical, customer service staff and Internet based marketing efforts. We evaluate acquisition candidates based on their compatibility with our overall business plan. When assessing an acquisition candidate, we focus on the following criteria:

o	Potential revenue and customer growth;

o	Low customer turnover or churn rates;

o	Favorable competitive environment; and

o	Favorable consolidation savings.

Generate Internal Sales Growth

We intend to expand our customer base by increasing our marketing efforts. At December 31, 2012, our sales efforts are carried out by technical engineers and our senior management.  In addition, we have independent agents in certain markets. We are exploring other strategies to increase our sales, including other marketing partners and Internet based advertising programs.

Increase Rural Area Market Share

We believe that the rural areas of Oklahoma are underserved by Internet service providers, and that we can profitably serve these markets by providing reliable Internet connectivity at a reasonable cost to the residents and businesses located in these areas. To that end, through our wholly-owned subsidiary, FullTel, we became a licensed competitive local exchange carrier in Oklahoma. Since March 2003 when we installed our telephone switch, FullTel, as a competitive local exchange carrier, has provided local telephone numbers for Internet access.

Internet Access Services

We provide Internet access services to individual and small business customers located in Oklahoma on both a retail and wholesale basis. Through FullNet, we provide our customers with a variety of dial-up and dedicated connectivity, as well as direct access to a wide range of Internet applications and resources, including electronic mail. FullNet’s full range of services includes:

o Private label retail and business direct dial-up connectivity to the Internet and

o Secure private networks through our backbone network.

Our branded and private label Internet access services are provided through a statewide network with points-of-presence in 232 communities throughout Oklahoma. Points-of-presence are local telephone numbers through which customers can access the Internet. Our business services consist of high-speed Internet access services and other services that enable wholesale customers to outsource their Internet and electronic commerce activities. We had approximately 400 and 500 customers at December 31, 2012 and 2011, respectively. Additionally, FullNet sells Internet access to other Internet service providers, who then resell Internet access to their own customers under their private label or under the “FullNet” brand name.

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

The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in Oklahoma within the AT&T service area. At December 31, 2012, FullTel provided us with local telephone access in approximately 232 cities. However, our ability to fully take advantage of these opportunities will be dependent upon the availability of additional capital.

Advanced Voice and Data Solutions

Our primary advanced voice and data solution is marketed under our CallMultiplier brand name.  CallMultiplier is a comprehensive cloud-based solution to consumers and businesses for automated calling, texting and voice message delivery. CallMultiplier streamlines and automates call tree management to provide efficient delivery of time sensitive voice and text messages to groups. Satisfied customers include sports teams, businesses, religious groups, schools, political campaigns, staffing companies, clubs and civic groups throughout the United States and Canada.

Sales and Marketing

We focus on marketing our services to two distinct market segments: enterprises (primarily small and medium size businesses) and consumers. By attracting enterprise customers who use the network primarily during the daytime, and consumer customers who use the network primarily at night, we are able to utilize our network infrastructure more cost effectively.  We are now focusing the majority of our efforts on Internet based advertising and marketing.

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

Online Service Providers

The dominant online service providers, including Cox Communications, Comcast, AT&T, Road Runner, Verizon and EarthLink, have all entered the Internet access business by engineering their current proprietary networks to include Internet access capabilities. We compete to a lesser extent with these service providers, which currently are primarily focused on the consumer marketplace and offer their own content, including chat rooms, news updates, searchable reference databases, special interest groups and shopping.

We believe that our ability to attract business customers and to market value-added services is a key to our future success and profitability. However, there can be no assurance that our competitors will not introduce comparable services or products at similar or more attractive prices in the future or that we will not be required to reduce our prices to match competition. Recently, many competitive ISPs have shifted their focus from individual customers to business customers.

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

Moreover, there is no assurance that more of our competitors will not shift their focus to attracting business customers, resulting in even more competition for us. There can be no assurance that we will be able to offset the effects of any such competition or resulting price reductions. Increased competition could result in erosion of our market share and could have a material adverse effect on our business, financial condition and results of operations.

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

Employees

As of December 31, 2012, we had 14 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.

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

Necessity of Successfully Overcoming Numerous Financial and Operational Challenges in Order to Continue as a Going Concern.

At December 31, 2012, our current liabilities exceeded our current assets by $1,205,576, our total liabilities exceeded our total assets by $1,923,252, and we had an accumulated deficit of $10,340,393.  In addition, as set forth below, we face a number of operational challenges which we must successfully meet.  Our ability to continue as a going concern is dependent upon our continued operations that in turn are dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, to achieve the objectives of our business plan and to succeed in our future operations. Our business plan includes, among other things, expansion of our Internet access services through mergers and acquisitions and the development of our web hosting, co-location and traditional telephone services. Execution of our business plan will require significant capital to fund capital expenditures, working capital needs and debt service. Current cash balances will not be sufficient to fund our current business plan beyond the next few months. As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity.  There can be no assurance that we will be able to obtain additional capital on satisfactory terms, or at all, or on terms that will not dilute our shareholders’ interests.  Consequently we might be unsuccessful in overcoming the numerous financial and operational challenges required to continue as a going concern.

Necessity of Obtaining an Acceptable Successor Interconnection Agreement.

We are dependent upon obtaining certain services from AT&T (formerly SBC) pursuant to our interconnection agreement with it. We along with many other telecommunications companies in Oklahoma are currently a party to one or more proceedings before the Oklahoma Corporation Commission (the “OCC”) relating to the terms of our interconnection agreements with AT&T and an anticipated successor to these interconnection agreements. Consequently we might be unsuccessful in obtaining an acceptable successor interconnection agreement which would have a material adverse effect on our business prospects, financial condition and results of operation.

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

Uncertainty of Products/Services Development.

Although considerable time and financial resources were expended in the development of our services and products, there can be absolutely no assurance that problems will not develop which would have a material adverse effect on us. We will be required to commit considerable time, effort and resources to finalize our product/service development and adapt our products and services to satisfy specific requirements of potential customers. Continued system refinement, enhancement and development efforts are subject to all of the risks inherent in the development of new products/services and technologies, including unanticipated delays, expenses, technical problems or difficulties, as well as the possible insufficiency of funds to satisfactorily complete development, which could result in abandonment or substantial change in commercialization. There can be no assurance that development efforts will be successfully completed on a timely basis, or at all, that we will be able to successfully adapt our hardware or software to satisfy specific requirements of potential customers, or that unanticipated events will not occur which would result in increased costs or material delays in development or commercialization. In addition, the complex technologies planned to be incorporated into our products and services may contain errors that become apparent subsequent to commencement of commercial use. Remedying these errors could delay our plans and cause us to incur substantial additional costs.  Consequently the uncertainty of our products/services development could have a material adverse effect on our business prospects, financial condition and results of operation.

Competition; Technological Obsolescence.

The markets for our products and services are characterized by intense competition and an increasing number of potential new market entrants who have developed or are developing potentially competitive products and services. We will face competition from numerous sources, certain of which may have substantially greater financial, technical, marketing, distribution, personnel and other resources than us, permitting such companies to implement extensive marketing campaigns, both generally and in response to efforts by additional competitors to enter into new markets and market new products and services. In addition, our product and service markets are characterized by rapidly changing technology and evolving industry standards that could result in product obsolescence and short product life cycles. Accordingly, our ability to compete will be dependent upon our ability to complete the development of our products and to introduce our products and/or services into the marketplace in a timely manner, to continually enhance and improve our software and to successfully develop and market new products. There is no assurance that we will be able to compete successfully, that competitors will not develop technologies or products that render our products and/or services obsolete or less marketable or that we will be able to successfully enhance our products or develop new products and/or services.  Consequently our failure to successfully respond to the demands of competition and technological obsolescence could have a material adverse effect on our business prospects, financial condition and results of operation.

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

Potential Government Regulations.

We are subject to state commission, Federal Communications Commission and court decisions as they relate to the interpretation and implementation of the Telecommunications Act, the interpretation of Competitive Local Exchange Carrier or CLEC interconnection agreements in general and our interconnection agreements in particular. In some cases, we may become bound by the results of ongoing proceedings of these regulatory and judicial bodies or the legal outcomes of other contested interconnection agreements that are similar to agreements to which we are a party. Consequently potential government regulations and judicial rulings could have a material adverse effect on our business, prospects, financial condition and results of operations.

Dependence on Key Personnel.

Our success depends in large part upon the continued successful performance of our current executive officers and key employees, Messrs. Timothy J. Kilkenny, Roger P. Baresel and Jason C. Ayers, for our continued research, development, marketing and operation. Although we have employed, and will employ in the future, additional qualified employees as well as retaining consultants having significant experience, if Messrs. Kilkenny, Baresel or Ayers fail to perform any of their duties for any reason whatsoever, our ability to market, operate and support our products/services will be adversely affected. While we are located in areas where the available pool of people is substantial, there is also significant competition for qualified personnel.  Consequently our dependence on these key personnel could have a material adverse effect on our business prospects, financial condition and results of operation.

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

Item 2. Properties

We maintain our executive office in approximately 13,000 square feet at 201 Robert S. Kerr Avenue, Suite 210 in Oklahoma City, at an effective annual rental rate of $16.50 per square foot. These premises are occupied pursuant to a lease that expires December 31, 2019.

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

	Common Stock
	Closing Sale Prices
	High	Low
2012 –Calendar Quarter Ended:
March 31	$ .003	$ .003
June 30.003		.003
September 30.010		.010
December 31.030		.021
2011 –Calendar Quarter Ended:
March 31	$ .050	$ .020
June 30.050		.050
September 30.003		.003
December 31.003		.003

Number of stockholders

The number of beneficial holders of record of our common stock as of the close of business on March 26, 2013 was approximately 117.

Dividend Policy

To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2012, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans that have been approved by our shareholders. All of our outstanding stock option grants and warrants were pursuant to individual compensation arrangements and exercisable for the purchase of our common stock shares.

Number of
Securities
		Weighted-	Remaining
	Number of	Average	Available for
	Shares	Exercise Price	Future
	Underlying	of	Issuance under
	Unexercised	Outstanding	Equity
	Options	Options and	Compensation
Plan Category	and Warrants	Warrants	Plans
Equity compensation plans approved by our shareholders:
None	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors	-	$ -	-
Stock options granted to employees	1,404,550	$ .034	-
Warrants and certain stock options issued to non-employees	300,000	$ .003	-

Total	1,704,550	$ .028	-

Recent Sales of Unregistered Securities

Employee stock options for 140,000 shares of our common stock were exercised in March 2012 for $420.

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

Overview

We are an integrated communications provider offering integrated communications and Internet connectivity to individuals, businesses, organizations, educational institutions and government agencies. Through our subsidiaries, we provide high quality, reliable and scalable Internet access, web hosting, equipment co-location, traditional telephone services as well as advanced voice and data solutions.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the years ended December 31,

2012 and 2011:

	For the Years Ended December 31,
	2012		2011
		Percentage		Percentage
	Amount	of revenues	Amount	of revenues
Revenues:
Access service revenues	$ 159,692	10.0	$ 233,895	12.5
Co-location and other revenues	1,434,540	90.0	1,639,979	87.5

Total revenues	1,594,232	100.0	1,873,874	100.0

Operating costs and expenses:
Cost of access service revenues	135,051	8.5	172,938	9.2
Cost of co-location and other revenues	348,133	21.8	365,926	19.5
Selling, general and administrative expenses	1,246,363	78.2	1,228,533	65.6
Depreciation and amortization	31,694	2.0	54,267	2.9
Total operating costs and expenses	1,761,241	110.5	1,821,664	97.2

Income (loss) from operations	(167,009)	(10.5)	52,210	2.8

Other income	-	-	37,268	2.0
Interest expense	(22,604)	(1.4)	(24,148)	(1.3)

Income (loss) before income taxes	(189,613)	(11.9)	65,330	3.5

Income tax (benefit) expense	-	-	-	-

Net income (loss)	$ (189,613)	(11.9)	$ 65,330	3.5

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Access service revenues decreased $74,203 or 31.7% to $159,692 for the year 2012 from $233,895 for the year 2011 primarily due to a decline in the number of customers.

Co-location and other revenues decreased $205,439 or 12.5% to $1,434,540 for the year 2012 from $1,639,979 for the year 2011. This decrease was primarily attributable to reductions in services to existing customers in addition to a decline in the number of traditional phone service customers.

Operating Costs and Expenses

Cost of access service revenues decreased $37,887 or 21.9% to $135,051 for the year 2012 from $172,938 for the year 2011. This decrease was primarily due to reductions in recurring costs associated with our network.  Cost of access service revenues as a percentage of access service revenues increased to 84.6% for the year 2012 from 73.9% for the year 2011.

Cost of co-location and other revenues decreased $17,793 or 4.9% to $348,133 for the year 2012 from $365,926 for the year 2011 primarily related to reductions in costs of servicing our traditional phone service customers due to a reduction in the number of customers utilizing that service.  Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 24.3% for the year 2012 from 22.3% for the year 2011.

Selling, general and administrative expenses increased $17,830 or 1.5% to $1,246,363 for the year 2012 from $1,228,533 for the year 2011.  This increase was primarily related to increases in advertising expenses.   Selling, general and administrative expenses as a percentage of total revenues decreased to 78.2% for the year 2012 from 65.6% for the year 2011.

Depreciation and amortization expense decreased $8,050 or 12.9% to $54,267 for the year 2012 from $54,267 for the year 2011 primarily related to several assets reaching full depreciation.

Other Income

The year 2011 included $37,268, representing certain excess telecommunication taxes and fees for which we received refunds in 2012.

Interest Expense

Interest expense decreased $1,544 or 6.4% to $22,604 for the year 2012 from $24,148 for the year 2011 primarily related to a decrease in notes payable.

Liquidity and Capital Resources

As of December 31, 2012, we had $10,847 in cash and $1,267,137 in current liabilities, including $198,837 of deferred revenues that will not require settlement in cash.

At December 31, 2012 and 2011, we had working capital deficits of $1,205,576, and $1,051,707, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

At December 31, 2012, of the $166,791 we owed to our trade creditors $127,715 was past due. We have no formal agreements regarding payment of these amounts. At December 31, 2012, a temporary rent deferral totaling $62,326 was payable to our landlord.  The terms of the temporary rent deferral require it to be repaid over a period of 36 months beginning February 1, 2013, at the rate of $2,315.78 per month.  At December 31, 2012, $253,169 payable under a matured lease obligation was outstanding.  The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.  At December 31, 2012, we had outstanding principal and interest owed on a matured convertible promissory note totaling $58,466. We have been making quarterly interest payments on this note and the lender has not made any demands for payment of the principal amount of this note.  At December 31, 2012 we had outstanding principal and accrued interest owed on a matured secured promissory note totaling $249,861.  We have been making monthly principal and interest payments on this note and the lender has not made any demands for payment of the outstanding balance of this note.

In addition, during the year ended December 31, 2012, we had two customers that each comprised approximately 11% and 9% of total revenues, respectively.  During the year ended December 31, 2011, these two customers each comprised approximately 9% and 17% of total revenues, respectively.

Cash flow for the years ending December 31, 2012 and 2011 consist of the following:

	For the Years Ended December 31,
	2012	2011
Net cash flows provided by operations	$ 37,502	$ 61,751
Net cash flows used in investing activities	(14,190)	(46,967)
Net cash flows used in financing activities	(23,452)	(14,653)

Cash used for the purchases of equipment was $14,190 and $36,911, respectively, for the years ended December 31, 2012 and 2011.  Cash used for the acquisition of a business was $10,056 for the year ended December 31, 2011.

Cash used for principal payments on notes payable was $23,872 and $23,109, respectively, for the years ended December 31, 2012 and 2011.  Cash provided by the exercise of stock options was $420 and $8,456, respectively for the years ended December 31, 2012 and 2011.

The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, and debt service. Our principal capital expenditure requirements will include:

·  mergers and acquisitions and

·  further development of operations support systems and other automated back office systems.

Because our cost of developing new networks and services, funding other strategic initiatives, and operating our business depend on a variety of factors (including, among other things, the number of customers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will materially vary from expected amounts and these variations are likely to increase our future capital requirements.  Our current cash balances will not be sufficient to fund our current business operations beyond a few months.  As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms.  We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity needs.  There is no assurance that we will be able to obtain additional capital on satisfactory terms or at all or on terms that will not dilute our shareholders’ interests.

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

As of December 31, 2012, our material contractual obligations and commitments were:

	Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt (a)	$ 304,206	$ 304,206	$ -	$ -	$ -
Interest on fixed rate debt (a)	4,121	4,121	-	-	-
Operating leases	1,577,715	208,698	479,573	445,880	443,564
Other agreements (b)	253,169	253,169	-	-	-
Total contractual cash obligations	$ 2,139,211	$ 770,194	$ 479,573	$ 445,880	$ 443,564

———————————

(a)

Included in this item is payment under a $249,206 secured promissory note payable that was matured at December 31, 2012.  Also included is payment under a convertible promissory note of $55,000 that was matured at December 31, 2012.  These notes are included in the Less than One Year total.  We continue to make monthly principal and interest payments on the secured promissory note. The lender has not made any demands for payment of the outstanding principal balance of this note.  We have been making quarterly interest payments on the convertible promissory note.  We have not negotiated an extension of the convertible promissory note and the lender has not made any demands for payment of the principal amount of this note.

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

Certain Accounting Matters

Fair Value Measurements

The FASB issued updated authoritative guidance in May 2011 to amend fair value measurements and related disclosures; the guidance became effective for us at the beginning of our 2012 fiscal year. This guidance relates to a major convergence project of the FASB and the International Accounting Standards Board to improve International Financial Reporting Standards (“IFRS”) and U.S. GAAP. This guidance resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The guidance also changed some fair value measurement principles and enhanced disclosure requirements related to activities in Level 3 of the fair value hierarchy. The adoption of this updated authoritative guidance had no impact on our Consolidated Financial Statements.

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

During 2012 and 2011, we did not have disagreements with our principal independent accountants.

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

 PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

The following information is furnished as of March 26, 2013 for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of two members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Position
Timothy J. Kilkenny	54	Chairman of the Board of Directors and Chief Executive Officer
Roger P. Baresel	57	Director, President, Chief Financial Officer and Secretary
Jason C. Ayers	38	Vice President of Operations
Patricia R. Shurley	56	Vice President of Finance
Michael D. Tomas	40	Vice President of Technology

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

Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission (“SEC”) and each exchange on which our securities are listed, reports of ownership and subsequent changes in ownership of our common stock and our other securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during 2012 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met.

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

Item 11. Executive Compensation

The following table sets forth, for the last three fiscal years, the cash compensation paid by us to our Chairman and Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”). None of our executive officers earned annual compensation in excess of $100,000 during 2012.

						Long-Term
	Annual Compensation					Compensation
						Securities
						Underlying
						Options and
	Fiscal			Other		Warrants
Name and Principal Position	Year	Salary		Compensation		(#) (1)
Timothy J. Kilkenny	2012	$ 65,573	(2)	$ 29,425	(3)(1)	110,000
Chairman and CEO	2011	$ 61,658		$ 30,570	(4)(1)	332,000
	2010	$ 108,620	(5)	$ 30,106	(6)	—

Roger P. Baresel	2012	$ 59,268	(7)	$ 34,239	(8)(1)	90,000
President and CFO	2011	$ 51,006		$ 35,457	(9)(1)	361,197
	2010	$ 101,604	(10)	$ 31,221	(11)	—

———————————

(1)	Options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant and are valued based on the Black-Scholes option pricing model.

(2)	Includes $6,742 of deferred compensation.

(3)

Represents $10,351 of expense reimbursement for business use of Mr. Kilkenny’s automobile and parking, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $16,359 of insurance premiums, $602 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny, and $313 of stock options issued to Mr. Kilkenny.

(4)

Represents $10,351 of expense reimbursement for business use of Mr. Kilkenny’s automobile and parking, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $15,339 of insurance premiums, $633 of post- retirement benefits paid by us for the benefit of Mr. Kilkenny, and $2,447 of stock options issued to Mr. Kilkenny.

(5)	Includes $42,868 of deferred compensation.

(6)

Represents $8,400 of expense reimbursement for business use of Mr. Kilkenny’s automobile, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $17,893 of insurance premiums, and $2,013 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny.

(7)	Includes $4,319 of deferred compensation.

(8)

Represents $9,120 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,577 of expense reimbursement for Mr. Baresel’s home office and cell phone, $18,866 of insurance premiums, $420 of post-retirement benefits paid by us for the benefit of Mr. Baresel, and $256 of stock options issued to Mr. Baresel.

(9)

Represents $9,120 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,221 of expense reimbursement for Mr. Baresel’s home office and cell phone, $18,397 of insurance premiums, and $2,719 of stock options issued to Mr. Baresel.

(10)	Includes $53,479 of deferred compensation.

(11)

Represents $9,120 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $4,560 of expense reimbursement for Mr. Baresel’s home office and cell phone, and $17,541 of insurance premiums.

Stock Options Granted

All options granted during 2012 are nonqualified stock options. During 2012, an aggregate of 341,000 options were granted outside of a formal plan to employees. This included stock options exercisable for the purchase of 110,000 and 90,000 shares of our common stock granted to Mr. Kilkenny and Mr. Baresel, respectively, during 2012.

Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.

    2012 Year End Option Values

The following table sets forth information related to the exercise of stock options during 2012 and the number and value of options held by the following Named Executive Officers at December 31, 2012. During 2012, Mr. Kilkenny and Mr. Baresel  exercised 80,000 and 60,000 options, respectively, and 40,000 of Mr. Baresel’s options expired.  We did not reprice any outstanding options. For the purposes of this table, the “value” of an option is the difference between the estimated fair market value at December 31, 2012 of the shares of common stock subject to the option and the aggregate exercise price of such option.

	Number of Unexercised		Value of Unexercised In-the-
	Options at		Money Options at
	December 31, 2012		December 31, 2012 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Timothy J. Kilkenny	462,000	20,000	$ 30	$ 60
Chairman and CEO

Roger P. Baresel	210,848	20,000	$ 30	$ 60
President and CFO

—————————

(1)	Based on the closing sale price on December 31, 2012 of our common stock of $.03 per share.

Aggregate Stock Option Exercise

The following table sets forth information related to the number of stock options held by the named executive officers at December 31, 2012.  During 2012, Mr. Kilkenny and Mr. Baresel exercised 80,000 and 60,000 options, respectively, and 40,000 of Mr. Baresel’s options expired.

	Outstanding Equity Awards at December 31, 2012 Stock Option Awards
	Number of Common Stock		Option	Option
	Underlying Options		Exercise	Expiration
Name	Exercisable	Unexercisable	Price(1)	Date
Timothy J. Kilkenny	10,000	20,000	$ .003	07/30/22
Chairman and CEO	452,000	-	$ .040	10/09/13

Roger P. Baresel	10,000	20,000	$ .003	07/30/22
President and CFO	200,848	-	$ .040	10/09/13

—————————

 (1)   The closing sale price of our common stock as reported on the OTC Bulletin Board on December 31, 2012 was $0.03

Director Compensation

During the fiscal year ended December 31, 2012, our directors did not receive any compensation for serving in such capacities.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 29, 2013, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 10. Directors and Executive Officers, and Corporate Governance” and all of our directors and executive officers as a group, as well as each person who is known by us to own more than 5% of the outstanding shares of our Common Stock.  The non-employee beneficial owner information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the Securities and Exchange Commission or other information provided to us by the beneficial owner or our stock transfer agent.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock
	Beneficially Owned
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Timothy J. Kilkenny* (2)(3)	2,343,722	27.8%
Roger P. Baresel* (2)(4)	725,362	7.8%
Jason C. Ayers (2)(5)	515,795	5.7%
Patricia R. Shurley (2)(6)	367,000	4.1%
Michael D. Tomas (2)(7)	305,000	3.4%

All executive officers and directors as a group (5 individuals)	4,571,879	48.8%

High Capital Funding, LLC (8)	907,664	9.9%

 ———————

*	Director

(1)

Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 9,118,161 shares being outstanding at March 29, 2013.

(2)	Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.

(3)

Timothy J. Kilkenny and Barbara J. Kilkenny, husband and wife, hold 1,881,722 and 315,000 shares of our common stock, respectively. The number of shares includes 462,000 shares of our common stock that are subject to currently exercisable stock options.  Amounts shown do not include options, held by Mr. Kilkenny, to purchase 10,000 shares of our common stock exercisable at $.003 per share beginning July 30, 2013 and 10,000 shares of our common stock exercisable at $.003 per share beginning July 30, 2014.

(4)

Roger P. Baresel and Judith A. Baresel, husband and wife, hold 109,350 and 405,164 shares of our common stock, respectively. The number of shares includes 10,000 and 200,848 shares of our common stock subject to currently exercisable stock options held by Mr. and Mrs. Baresel, respectively.  Amounts shown do not include options, held by Mr. Baresel, to purchase 10,000 shares of our common stock exercisable at $.003 per share beginning July 30, 2013 and 10,000 shares of our common stock exercisable at $.003 per share beginning July 30, 2014.

(5)

Jason C. Ayers holds 505,795 shares of our common stock.  The number of shares includes 10,000 shares of our common stock subject to currently exercisable stock options.  Amounts shown do not include options to purchase 10,000 shares of our common stock exercisable at $.003 per share beginning July 30, 2013 and 10,000 shares of our common stock exercisable at $.003 per share beginning July 30, 2014.

(6)

Patricia R. Shurley holds 342,000 shares of our common stock.  The number of shares includes 25,000 shares of our common stock subject to currently exercisable stock options.  Amounts shown do not include options to purchase 25,000 shares of our common stock exercisable at $.003 per share beginning July 30, 2013 and 25,000 shares of our common stock exercisable at $.003 per share beginning July 30, 2014.

(7)

Michael D. Tomas holds 295,000 shares of our common stock.  The number of shares includes 10,000 shares of our common stock subject to currently exercisable stock options.  Amounts shown do not include options to purchase 10,000 shares of our common stock exercisable at $.003 per share beginning July 30, 2013 and 10,000 shares of our common stock exercisable at $.003 per share beginning July 30, 2014.

(8)

High Capital Funding, LLC, 333 Sandy Springs Circle, Suite 230, Atlanta, Georgia 30328, the parent company of Generation Capital Associates, holds 497,156 shares of our common stock.  Generation Capital Associates holds 267,608 shares of our common stock. The number of shares includes 142,900 shares of our common stock that are subject to currently exercisable common stock purchase warrants held by Generation Capital Associates. Amounts shown do not include 422,100 shares of our common stock that are subject to common stock purchase warrants that are not currently exercisable because they contain a provision prohibiting their exercise to the extent that they would increase Generation Capital Associates’ percentage ownership beyond 9.9% of our outstanding shares of common stock. We have a secured promissory note with High Capital Funding, LLC and an operating lease with Generation Capital Associates.  At December 31, 2012 the outstanding principal and interest of the secured promissory note was $249,861 and we had recorded $253,169 in unpaid lease payments.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have an operating lease for certain equipment which is leased from one of our shareholders whose parent company holds a $249,206 secured promissory note (see Note D — Notes Payable of the financial statements appearing elsewhere in this Report). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments.  In January and November 2006, we agreed to extend the expiration date on common stock purchase warrants exercisable for the purchase of 425,000 and 140,000common stock shares, respectively, for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease.  In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income.  The lessor also agreed to accept payments of $499 per month on the balance owed.  In January 2009, December 2009 and December 2012, we agreed to extend the expiration date on common stock purchase warrants exercisable for the purchase of 425,000, 140,000 and 140,000 common stock shares, respectively, for the lessor in return for a credit of $3,445, $773 and $3,274, respectively, on the operating lease.  At December 31, 2012 and 2011 we had recorded $253,169 and $256,443, respectively, in unpaid lease payments.  The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement.  The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.

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

This secured promissory note matured on December 30, 2011.  We continue to make monthly principal and interest payments.  The lender has not made any demands for payment of the outstanding principal balance of this note.  At December 31, 2012, the outstanding principal and accrued interest of the secured promissory note was $249,861.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees, including expenses, billed to us for the years ended December 31, 2012 and 2011 by our principal accountant.

	2012	2011
Audit Fees – Hood & Associates, CPAs, PC	$ 28,000	$ 32,000
Tax Fees	2,022	2,000
All Other Fees	2,459	2,034

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

#

10.32	Promissory Note dated January 25, 2000, issued to FullNet of Tahlequah, Inc.	#

10.33	Promissory Note dated February 7, 2000, issued to David Looper	#

10.34	Promissory Note dated February 29, 2000, issued to Wallace L. Walcher	#

10.35	Promissory Note dated June 2, 2000, issued to Lary Smith	#

10.36	Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C.	#

10.37	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.38	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.39	Form of Convertible Promissory Note dated September 6, 2002	#

Exhibit
Number	Exhibit
10.40	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.41	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.42	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC	#

10.43	Form 8-K dated January 30, 2003 reporting the change in certifying accountant.	#

10.44	Form 8-K dated September 20, 2005 reporting the change in certifying accountant.	#

10.45	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC	#

10.46	Employment Agreement with Jason Ayers dated January 1, 2011	#

10.47	Employment Agreement with Timothy J. Kilkenny dated July 6, 2011	#

10.48	Employment Agreement with Roger P. Baresel dated July 6, 2011	#

10.49	Employment Agreement with Jason Ayers dated July 6, 2011	#

21.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

5.1	Consent of Independent Registered Public Accounting Firm	@

#	Incorporated by reference.

*	Filed herewith.

@

To be filed by amendement to Form 10-K or by filing of Form 8-K.  The Consent is unavailable at time of filing due to compliance requirements imposed on Registrant’s Independent Registered Public Accounting Firm by the Public Company Accounting Oversite Board.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

FULLNET COMMUNICATIONS, INC.

Date: April 15, 2013	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: April 15, 2013	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2013	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chairman of the Board and Director

Date: April 15, 2013	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee

FullNet Communications, Inc. and Subsidiaries

Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of FullNet Communications, Inc. and Subsidiaries for the years ended December 31, 2012 and 2011 and the related statements of operations, shareholders' equity, and cash flows for the years then ended  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FullNet Communications, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Hood & Associates CPAs, P.C.

Certified Public Accountants

March 29, 2013

Tulsa, Oklahoma

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$ 10,847	$ 10,987
Accounts receivable, net	44,311	79,537
Prepaid expenses and other current assets	6,403	14,294

Total current assets	61,561	104,818

PROPERTY AND EQUIPMENT, net	61,299	78,141

OTHER ASSETS	5,250	5,912

TOTAL	$ 128,110	$ 188,871

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 482,286	$ 395,201
Accrued and other liabilities, current portion	281,808	259,252
Notes payable	304,206	328,078
Deferred revenue	198,837	173,954

Total current liabilities	1,267,137	1,156,525

ACCRUED AND OTHER LIABILITIES, less current portion	784,225	773,091

Total liabilities	2,051,362	1,929,616

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding,
9,118,161 and 8,978,161 in 2012 and 2011, respectively	91	90
Additional paid-in capital	8,417,050	8,409,945
Accumulated deficit	(10,340,393)	(10,150,780)

Total stockholders’ deficit	(1,923,252)	(1,740,745)

TOTAL	$ 128,110	$ 188,871

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2012	2011
REVENUES
Access service revenues	$ 159,692	$ 233,895
Co-location and other revenues	1,434,540	1,639,979

Total revenues	1,594,232	1,873,874

OPERATING COSTS AND EXPENSES
Cost of access service revenues	135,051	172,938
Cost of co-location and other revenues	348,133	365,926
Selling, general and administrative expenses	1,246,363	1,228,533
Depreciation and amortization	31,694	54,267
Total operating costs and expenses	1,761,241	1,821,664

INCOME (LOSS) FROM OPERATIONS	(167,009)	52,210

OTHER INCOME	-	37,268
INTEREST EXPENSE	(22,604)	(24,148)

INCOME (LOSS) before income taxes	(189,613)	65,330

Income tax (benefit) expense	-	-

NET INCOME (LOSS)	$ (189,613)	$ 65,330

Net income (loss) per common share
Basic	$ (.02)	$ .01
Assuming dilution	$ (.02)	$ .01

Weighted average number of common shares outstanding
Basic	9,087,828	8,316,517
Assuming dilution	9,439,564	9,265,291

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years ended December 31, 2012 and 2011

	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance at January 1, 2011	7,852,464	$ 79	$ 8,397,829	$ (10,216,110)	$ (1,818,202)

Stock compensation	-	-	2,558	-	2,558

Stock options exercise	1,125,697	11	8,445	-	8,456

Warrant extension granted in settlement of liabilities	-	-	1,113	-	1,113

Net income	-	-	-	65,330	65,330

Balance at December 31, 2011	8,978,161	$ 90	$ 8,409,945	$ (10,150,780)	$ (1,740,745)

Stock compensation	-	-	3,412	-	3,412

Stock options exercise	140,000	1	419	-	420

Warrant extension granted in settlement of liabilities	-	-	3,274	-	3,274

Net loss	-	-	-	(189,613)	(189,613)

Balance at December 31, 2012	9,118,161	$ 91	$ 8,417,050	$ (10,340,393)	$ (1,923,252)

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (189,613)	$ 65,330
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	31,694	54,267
Stock compensation	3,412	2,558
Other income	-	(37,268)
Provision for uncollectible accounts receivable	15,405	3,079
Net (increase) decrease in
Accounts receivable	19,821	(29,229)
Prepaid expenses and other current assets	7,891	(8,202)
Net increase (decrease) in
Accounts payable	90,359	(4,681)
Accrued and other liabilities	33,650	(24,193)
Deferred revenue	24,883	40,090

Net cash provided by operating activities	37,502	61,751

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(14,190)	(36,911)
Acquisition of business	-	(10,056)

Net cash used in investing activities	(14,190)	(46,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(23,872)	(23,109)
Proceeds from exercise of stock options	420	8,456

Net cash used in financing activities	(23,452)	(14,653)

NET INCREASE (DECREASE) IN CASH	(140)	131

Cash at beginning of year	10,987	10,856

Cash at end of year	$ 10,847	$ 10,987

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$ 20,936	$ 21,698
Warrant extension granted in settlement of liabilities	3,274	1,113

See accompanying notes to financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

~~[«33JE7SXV|LEVEL=1|LABEL=NOTE A — ORGANIZATION AND NATURE OF OPERATIONS|ABSTRACT=US-GAAP:DISCLOSURETEXTBLOCKABSTRACT|TAG=US-GAAP:NATUREOFOPERATIONS»~~

NOTE A — ORGANIZATION AND NATURE OF OPERATIONS

FullNet Communications, Inc. and Subsidiaries (the Company) is an integrated communications provider (ICP) offering integrated communications, Internet connectivity and data storage to individuals, businesses, organizations, educational institutions and governmental agencies. Through its subsidiaries, FullNet, Inc., FullTel, Inc. and FullWeb, Inc., the Company provides high quality, reliable and scalable Internet solutions designed to meet customer needs. Services offered include:

•	Dial-up and direct high-speed connectivity to the Internet through the FullNet brand name;

•	Backbone services to private label Internet services providers (ISPs) and businesses;

•	Carrier-neutral telecommunications premise co-location;

•	Web page hosting;

•	Equipment co-location;

•	Advanced voice and data solutions; and

•	Traditional telephone services.

~~[«23JCUTD7|LEVEL=2|LABEL=CONCENTRATION RISK, CREDIT RISK POLICY|ABSTRACT=US-GAAP:POLICYTEXTBLOCKABSTRACT|TAG=US-GAAP:CONCENTRATIONRISKCREDITRISK»~~

The Company operates and grants credit, on an uncollateralized basis. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different industries.

~~«23JCUTD7»]~~

~~[«23JCUVFE|LEVEL=2|LABEL=BASIS OF ACCOUNTING, POLICY|ABSTRACT=US-GAAP:POLICYTEXTBLOCKABSTRACT|TAG=US-GAAP:BASISOFACCOUNTINGPOLICYPOLICYTEXTBLOCK»~~

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles~~«23JCUVFE»]~~

, which contemplate continuation of the Company as a going concern. ~~[«23JA5EEP|LEVEL=2|LABEL=LIQUIDITY DISCLOSURE|ABSTRACT=US-GAAP:POLICYTEXTBLOCKABSTRACT|TAG=US-GAAP:LIQUIDITYDISCLOSURETEXTBLOCK»~~

However, the Company has sustained substantial net losses. At December 31, 2012 and 2011 current liabilities exceeded current assets by $1,205,576 and $1,051,707, respectively. Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.  These reclassifications did not impact the net income.

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

The Company’s business plan includes, among other things, expansion through mergers and acquisitions and the development of its web hosting, co-location, traditional telephone services and advanced voice and data solutions. Execution of the Company’s business plan will require significant capital to fund capital expenditures, working capital needs and debt service. Current cash balances will not be sufficient to fund the Company’s current business plan beyond the next few months. As a consequence, the Company is currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. The Company continues to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund the Company’s liquidity. There can be no assurance that the Company will be able to obtain additional capital on satisfactory terms, or at all, or on terms that will not dilute the shareholders’ interests.

~~«23JA5EEP»]~~

~~«33JE7SXV»]~~

~~[«31J97UC3|LEVEL=1|LABEL=NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES|ABSTRACT=US-GAAP:DISCLOSURETEXTBLOCKABSTRACT|TAG=US-GAAP:SIGNIFICANTACCOUNTINGPOLICIESTEXTBLOCK»~~

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.  Consolidation

~~[«21JF5GS9|LEVEL=2|LABEL=CONSOLIDATION, POLICY|ABSTRACT=US-GAAP:POLICYTEXTBLOCKABSTRACT|TAG=US-GAAP:CONSOLIDATIONPOLICYTEXTBLOCK»~~

The consolidated financial statements include the accounts of FullNet Communications, Inc. and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

~~«21JF5GS9»]~~

2.  Revenue Recognition

~~[«23JA5FEP|LEVEL=2|LABEL=REVENUE RECOGNITION, DEFERRED REVENUE|ABSTRACT=US-GAAP:POLICYTEXTBLOCKABSTRACT|TAG=US-GAAP:REVENUERECOGNITIONDEFERREDREVENUE»~~

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

~~«23JA5FEP»]~~

~~[«23JA581K|LEVEL=2|LABEL=REVENUE RECOGNITION ACCOUNTING POLICY, GROSS AND NET REVENUE DISCLOSURE|ABSTRACT=US-GAAP:POLICYTEXTBLOCKABSTRACT|TAG=US-GAAP:REVENUERECOGNITIONACCOUNTINGPOLICYGROSSANDNETREVENUEDISCLOSURE»~~

The Company classifies certain taxes and fees billed to customers and remitted to governmental authorities on a net basis in revenue.

~~«23JA581K»]~~

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

3.  Accounts Receivable

Accounts receivable consist of the following at December 31:

~~[«23JFPXU3|LEVEL=3|LABEL=SCHEDULE OF ACCOUNTS RECEIVABLE|ABSTRACT=US-GAAP:TABLETEXTBLOCK|TAG=US-GAAP:SCHEDULEOFACCOUNTSNOTESLOANSANDFINANCINGRECEIVABLETEXTBLOCK»~~

Schedule of Accounts Receivable
	~~[«E5JCFTUY|TIME=2012-12-31»~~2012~~«E5JCFTUY»]~~	~~[«E7JGFTGG|TIME=2011-12-31»~~2011~~«E7JGFTGG»]~~

~~[«E5JC9G7J|TAG=US-GAAP:ACCOUNTSRECEIVABLEGROSSCURRENT|LABEL=*»~~Accounts receivable~~«E5JC9G7J»]~~	$ 261,273	$ 281,094
~~[«E5JGCF37|TAG=US-GAAP:ALLOWANCEFORDOUBTFULACCOUNTSRECEIVABLECURRENT|LABEL=*»~~ Less allowance for doubtful accounts~~«E5JGCF37»]~~	(216,962)	(201,557)

~~[«E7JGCWE1|TAG=US-GAAP:ACCOUNTSRECEIVABLENETCURRENT|LABEL=*» «E7JGCWE1»]~~	$ 44,311	$ 79,537

~~«23JFPXU3»]~~

~~[«23JF5AK7|LEVEL=2|LABEL=RECEIVABLES, POLICY|ABSTRACT=US-GAAP:POLICYTEXTBLOCKABSTRACT|TAG=US-GAAP:RECEIVABLESPOLICYTEXTBLOCK»~~

Accounts receivable, other than certain large customer accounts which are evaluated individually, are considered past due for purposes of determining the allowance for doubtful accounts based on past experience of collectability as follows:

1 – 29 days	1.5%
30 – 59 days	30%
60 – 89 days	50%
> 90 days	100%

In addition, if the Company becomes aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recoded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected.

~~«23JF5AK7»]~~

4.  Property and Equipment

~~[«23JA5XZS|LEVEL=2|LABEL=DEPRECIATION, DEPLETION, AND AMORTIZATION|ABSTRACT=US-GAAP:POLICYTEXTBLOCKABSTRACT|TAG=US-GAAP:DEPRECIATIONDEPLETIONANDAMORTIZATIONPOLICYTEXTBLOCK»~~

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets as follows:

Software	3 years
Computers and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of estimated life of improvement or the lease term

~~«23JA5XZS»]~~

5.  Long-Lived Assets~~[«21JA5W47|LEVEL=2|LABEL=IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, POLICY|ABSTRACT=US-GAAP:POLICYTEXTBLOCKABSTRACT|TAG=US-GAAP:IMPAIRMENTORDISPOSALOFLONGLIVEDASSETSPOLICYTEXTBLOCK»~~

All long-lived assets held and used by the Company, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset.  ~~«21JA5W47»]~~

The Company recorded no impairments during the years ended December 31, 2012 and 2011.

6.    Accrued and Other Liabilities

Accrued and other liabilities consist of the following at December 31:

~~[«DJJG38W2|LEVEL=3|LABEL=SCHEDULE OF ACCRUED AND OTHER LIABILITIES|ABSTRACT=US-GAAP:TABLETEXTBLOCKSUPPLEMENTABSTRACT|TAG=US-GAAP:SCHEDULEOFACCRUEDLIABILITIESTABLETEXTBLOCK»~~

Schedule of Accrued and Other Current Liabilities
	~~[«E7JCADEC|TIME=2012-12-31»~~2012~~«E7JCADEC»]~~	~~[«E7JGAD55|TIME=2011-12-31»~~2011~~«E7JGAD55»]~~

~~[«E7JCAWUF|TAG=US-GAAP:INTERESTPAYABLECURRENTANDNONCURRENT|LABEL=*»~~Accrued interest~~«E7JCAWUF»]~~	$ 4,121	$ 2,451
~~[«GLJAPAC5|TAG=US-GAAP:DEFERREDCOMPENSATIONLIABILITYCURRENTANDNONCURRENT|LABEL=*»~~Accrued deferred compensation~~«GLJAPAC5»]~~	846,718	832,897
~~[«E7JGAZ4Y|TAG=US-GAAP:ACCRUEDVACATIONCURRENTANDNONCURRENT|LABEL=*»~~Accrued unused vacation and sick leave~~«E7JGAZ4Y»]~~	117,359	110,044
~~[«E5JCATZX|TAG=US-GAAP:OTHERACCRUEDLIABILITIESCURRENTANDNONCURRENT|LABEL=*»~~Accrued other liabilities~~«E5JCATZX»]~~	97,835	88,425
~~[«E7JGN8CZ|TAG=US-GAAP:OTHERLIABILITIES|LABEL=*|ROLE=SUM» «E7JGN8CZ»]~~	1,066,033	1,032,383
~~[«E5JCNAAA|TAG=US-GAAP:OTHERLIABILITIESCURRENT|LABEL=*»~~Less current portion~~«E5JCNAAA»]~~	281,808	259,292
~~[«E7JCNW4M|TAG=US-GAAP:OTHERLIABILITIESNONCURRENT|LABEL=*|ROLE=SUM» «E7JCNW4M»]~~	$ 784,225	$ 773,091

~~«DJJG38W2»]~~

Accrued net deferred compensation consists of the following as of December 31, 2012:

Net accrued (used) in:
2012	~~[«GLJARC2K|TAG=US-GAAP:INCREASEDECREASEINDEFERREDCOMPENSATION|LABEL=*|TIME=2012-01-01~2012-12-31|UNIT=USD|PRECISION=INF»~~ $ 13,821 ~~«GLJARC2K»]~~
2011	~~[«GJJFRAFS|TAG=US-GAAP:INCREASEDECREASEINDEFERREDCOMPENSATION|LABEL=*|TIME=2011-01-01~2011-12-31|UNIT=USD|PRECISION=INF»~~ (34,685)~~«GJJFRAFS»]~~
2010	~~[«GJJARXWW|TAG=US-GAAP:INCREASEDECREASEINDEFERREDCOMPENSATION|LABEL=*|TIME=2010-01-01~2010-12-31|UNIT=USD|PRECISION=INF»~~ 167,425 ~~«GJJARXWW»]~~
2000-2009	~~[«GJJARWSH|TAG=US-GAAP:INCREASEDECREASEINDEFERREDCOMPENSATION|LABEL=*|TIME=2000-01-01~2009-12-31|UNIT=USD|PRECISION=INF»~~ 700,157 ~~«GJJARWSH»]~~
$ 846,718

All of the Company’s executive officers have voluntarily agreed to defer a portion of their compensation. This compensation is vested.  The Company’s top three executive officers have employment agreements which contain a “Change in Control” provision which provides for the immediate lump sum payment of their accrued deferred compensation in the event of a qualifying event.  Accrued deferred compensation subject to this provision totaled approximately ~~[«GLJG2VTE|TAG=US-GAAP:DEFERREDCOMPENSATIONLIABILITYCURRENTANDNONCURRENT|LABEL=*|TIME=2012-12-31|DIM=US-GAAP:DEFERREDCOMPENSATIONARRANGEMENTWITHINDIVIDUALSHAREBASEDPAYMENTSBYTYPEOFDEFERREDCOMPENSATIONAXIS~FIL:DEFERREDCOMPENSATIONDUEUPONCHANGEINCONTROLMEMBER»~~$620,406~~«GLJG2VTE»]~~ and ~~[«GLJC2VER|TAG=US-GAAP:DEFERREDCOMPENSATIONLIABILITYCURRENTANDNONCURRENT|LABEL=*|TIME=2011-12-31|DIM=US-GAAP:DEFERREDCOMPENSATIONARRANGEMENTWITHINDIVIDUALSHAREBASEDPAYMENTSBYTYPEOFDEFERREDCOMPENSATIONAXIS~FIL:DEFERREDCOMPENSATIONDUEUPONCHANGEINCONTROLMEMBER»~~$609,691~~«GLJC2VER»]~~ at December 31, 2012 and 2011, respectively.

7.  Income Taxes

~~[«23JA5ZDG|LEVEL=2|LABEL=INCOME TAX, POLICY|ABSTRACT=US-GAAP:POLICYTEXTBLOCKABSTRACT|TAG=US-GAAP:INCOMETAXPOLICYTEXTBLOCK»~~

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and does not believe it has any material unrealized tax benefits at December 31, 2012.  The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.~~«23JA5ZDG»]~~

8.    Income Per Share

~~[«23JF5TL6|LEVEL=2|LABEL=EARNINGS PER SHARE, POLICY|ABSTRACT=US-GAAP:POLICYTEXTBLOCKABSTRACT|TAG=US-GAAP:EARNINGSPERSHAREPOLICYTEXTBLOCK»~~

Income (loss) per share – basic is calculated by dividing net income by the weighted average number of shares of stock outstanding during the year, including shares issuable without additional consideration. Income per share – assuming dilution is calculated by dividing net income by the weighted average number of shares outstanding during the year adjusted for the effect of dilutive potential shares calculated using the treasury stock method.

~~[«23JAUYLD|LEVEL=3|LABEL=COMPUTATION OF BASIC AND DILUTED INCOME (LOSS) PER SHARE|ABSTRACT=US-GAAP:TABLETEXTBLOCK|TAG=US-GAAP:SCHEDULEOFEARNINGSPERSHAREBASICANDDILUTEDTABLETEXTBLOCK»~~

Schedule of Income (Loss) Per Share
	~~[«E3JFGXK0|TIME=2012-01-01~2012-12-31»~~2012~~«E3JFGXK0»]~~	~~[«E1JAGXG5|TIME=2011-01-01~2011-12-31»~~2011~~«E1JAGXG5»]~~
Numerator:
~~[«E7JFR91J|TAG=US-GAAP:NETINCOMELOSS|LABEL=*»~~Net income (loss)~~«E7JFR91J»]~~	$ (189,613)	$ 65,330
Denominator:
~~[«E5JFRGDK|TAG=US-GAAP:WEIGHTEDAVERAGENUMBEROFSHARESISSUEDBASIC|LABEL=*»~~Weighted average shares and share equivalents outstanding – basic~~«E5JFRGDK»]~~	9,087,828	8,316,517
~~[«E1JC2WXR|TAG=US-GAAP:INCREMENTALCOMMONSHARESATTRIBUTABLETOSHAREBASEDPAYMENTARRANGEMENTS|LABEL=*»~~Effect of dilutive stock options~~«E1JC2WXR»]~~	58,024	129,658
~~[«E5JFMW7R|TAG=US-GAAP:INCREMENTALCOMMONSHARESATTRIBUTABLETOCALLOPTIONSANDWARRANTS|LABEL=*»~~Effect of dilutive warrants~~«E5JFMW7R»]~~	293,712	819,116
~~[«E5JFMWR7|TAG=US-GAAP:INCREMENTALCOMMONSHARESATTRIBUTABLETOCONVERSIONOFDEBTSECURITIES|LABEL=*»~~Effect of dilutive convertible promissory notes~~«E5JFMWR7»]~~	-	-
~~[«E5JFRF37|TAG=US-GAAP:WEIGHTEDAVERAGENUMBEROFDILUTEDSHARESOUTSTANDING|LABEL=*»~~Weighted average shares and share equivalents outstanding – assuming dilution~~«E5JFRF37»]~~	9,439,564	9,265,291

~~[«E5JANVC9|TAG=US-GAAP:EARNINGSPERSHAREBASIC|LABEL=*»~~Net income (loss) per share — basic~~«E5JANVC9»]~~	$ (.02)	$ .01
~~[«E7JFNUEJ|TAG=US-GAAP:EARNINGSPERSHAREDILUTED|LABEL=*»~~Net income (loss) per share — assuming dilution~~«E7JFNUEJ»]~~	$ (.02)	$ .01

~~«23JAUYLD»]~~

Basic and diluted loss per share were the same for the year ended December 31, 2012 because there was a net loss for the year.

Stock options exercisable for the purchase of ~~[«GJJAXXL1|TAG=US-GAAP:ANTIDILUTIVESHARESOUTSTANDING|LABEL=*|TIME=2012-01-01~2012-12-31|DIM=US-GAAP:ANTIDILUTIVESECURITIESEXCLUDEDFROMCOMPUTATIONOFEARNINGSPERSHAREBYANTIDILUTIVESECURITIESAXIS~US-GAAP:STOCKOPTIONSMEMBER|UNIT=SHARES|PRECISION=INF|FTNT=EXERCISE PRICES RANGING FROM $.04 TO $.14 PER SHARE»~~1,045,216 ~~«GJJAXXL1»]~~and ~~[«GJJAXA1Z|TAG=US-GAAP:ANTIDILUTIVESHARESOUTSTANDING|LABEL=*|TIME=2011-01-01~2011-12-31|DIM=US-GAAP:ANTIDILUTIVESECURITIESEXCLUDEDFROMCOMPUTATIONOFEARNINGSPERSHAREBYANTIDILUTIVESECURITIESAXIS~US-GAAP:STOCKOPTIONSMEMBER|UNIT=SHARES|PRECISION=INF|FTNT=EXERCISE PRICES RANGING FROM $.04 TO $.14 PER SHARE»~~1,263,783 ~~«GJJAXA1Z»]~~common stock shares at exercise prices ranging from $.04 to $.14 per share, respectively, were outstanding for the years ended December 31, 2012 and 2011, but were not included in the calculation of income (loss) per share – assuming dilution because the options were not dilutive.

Warrants exercisable for the purchase of ~~[«GJJAXC9R|TAG=US-GAAP:ANTIDILUTIVESHARESOUTSTANDING|LABEL=*|TIME=2012-01-01~2012-12-31|DIM=US-GAAP:ANTIDILUTIVESECURITIESEXCLUDEDFROMCOMPUTATIONOFEARNINGSPERSHAREBYANTIDILUTIVESECURITIESAXIS~US-GAAP:WARRANTMEMBER|FTNT=EXPERCISE PRICE OF $.01 PER SHARE»~~140,000 ~~«GJJAXC9R»]~~common stock shares at an exercise price of $.01 per share were outstanding for the year ended December 31, 2012 and warrants exercisable for the purchase of ~~[«GLJAXCTR|TAG=US-GAAP:ANTIDILUTIVESHARESOUTSTANDING|LABEL=*|TIME=2011-01-01~2011-12-31|DIM=US-GAAP:ANTIDILUTIVESECURITIESEXCLUDEDFROMCOMPUTATIONOFEARNINGSPERSHAREBYANTIDILUTIVESECURITIESAXIS~US-GAAP:WARRANTMEMBER|UNIT=SHARES|PRECISION=INF|FTNT=EXERCISE PRICES RANGING FROM $.08 TO $.13 PER SHARE»~~96,000 ~~«GLJAXCTR»]~~common stock shares at exercise prices ranging from $.08 to $.13 per share were outstanding for the year ended December 31, 2011, but were not included in the calculation of income (loss) per share – assuming dilution because the warrants were not dilutive.

A convertible promissory note convertible into ~~[«GGJACYTL|TAG=US-GAAP:ANTIDILUTIVESHARESOUTSTANDING|LABEL=*|TIME=2011-01-01~2011-12-31|DIM=US-GAAP:ANTIDILUTIVESECURITIESEXCLUDEDFROMCOMPUTATIONOFEARNINGSPERSHAREBYANTIDILUTIVESECURITIESAXIS~US-GAAP:CONVERTIBLEDEBTSECURITIESMEMBER|UNIT=SHARES|PRECISION=INF|FTNT=CONVERSION PRICE OF $.51 PER SHARE»[«GLJFX8UW|TAG=US-GAAP:ANTIDILUTIVESHARESOUTSTANDING|LABEL=*|TIME=2012-01-01~2012-12-31|DIM=US-GAAP:ANTIDILUTIVESECURITIESEXCLUDEDFROMCOMPUTATIONOFEARNINGSPERSHAREBYANTIDILUTIVESECURITIESAXIS~US-GAAP:CONVERTIBLEDEBTSECURITIESMEMBER|UNIT=SHARES|PRECISION=INF|FTNT=CONVERSION PRICE OF $.51 PER SHARE»~~107,843 ~~«GLJFX8UW»]«GGJACYTL»]~~common stock shares at a conversion price of $.51 per share (see Note D - Notes Payable) was outstanding for the years ended December 31, 2012 and 2011, but was not included in the calculation of income (loss) per share – assuming dilution because the convertible note was not dilutive.

~~«23JF5TL6»]~~

9.     Stock Options and Warrants

~~[«21JA5STP|LEVEL=2|LABEL=SHARE-BASED COMPENSATION, OPTION AND INCENTIVE PLANS POLICY|ABSTRACT=US-GAAP:POLICYTEXTBLOCKABSTRACT|TAG=US-GAAP:SHAREBASEDCOMPENSATIONOPTIONANDINCENTIVEPLANSPOLICY»~~

The Company does not have a written employee stock option plan.  The Company has historically granted only employee stock options with an exercise price equal to the market price of the Company’s stock at the date of grant, a contractual term of ten years, and a vesting period of three years ratably on the first, second and third anniversaries of the date of grant (with limited exceptions).

All employee stock options granted during 2012 and 2011 were nonqualified stock options.   Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model.  See Note N for further information on stock-based compensation.

~~«21JA5STP»]~~

The following table summarizes the Company’s employee stock option activity for year ended December 31, 2012:

~~[«21JFUVRU|LEVEL=3|LABEL=SCHEDULE OF EMPLOYEE STOCK OPTION ACTIVITY|ABSTRACT=US-GAAP:TABLETEXTBLOCK|TAG=US-GAAP:SCHEDULEOFSHAREBASEDCOMPENSATIONACTIVITYTABLETEXTBLOCK»~~

~~[«EZJEKX94|TIME=F|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»«EZJEKX94»]~~Schedule of Employee Stock Option Activity
		~~[«EXJEKY1W»«EXJEKY1W»]~~	~~[«EZJ9KYFJ»«EZJ9KYFJ»]~~	~~[«EZJEKYGP»«EZJEKYGP»]~~	~~[«EZJEKYGP»«EZJEKYGP»]~~ Weighted	~~[«EXJ9KYDV»«EXJ9KYDV»]~~	~~[«EXJEKYE0»«EXJEKYE0»]~~	~~[«EZJ9KYA5»«EZJ9KYA5»]~~
		Weighted			average		Aggregate
		average			remaining		intrinsic
	2012	exercise price			contractual life (yrs)		value
Options outstanding, beginning of year

~~[«DLJGKU64|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTBYSHAREBASEDPAYMENTAWARDOPTIONSOUTSTANDINGNUMBER|LABEL=*|ROLE=EN|TIME=2011-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~1,462,783~~«DLJGKU64»]~~

~~[«DLJCXENC|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTBYSHAREBASEDPAYMENTAWARDOPTIONSOUTSTANDINGWEIGHTEDAVERAGEEXERCISEPRICE|LABEL=*|ROLE=EN|TIME=2011-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~$.040~~«DLJCXENC»]~~

Options granted during the year

~~[«DJJGHACR|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTBYSHAREBASEDPAYMENTAWARDOPTIONSGRANTSINPERIODGROSS|LABEL=*|TIME=2012-01-01~2012-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~341,000~~«DJJGHACR»]~~

~~[«DLJGHU51|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTSBYSHAREBASEDPAYMENTAWARDOPTIONSGRANTSINPERIODWEIGHTEDAVERAGEEXERCISEPRICE|LABEL=*|TIME=2012-01-01~2012-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~.003~~«DLJGHU51»]~~

Options exercised during the year	~~[«DLJCHX13|TAG=US-GAAP:STOCKISSUEDDURINGPERIODSHARESSTOCKOPTIONSEXERCISED|LABEL=*|ROLE=NEG|TIME=2012-01-01~2012-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~ (140,000)~~«DLJCHX13»]~~

~~[«DJJGLEY8|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTSBYSHAREBASEDPAYMENTAWARDOPTIONSEXERCISESINPERIODWEIGHTEDAVERAGEEXERCISEPRICE|LABEL=*|TIME=2012-01-01~2012-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~.003~~«DJJGLEY8»]~~

Options forfeited during the year

~~[«DLJGHW6M|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTBYSHAREBASEDPAYMENTAWARDOPTIONSFORFEITURESINPERIOD|LABEL=*|ROLE=NEG|TIME=2012-01-01~2012-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~ (75,566) ~~«DLJGHW6M»]~~

~~[«DJJGLDJJ|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTSBYSHAREBASEDPAYMENTAWARDOPTIONSFORFEITURESINPERIODWEIGHTEDAVERAGEEXERCISEPRICE|LABEL=*|TIME=2012-01-01~2012-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~.021~~«DJJGLDJJ»]~~

Options expired during the year

~~[«DLJGHZTX|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTBYSHAREBASEDPAYMENTAWARDOPTIONSEXPIRATIONSINPERIOD|LABEL=*|ROLE=NEG|TIME=2012-01-01~2012-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~ (183,667)~~«DLJGHZTX»]~~

~~[«DJJGLGMA|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTSBYSHAREBASEDPAYMENTAWARDOPTIONSEXPIRATIONSINPERIODWEIGHTEDAVERAGEEXERCISEPRICE|LABEL=*|TIME=2012-01-01~2012-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~.050~~«DJJGLGMA»]~~

Options outstanding, end of year

~~[«DLJGHY3V|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTBYSHAREBASEDPAYMENTAWARDOPTIONSOUTSTANDINGNUMBER|LABEL=*|ROLE=EN|TIME=2012-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~1,404,550~~«DLJGHY3V»]~~

~~[«DLJGLGAW|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTBYSHAREBASEDPAYMENTAWARDOPTIONSOUTSTANDINGWEIGHTEDAVERAGEEXERCISEPRICE|LABEL=*|ROLE=EN|TIME=2012-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~$.034~~«DLJGLGAW»]~~

~~[«DLJCWFNL|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTBYSHAREBASEDPAYMENTAWARDOPTIONSOUTSTANDINGWEIGHTEDAVERAGEREMAININGCONTRACTUALTERM|LABEL=*|TIME=2012-01-01~2012-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~.75~~«DLJCWFNL»]~~

~~[«DJJGL89T|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTBYSHAREBASEDPAYMENTAWARDOPTIONSOUTSTANDINGINTRINSICVALUE|LABEL=*|TIME=2012-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~$9,070~~«DJJGL89T»]~~

Options exercisable at end of year

~~[«DLJGHSNJ|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTBYSHAREBASEDPAYMENTAWARDOPTIONSEXERCISABLENUMBER|LABEL=*|TIME=2012-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~1,249,550~~«DLJGHSNJ»]~~

~~[«DJJCLF0W|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTBYSHAREBASEDPAYMENTAWARDOPTIONSEXERCISABLEWEIGHTEDAVERAGEEXERCISEPRICE|LABEL=*|TIME=2012-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~$.037~~«DJJCLF0W»]~~

~~[«DLJGKZZZ|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTBYSHAREBASEDPAYMENTAWARDOPTIONSEXERCISABLEWEIGHTEDAVERAGEREMAININGCONTRACTUALTERM|LABEL=*|TIME=2012-01-01~2012-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~2.27~~«DLJGKZZZ»]~~

~~[«DJJGLCT9|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTBYSHAREBASEDPAYMENTAWARDOPTIONSEXERCISABLEINTRINSICVALUE1|LABEL=*|TIME=2012-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~$4,920~~«DJJGLCT9»]~~

~~«21JFUVRU»]~~

The following table summarizes the Company’s non-vested employee stock option activity for year ended December 31, 2012:

~~[«23JAUUFE|LEVEL=3|LABEL=SCHEDULE OF CHANGES IN NON-VESTED OPTIONS|ABSTRACT=US-GAAP:TABLETEXTBLOCK|TAG=US-GAAP:SCHEDULEOFNONVESTEDSHAREACTIVITYTABLETEXTBLOCK»~~

		Weighted
		average
		grant date
	2012	fair value
Non-vested options outstanding, beginning of year	119,900	$ 1,605

Options granted during the year	341,000	1,253

Options vested during the year	(230,334)	(694)

Options forfeited during the year	(75,566)	(1,428)

Non-vested options outstanding, end of year	155,000	$ 456

~~«23JAUUFE»]~~

The weighted-average grant date fair value of stock options granted was ~~[«GEJA0Y8S|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTBYSHAREBASEDPAYMENTAWARDOPTIONSGRANTSINPERIODWEIGHTEDAVERAGEGRANTDATEFAIRVALUE|LABEL=*|TIME=2012-01-01~2012-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER|UNIT=USDPERSHARE|PRECISION=INF»~~$.003 ~~«GEJA0Y8S»]~~and ~~[«DJJC1SDW|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTBYSHAREBASEDPAYMENTAWARDOPTIONSGRANTSINPERIODWEIGHTEDAVERAGEGRANTDATEFAIRVALUE|LABEL=*|TIME=2011-01-01~2011-12-31|DIM=US-GAAP:STATEMENTCLASSOFSTOCKAXIS~US-GAAP:STOCKOPTIONSMEMBER|UNIT=USDPERSHARE|PRECISION=INF»~~$.01~~«DJJC1SDW»]~~ in 2012 and 2011, respectively.  The fair value of stock options vested was ~~[«DLJC1V08|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTBYSHAREBASEDPAYMENTAWARDOPTIONSVESTEDINPERIODFAIRVALUE|LABEL=*|TIME=2012-01-01~2012-12-31|DIM=US-GAAP:STATEMENTCLASSOFSTOCKAXIS~US-GAAP:STOCKOPTIONSMEMBER|UNIT=USD|PRECISION=INF»~~$694 ~~«DLJC1V08»]~~and ~~[«DLJG1US2|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTBYSHAREBASEDPAYMENTAWARDOPTIONSVESTEDINPERIODFAIRVALUE|LABEL=*|TIME=2011-01-01~2011-12-31|DIM=US-GAAP:STATEMENTCLASSOFSTOCKAXIS~US-GAAP:STOCKOPTIONSMEMBER|UNIT=USD|PRECISION=INF»~~$9,242 ~~«DLJG1US2»]~~in 2012 and 2011, respectively.

Common Stock Purchase Warrants – A summary of common stock purchase warrant activity for the years ended December 31, 2012 and 2011 follows:

In December 2012, the Company agreed to extend the expiration date on 140,000 of common stock purchase warrants with exercise prices of $.01and $.13 from December 1, 2012 to December 21, 2015 and adjusted the exercise prices to $.01 in return for a credit of $3,274 on the outstanding balance of an operating lease payable (see Note I – Certain Relationships).

In December 2011, the Company agreed to extend the expiration date on 150,000 and 275,000 common stock purchase warrants with exercise prices of $.01 and $1.00, respectively, from January 2, 2012 to January 2, 2015 and adjusted the exercise prices to $.003 in return for a credit of $1,113 on the outstanding principal balance of a secured promissory note (see Note D - Notes Payable).

Outstanding common stock purchase warrants issued to non-employees outstanding at December 31, 2012 are as follows:

Number	Exercise	Expiration
of shares	price	year

140,000	.010	2012
425,000	.003	2015
565,000

The following table summarizes the Company’s common stock purchase warrant activity for the year ended December 31, 2012:

~~[«23JE5D3J|LEVEL=3|LABEL=SCHEDULE OF COMMON STOCK PURCHASE WARRANT AND NON-EMPLOYEE STOCK OPTION ACTIVITY|ABSTRACT=US-GAAP:TABLETEXTBLOCK|TAG=US-GAAP:SCHEDULEOFOTHERSHAREBASEDCOMPENSATIONACTIVITYTABLETEXTBLOCK»~~

~~[«GJJF2DC7|TIME=F|DIM=US-GAAP:STATEMENTEQUITYCOMPONENTSAXIS~US-GAAP:WARRANTMEMBER»«GJJF2DC7»]~~Schedule of Common Stock Purchase Warrant and Non-employee Stock Option Activity
	~~[«GJJF2F42»«GJJF2F42»]~~	~~[«GLJA2FFY»«GLJA2FFY»]~~Weighted
Average
	2012	Exercise Price

Warrants and non-employee stock options outstanding, beginning of year	~~[«GJJF2ZV3|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTBYSHAREBASEDPAYMENTAWARDNONOPTIONEQUITYINSTRUMENTSOUTSTANDINGNUMBER|LABEL=*|ROLE=ST»~~ 591,000 ~~«GJJF2ZV3»]~~	~~[«GJJFFZNJ|TAG=US-GAAP:SHAREBASEDCOMPENSATIONSHARESAUTHORIZEDUNDERSTOCKOPTIONPLANSEXERCISEPRICERANGEEXERCISABLEOPTIONSWEIGHTEDAVERAGEEXERCISEPRICE1|LABEL=*|ROLE=ST»~~ $ .023~~«GJJFFZNJ»]~~

Warrants and non-employee stock options expired during the year	~~[«GLJF2WYD|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTBYSHAREBASEDPAYMENTAWARDNONOPTIONEQUITYINSTRUMENTSEXPIRATIONS|LABEL=*»~~ (26,000)~~«GLJF2WYD»]~~	~~[«GJJA9AT7|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTSBYSHAREBASEDPAYMENTAWARDOPTIONSOTHERSHAREINCREASEDECREASEINPERIODWEIGHTEDAVERAGEEXERCISEPRICE|LABEL=*»~~ .091~~«GJJA9AT7»]~~

Warrants and non-employee stock options outstanding, end of year	~~[«GLJF2YYD|TAG=US-GAAP:SHAREBASEDCOMPENSATIONARRANGEMENTBYSHAREBASEDPAYMENTAWARDNONOPTIONEQUITYINSTRUMENTSOUTSTANDINGNUMBER|LABEL=*|ROLE=EN»~~ 565,000 ~~«GLJF2YYD»]~~	~~[«GLJAFWUF|TAG=US-GAAP:SHAREBASEDCOMPENSATIONSHARESAUTHORIZEDUNDERSTOCKOPTIONPLANSEXERCISEPRICERANGEEXERCISABLEOPTIONSWEIGHTEDAVERAGEEXERCISEPRICE1|LABEL=*|ROLE=EN»~~ $ .005~~«GLJAFWUF»]~~

~~«23JE5D3J»]~~

10.     Advertising

~~[«21JA5U70|LEVEL=2|LABEL=ADVERTISING COST, POLICY, EXPENSES ADVERTISING COST|ABSTRACT=US-GAAP:POLICYTEXTBLOCKABSTRACT|TAG=US-GAAP:ADVERTISINGCOSTPOLICYEXPENSEDADVERTISINGCOST»~~

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. ~~«21JA5U70»]~~

Advertising expense for the years ended December 31, 2012 and 2011 was ~~[«GLJGFD4K|TAG=US-GAAP:ADVERTISINGEXPENSE|LABEL=*|TIME=2012-01-01~2012-12-31|UNIT=USD|PRECISION=INF»~~$51,632 ~~«GLJGFD4K»]~~and ~~[«GLJCFGVN|TAG=US-GAAP:ADVERTISINGEXPENSE|LABEL=*|TIME=2011-01-01~2011-12-31|UNIT=USD|PRECISION=INF»~~$21,904~~«GLJCFGVN»]~~, respectively.

11.     Use of Estimates

~~[«23JA4EZM|LEVEL=2|LABEL=USE OF ESTIMATES, POLICY|ABSTRACT=US-GAAP:POLICYTEXTBLOCKABSTRACT|TAG=US-GAAP:USEOFESTIMATES»~~

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

~~«23JA4EZM»]~~

12.     Recently Issued Accounting Standards

~~[«23JA4DT2|LEVEL=2|LABEL=NEW ACCOUNTING PRONOUNCEMENTS, POLICY|ABSTRACT=US-GAAP:POLICYTEXTBLOCKABSTRACT|TAG=US-GAAP:NEWACCOUNTINGPRONOUNCEMENTSPOLICYPOLICYTEXTBLOCK»~~ Fair Value Measurements

The FASB issued updated authoritative guidance in May 2011 to amend fair value measurements and related disclosures; the guidance became effective for the Company at the beginning of its 2012 fiscal year. This guidance relates to a major convergence project of the FASB and the International Accounting Standards Board to improve International Financial Reporting Standards (“IFRS”) and U.S. GAAP. This guidance resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The guidance also changed some fair value measurement principles and enhanced disclosure requirements related to activities in Level 3 of the fair value hierarchy. The adoption of this updated authoritative guidance had no impact on the Company’s Consolidated Financial Statements.

~~«23JA4DT2»]~~

~~«31J97UC3»]~~

~~[«33J96ECG|LEVEL=1|LABEL=NOTE C — PROPERTY AND EQUIPMENT|ABSTRACT=US-GAAP:DISCLOSURETEXTBLOCKABSTRACT|TAG=US-GAAP:PROPERTYPLANTANDEQUIPMENTDISCLOSURETEXTBLOCK»~~

NOTE C — PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

~~[«E1JA0C5L|LEVEL=3|LABEL=SCHEDULE OF PROPERTY AND EQUIPMENT|TAG=US-GAAP:PROPERTYPLANTANDEQUIPMENTTEXTBLOCK»~~

Schedule of Property and Equipment
	~~[«E1JCXGE3|TIME=2012-12-31»~~2012~~«E1JCXGE3»]~~	~~[«E3JGXFXN|TIME=2011-12-31»~~2011~~«E3JGXFXN»]~~

~~[«GLJA6DC5|TAG=US-GAAP:FIXTURESANDEQUIPMENTGROSS|LABEL=*|FTNT=ESTIMATED USEFUL LIFE 5 YEARS»~~Computers and equipment~~«GLJA6DC5»]~~	$ 1,527,170	$ 1,516,280
~~[«GLJA7V3J|TAG=US-GAAP:LEASEHOLDIMPROVEMENTSGROSS|LABEL=*|FTNT=ESTIMATED USEFUL LIFE LEASE TERM»~~Leasehold improvements~~«GLJA7V3J»]~~	991,749	991,749
~~[«GLJA7WGN|TAG=US-GAAP:CAPITALIZEDCOMPUTERSOFTWAREGROSS|LABEL=*|FTNT=ESTIMATED USEFUL LIFE 3 YEARS»~~Software~~«GLJA7WGN»]~~	57,337	57,337
~~[«GJJF7TVV|TAG=US-GAAP:FURNITUREANDFIXTURESGROSS|LABEL=*|FTNT=ESTIMATED USEFUL LIFE 7 YEARS»~~Furniture and fixtures~~«GJJF7TVV»]~~	31,821	28,521
~~[«E1JCW9W8|TAG=US-GAAP:PROPERTYPLANTANDEQUIPMENTGROSS|LABEL=*» «E1JCW9W8»]~~	2,608,077	2,593,887
~~[«E3JCW86P|TAG=US-GAAP:ACCUMULATEDDEPRECIATIONDEPLETIONANDAMORTIZATIONPROPERTYPLANTANDEQUIPMENT|LABEL=*»~~Less accumulated depreciation~~«E3JCW86P»]~~	(2,546,778)	(2,515,746)
~~[«E3JCWCV5|TAG=US-GAAP:PROPERTYPLANTANDEQUIPMENTNET|LABEL=*» «E3JCWCV5»]~~	$ 61,299	$ 78,141

~~«E1JA0C5L»]~~

Depreciation expense for the years ended December 31, 2012 and 2011 was ~~[«DTJDXCNM|TAG=US-GAAP:DEPRECIATION|LABEL=*|TIME=2012-01-01~2012-12-31»~~$31,032~~«DTJDXCNM»]~~ and ~~[«DVJDXWYV|TAG=US-GAAP:DEPRECIATION|LABEL=*|TIME=2011-01-01~2011-12-31»~~$44,835~~«DVJDXWYV»]~~, respectively.

~~«33J96ECG»]~~

~~[«31JE6D9C|LEVEL=1|LABEL=NOTE D — NOTES PAYABLE|ABSTRACT=US-GAAP:DISCLOSURETEXTBLOCKABSTRACT|TAG=US-GAAP:DEBTDISCLOSURETEXTBLOCK»~~

NOTE D — NOTES PAYABLE

 ~~[«E3JA1XKY|LEVEL=3|LABEL=SCHEDULE OF NOTES PAYABLE|TAG=US-GAAP:SCHEDULEOFDEBTTABLETEXTBLOCK»~~

Notes payable consist of the following:
Schedule of Notes Payable
	~~[«E3JGYFUM|TIME=2012-12-31»~~December 31, 2012~~«E3JGYFUM»]~~	~~[«E1JGYF5N|TIME=2011-12-31»~~December 31, 2011~~«E1JGYF5N»]~~

~~[«GJJATUAP|TAG=US-GAAP:CONVERTIBLENOTESPAYABLE|LABEL=*|DIM=US-GAAP:LONGTERMDEBTTYPEAXIS~US-GAAP:CONVERTIBLEDEBTMEMBER|UNIT=USD|PRECISION=INF|FTNT=INTEREST RATE 12.5%»~~Convertible promissory note; interest at ~~[«GLJFTZF4|TAG=US-GAAP:DEBTINSTRUMENTINTERESTRATESTATEDPERCENTAGE|LABEL=*|TIME=2012-12-31|UNIT=PURE»~~12.5% ~~«GLJFTZF4»]~~of face amount, payable quarterly; this note is unsecured and matured in November 2003 (convertible into approximately 107,843 shares at December 31, 2012 and 2011) (1)~~«GJJATUAP»]~~

	$ 55,000	$ 55,000

~~[«GJJFSDV7|TAG=US-GAAP:OTHERNOTESPAYABLE|LABEL=*|DIM=US-GAAP:LONGTERMDEBTTYPEAXIS~US-GAAP:SECUREDDEBTMEMBER|UNIT=USD|PRECISION=INF|FTNT=INTEREST RATE 6%»~~Secured promissory note from a shareholder; interest at ~~[«GJJFTYVC|TAG=US-GAAP:DEBTINSTRUMENTINTERESTRATESTATEDPERCENTAGE|LABEL=*|TIME=2012-12-31|DIM=US-GAAP:LONGTERMDEBTTYPEAXIS~US-GAAP:SECUREDDEBTMEMBER|UNIT=PURE»~~6%~~«GJJFTYVC»]~~, required monthly installments of interest only through December 30, 2010, then required monthly installments of $3,301 including principal and interest; matured December 30, 2011; secured by all tangible and intangible assets of the Company (2)~~«GJJFSDV7»]~~

	249,206	273,078
~~[«GXJFHDHP|TAG=US-GAAP:NOTESPAYABLECURRENT|LABEL=*|UNIT=USD|PRECISION=INF» «GXJFHDHP»]~~	304,206	328,078

Less current portion	304,206	328,078

	$ -	$ -

——————————

(1)

This convertible promissory note matured in November 2003.  The Company has been unable to pay this note and has been making quarterly interest payments.  The Company has not negotiated an extension of this note and the lender has not made any demands for payment of the principal amount of this note. The Company is currently developing a plan to satisfy this note.  At December 31, 2012, the outstanding principal and accrued interest of the convertible promissory note was ~~[«GLJAWSAF|TAG=US-GAAP:DEBTINSTRUMENTINCREASEACCRUEDINTEREST|LABEL=*|TIME=2012-01-01~2012-12-31|DIM=US-GAAP:LONGTERMDEBTTYPEAXIS~US-GAAP:CONVERTIBLEDEBTMEMBER»~~$58,466~~«GLJAWSAF»]~~.

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

This secured promissory note matured on December 30, 2011.  The Company continues to make monthly principal and interest payments.  The note holder has not made any demands for payment of the outstanding principal balance of this note.  At December 31, 2012, the outstanding principal and accrued interest of the secured promissory note was ~~[«GLJAZGLN|TAG=US-GAAP:DEBTINSTRUMENTINCREASEACCRUEDINTEREST|LABEL=*|TIME=2012-01-01~2012-12-31|DIM=US-GAAP:LONGTERMDEBTTYPEAXIS~US-GAAP:SECUREDDEBTMEMBER»~~$249,861~~«GLJAZGLN»]~~.

Aggregate future maturities of notes payable at December 31, 2012 are as follows:

2013	~~[«GLJA4CTZ|TAG=US-GAAP:LONGTERMDEBTMATURITIESREPAYMENTSOFPRINCIPALINNEXTROLLINGTWELVEMONTHS|LABEL=*|TIME=2012-01-01~2012-12-31|UNIT=USD|PRECISION=INF»~~$ 304,206~~«GLJA4CTZ»]~~

~~«E3JA1XKY»]~~

~~[«33JE6FPK|LEVEL=1|LABEL=NOTE E – COMMITMENTS AND CONTINGENCIES|ABSTRACT=US-GAAP:DISCLOSURETEXTBLOCKABSTRACT|TAG=US-GAAP:COMMITMENTSANDCONTINGENCIESDISCLOSURETEXTBLOCK»~~

NOTE E – COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Operating Leases

The Company leases certain office facilities used in its operations under non-cancelable operating leases which will expire in 2019. Future minimum lease payments required at December 31, 2012 under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

~~[«21JE5AM4|LEVEL=3|LABEL=SCHEDULE OF FUTURE MINIMUM PAYMENTS UNDER OPERATING LEASE|ABSTRACT=US-GAAP:TABLETEXTBLOCK|TAG=US-GAAP:SCHEDULEOFFUTUREMINIMUMRENTALPAYMENTSFOROPERATINGLEASESTABLETEXTBLOCK»~~

Year ending December 31	~~[«GRJDLE54|TIME=2012-12-31» «GRJDLE54»]~~
~~[«GRJ8RT3S|TAG=US-GAAP:OPERATINGLEASESFUTUREMINIMUMPAYMENTSDUECURRENT|LABEL=*|TIME=2012-12-31|UNIT=USD|PRECISION=INF»~~2013~~«GRJ8RT3S»]~~	$ 208,698
~~[«GRJG4UGZ|TAG=US-GAAP:OPERATINGLEASESFUTUREMINIMUMPAYMENTSDUEINTWOYEARS|LABEL=*|TIME=2012-12-31|UNIT=USD|PRECISION=INF»~~2014~~«GRJG4UGZ»]~~	230,002
~~[«GRJG7ES6|TAG=US-GAAP:OPERATINGLEASESFUTUREMINIMUMPAYMENTSDUEINTHREEYEARS|LABEL=*|TIME=2012-12-31|UNIT=USD|PRECISION=INF»~~2015~~«GRJG7ES6»]~~	249,571
~~[«GRJC7ECX|TAG=US-GAAP:OPERATINGLEASESFUTUREMINIMUMPAYMENTSDUEINFOURYEARS|LABEL=*|TIME=2012-12-31|UNIT=USD|PRECISION=INF»~~2016~~«GRJC7ECX»]~~	224,098
~~[«GNJC58ZT|TAG=US-GAAP:OPERATINGLEASESFUTUREMINIMUMPAYMENTSDUEINFIVEYEARS|LABEL=*|UNIT=USD|PRECISION=INF»[«GRJG7DX5|TAG=US-GAAP:OPERATINGLEASESFUTUREMINIMUMPAYMENTSDUEINFIVEYEARS|LABEL=*|TIME=2012-12-31|UNIT=USD|PRECISION=INF»~~2017~~«GRJG7DX5»]«GNJC58ZT»]~~	221,782
~~[«GRJG58FS|TAG=US-GAAP:OPERATINGLEASESFUTUREMINIMUMPAYMENTSDUETHEREAFTER|LABEL=*|UNIT=USD|PRECISION=INF»~~Thereafter~~«GRJG58FS»]~~	443~~[«GRJC7DG9|TIME=2012-12-31»«GRJC7DG9»]~~,564
~~[«GNJG5AUD|TAG=US-GAAP:OPERATINGLEASESFUTUREMINIMUMPAYMENTSDUE|LABEL=*|UNIT=USD|PRECISION=INF» «GNJG5AUD»]~~	$ 1,577,~~[«GNJG7G60|TIME=2012-12-31»«GNJG7G60»]~~715

~~«21JE5AM4»]~~

Rental expense for all operating leases for the years ended December 31, 2012 and 2011 was approximately ~~[«GRJG5XYM|TAG=US-GAAP:LEASEANDRENTALEXPENSE|LABEL=*|TIME=2012-01-01~2012-12-31|UNIT=USD|PRECISION=INF»~~$237,114~~«GRJG5XYM»]~~ and ~~[«GNJC5XDW|TAG=US-GAAP:LEASEANDRENTALEXPENSE|LABEL=*|TIME=2011-01-01~2011-12-31|UNIT=USD|PRECISION=INF»~~$247,942~~«GNJC5XDW»] [«DVJ8KG6E|TAG=US-GAAP:OPERATINGLEASESRENTEXPENSE|LABEL=*|TIME=2011-01-01~2011-12-31»«DVJ8KG6E»]~~, respectively.

~~[«23JA4G1U|LEVEL=2|LABEL=LEASE, POLICY|ABSTRACT=US-GAAP:POLICYTEXTBLOCKABSTRACT|TAG=US-GAAP:LEASEPOLICYTEXTBLOCK»~~

The Company’s long-term non-cancelable operating lease includes scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the straight-line method over the term of the lease. ~~«23JA4G1U»]~~

The Company had recorded a deferred credit of ~~[«GLJFJCJJ|TAG=US-GAAP:DEFERREDRENTCREDIT|LABEL=*|TIME=2012-12-31»~~$22,179 ~~«GLJFJCJJ»]~~at December 31, 2012, which is reflected in Other Long-term Liabilities on the Balance Sheet to reflect the net excess of rental expense over cash payments since inception of the lease. In addition to the base rent payments the Company pays a monthly allocation of the building’s operating expenses.

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

~~«33JE6FPK»]~~

~~[«33JE6F88|LEVEL=1|LABEL=NOTE F — INCOME TAXES|ABSTRACT=US-GAAP:DISCLOSURETEXTBLOCKABSTRACT|TAG=US-GAAP:INCOMETAXDISCLOSURETEXTBLOCK»~~

NOTE F — INCOME TAXES

The Company’s effective income tax rate on net loss differed from the federal statutory rate of 34% as follows at December 31:

~~[«21J95X9E|LEVEL=3|LABEL=RECONCILIATION OF STATUTORY FEDERAL INCOME TAX RATE|ABSTRACT=US-GAAP:TABLETEXTBLOCK|TAG=US-GAAP:SCHEDULEOFEFFECTIVEINCOMETAXRATERECONCILIATIONTABLETEXTBLOCK»~~

	~~[«GLJF8YUH|TIME=2012-01-01~2012-12-31»~~2012~~«GLJF8YUH»]~~	~~[«GLJA8TPK|TIME=2011-01-01~2011-12-31»~~2011~~«GLJA8TPK»]~~
~~[«GJJF9UNT|TAG=US-GAAP:INCOMETAXRECONCILIATIONINCOMETAXEXPENSEBENEFITATFEDERALSTATUTORYINCOMETAXRATE|LABEL=*|UNIT=USD|PRECISION=INF»~~Income taxes benefit at federal statutory rate~~«GJJF9UNT»]~~	$ (64,000)	$ 22,000
~~[«GLJA8W7N|TAG=US-GAAP:INCOMETAXRECONCILIATIONSTATEANDLOCALINCOMETAXES|LABEL=*|UNIT=USD|PRECISION=INF»~~Tax effect of state income taxes benefit~~«GLJA8W7N»]~~	(8,000)	3,000
~~[«GLJA8EV5|TAG=US-GAAP:INCOMETAXRECONCILIATIONCHANGEINDEFERREDTAXASSETSVALUATIONALLOWANCE|LABEL=*|UNIT=USD|PRECISION=INF»~~Change in valuation allowance~~«GLJA8EV5»]~~	56,000	(378,000)
~~[«GLJA8D6P|TAG=US-GAAP:INCOMETAXRECONCILIATIONNONDEDUCTIBLEEXPENSE|LABEL=*|UNIT=USD|PRECISION=INF»~~Nondeductible expenses~~«GLJA8D6P»]~~	1,000	2,000
~~[«GLJF8G5N|TAG=US-GAAP:INCOMETAXRECONCILIATIONOTHERRECONCILINGITEMS|LABEL=*|UNIT=USD|PRECISION=INF»~~Other~~«GLJF8G5N»]~~	15,000	351,000
~~[«GLJF8C7V|TAG=US-GAAP:INCOMETAXEXPENSEBENEFIT|LABEL=*|UNIT=USD|PRECISION=INF»~~Total tax expense~~«GLJF8C7V»]~~	$ -	$ -

~~«21J95X9E»]~~

The components of deferred income tax assets were as follows at December 31:

~~[«21JE5W9Z|LEVEL=3|LABEL=SCHEDULE OF DEFERRED TAX ASSETS AND LIABILITIES|ABSTRACT=US-GAAP:TABLETEXTBLOCK|TAG=US-GAAP:SCHEDULEOFDEFERREDTAXASSETSANDLIABILITIESTABLETEXTBLOCK»~~

	~~[«GJJACXA6|TIME=2012-12-31»~~2012~~«GJJACXA6»]~~	~~[«GJJACWHS|TIME=2011-12-31»~~2011~~«GJJACWHS»]~~
~~[«GJJFCA0F|TAG=US-GAAP:DEFERREDTAXASSETSDEFERREDINCOME|LABEL=*»~~Deferred income tax assets~~«GJJFCA0F»]~~
~~[«GLJFNDT9|TAG=US-GAAP:DEFERREDTAXASSETSPROPERTYPLANTANDEQUIPMENT|LABEL=*|UNIT=USD|PRECISION=INF»~~Basis difference in property and equipment and intangible assets~~«GLJFNDT9»]~~	$ 281,000	$ 311,000
~~[«GLJAAUHH|TAG=US-GAAP:DEFERREDTAXASSETSDEFERREDINCOME|LABEL=*|UNIT=USD|PRECISION=INF»~~Deferred revenue~~«GLJAAUHH»]~~	76,000	67,000
~~[«GJJFMDSF|TAG=US-GAAP:DEFERREDTAXASSETSOPERATINGLOSSCARRYFORWARDS|LABEL=*|TIME=2011-12-31»~~Net operating loss~~«GJJFMDSF»]~~	999,000	945,000
~~[«GJJAAZ9V|TAG=US-GAAP:DEFERREDTAXASSETSTAXDEFERREDEXPENSECOMPENSATIONANDBENEFITS|LABEL=*|UNIT=USD|PRECISION=INF»~~Deferred compensation and other~~«GJJAAZ9V»]~~	14,000	(9,000)
~~[«GJJAAELE|TAG=US-GAAP:DEFERREDTAXASSETSVALUATIONALLOWANCE|LABEL=*|UNIT=USD|PRECISION=INF»~~Valuation allowance~~«GJJAAELE»]~~	(1,370,000)	(1,314,000)
~~[«GJJFCUJX|TAG=US-GAAP:DEFERREDTAXASSETSLIABILITIESNET|LABEL=*|UNIT=USD|PRECISION=INF»~~Net deferred income tax asset~~«GJJFCUJX»]~~	-	-
Change in valuation allowance	$ 56,000	$ (378,000)

~~«21JE5W9Z»]~~

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2012, the Company has a net operating loss carry forward of approximately $999,000

that will expire at various dates through ~~[«GJJFMCFH|TAG=US-GAAP:OPERATINGLOSSCARRYFORWARDSEXPIRATIONDATES|LABEL=*|TIME=2012-01-01~2012-12-31»~~2032~~«GJJFMCFH»]~~. Because this carry forward can only be used to offset future taxable income of the Company, management has provided a valuation allowance until it is more likely than not that taxable income will be generated.

The Company has adopted the provisions of FASB Accounting Standards Codification Topic ASC 740-10 (previously Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007. The implementation of this standard had no impact on the financial statements. As of the date of adoption and as of December 31, 2012 and 2011, the unrecognized tax benefit accrual was zero.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and does not believe it has any material unrealized tax benefits at December 31, 2012.  The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2006.

~~«33JE6F88»]~~

~~[«33J9685X|LEVEL=1|LABEL=NOTE G — COMMON STOCK|ABSTRACT=US-GAAP:DISCLOSURETEXTBLOCKABSTRACT|TAG=US-GAAP:STOCKHOLDERSEQUITYNOTEDISCLOSURETEXTBLOCK»~~

NOTE G — COMMON STOCK

Employee stock options for ~~[«GJJA5CT7|TAG=US-GAAP:STOCKISSUEDDURINGPERIODSHARESSTOCKOPTIONSEXERCISED|LABEL=*|TIME=2012-03-01~2012-03-31|UNIT=SHARES|PRECISION=INF»~~140,000 ~~«GJJA5CT7»]~~shares of the Company’s common stock were exercised in March 2012 for ~~[«GLJCUV3T|TAG=US-GAAP:PROCEEDSFROMSTOCKOPTIONSEXERCISED|LABEL=*|TIME=2012-03-01~2012-03-31|UNIT=USD|PRECISION=INF»~~$420~~«GLJCUV3T»]~~.  Employee stock options for ~~[«GJJA5X1C|TAG=US-GAAP:STOCKISSUEDDURINGPERIODSHARESSTOCKOPTIONSEXERCISED|LABEL=*|TIME=2011-05-01~2011-05-31|UNIT=SHARES|PRECISION=INF»~~725,697 ~~«GJJA5X1C»]~~and ~~[«GLJA5ZM4|TAG=US-GAAP:STOCKISSUEDDURINGPERIODSHARESSTOCKOPTIONSEXERCISED|LABEL=*|TIME=2011-12-01~2011-12-31|UNIT=SHARES|PRECISION=INF»~~400,000 ~~«GLJA5ZM4»]~~shares of the Company’s common stock were exercised in May 2011 for ~~[«GLJGUS5J|TAG=US-GAAP:PROCEEDSFROMSTOCKOPTIONSEXERCISED|LABEL=*|TIME=2011-05-01~2011-05-31»~~$7,256 ~~«GLJGUS5J»][«GJJCUVR5|TAG=US-GAAP:PROCEEDSFROMSTOCKOPTIONSEXERCISED|LABEL=*|TIME=2011-05-01~2011-05-31|UNIT=USD|PRECISION=INF»«GJJCUVR5»]~~and December 2011 for ~~[«GJJCUUC1|TAG=US-GAAP:PROCEEDSFROMSTOCKOPTIONSEXERCISED|LABEL=*|TIME=2011-12-01~2011-12-31|UNIT=USD|PRECISION=INF»~~$1,200~~«GJJCUUC1»]~~, respectively.

On December 29, 2009 the Company converted $248,578 of accrued interest on an interim loan from a shareholder into 497,156 restricted shares of the Company’s common stock valued at $.50 per share.  These shares were equal to approximately 6.8% of the total number of shares outstanding and were issued on January 20, 2010.  During the fourth quarter of 2009 this transaction was accounted for as a troubled debt restructuring and a gain on debt forgiveness of $235,663 was recorded.  In connection with the conversion, the Company also agreed to issue additional shares of stock to the holder of a secured promissory note in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note (see Note D — Notes Payable).  No shares other than employee stock options shares were issued by the Company at less than $.50 per share during 2012 and 2011.

~~«33J9685X»]~~

~~[«31JE6CHH|LEVEL=1|LABEL=NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS|ABSTRACT=US-GAAP:DISCLOSURETEXTBLOCKABSTRACT|TAG=US-GAAP:FAIRVALUEDISCLOSURESTEXTBLOCK»~~

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

~~[«21JF4F1W|LEVEL=2|LABEL=FAIR VALUE OF FINANCIAL INSTRUMENTS, POLICY|ABSTRACT=US-GAAP:POLICYTEXTBLOCKABSTRACT|TAG=US-GAAP:FAIRVALUEOFFINANCIALINSTRUMENTSPOLICY»~~

ASC 820-10 requires that an entity disclose the fair value of financial instruments for which it is practicable to estimate the value. The Company considers the carrying value of certain financial instruments on the balance sheets, including cash, accounts receivable, and other assets to be reasonable estimates of fair value.  At December 31, 2012 and 2011, the carrying amount of the Company’s liabilities for corporate borrowings and other obligations was ~~[«GLJCU8R9|TAG=US-GAAP:LIABILITIES|LABEL=*|TIME=2012-12-31|UNIT=USD|PRECISION=INF»~~$2,051,362 ~~«GLJCU8R9»]~~and ~~[«GLJCU840|TAG=US-GAAP:LIABILITIES|LABEL=*|TIME=2011-12-31|UNIT=USD|PRECISION=INF»~~$1,929,616~~«GLJCU840»]~~, respectively, and the fair value was estimated to be approximately ~~[«GNJDZVD5|TAG=US-GAAP:LONGTERMDEBTFAIRVALUE|LABEL=*|TIME=2012-12-31|UNIT=USD|PRECISION=INF»~~$128,000 ~~«GNJDZVD5»]~~and ~~[«GRJDZUW5|TAG=US-GAAP:LONGTERMDEBTFAIRVALUE|LABEL=*|TIME=2011-12-31|UNIT=USD|PRECISION=INF»~~$189,000~~«GRJDZUW5»]~~, respectively.  These amounts are based on the present value of estimated future cash outflows which is discounted based on the risk of nonperformance due to the uncertainty of the Company’s ability to continue as a going concern.

~~«21JF4F1W»]~~

~~«31JE6CHH»]~~

~~[«33J96AS6|LEVEL=1|LABEL=NOTE I – CERTAIN RELATIONSHIPS|ABSTRACT=US-GAAP:DISCLOSURETEXTBLOCKABSTRACT|TAG=US-GAAP:RELATEDPARTYTRANSACTIONSDISCLOSURETEXTBLOCK»~~

NOTE I – CERTAIN RELATIONSHIPS

The Company has an operating lease for certain equipment which is leased from one of its shareholders whose parent company holds a $249,206 secured promissory note (see Note D — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments.  In January and November 2006, the Company agreed to extend the expiration date on common stock purchase warrants exercisable for the purchase of 425,000 and 140,000common stock shares, respectively, for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease.  In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income.  The lessor also agreed to accept payments of $499 per month on the balance owed.  In January 2009,   December 2009 and December 2012, the Company agreed to extend the expiration date on common stock purchase warrants exercisable for the purchase of 425,000, 140,000 and 140,000 common stock shares, respectively, for the lessor in return for a credit of $3,445, $773 and $3,274, respectively, on the operating lease.  At December 31, 2012 and 2011 the Company had recorded $253,169 and $256,443, respectively, in unpaid lease payments.  The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement.  The lessor has not made any formal demands for payment or instituted collection action; however the Company is in discussions with the lessor to restructure this liability.

~~«33J96AS6»]~~

~~[«33J96XK0|LEVEL=1|LABEL=NOTE J – CONCENTRATIONS|ABSTRACT=US-GAAP:DISCLOSURETEXTBLOCKABSTRACT|TAG=US-GAAP:CONCENTRATIONRISKDISCLOSURETEXTBLOCK»~~

NOTE J – CONCENTRATIONS

During the year ended December 31, 2012, the Company had two customers that each comprised approximately ~~[«GNJDVCSX|TAG=US-GAAP:CONCENTRATIONRISKCUSTOMER|LABEL=*|TIME=2012-01-01~2012-12-31|DIM=US-GAAP:CONCENTRATIONRISKBYTYPEAXIS~FIL:CUSTOMER1MEMBER»~~11%~~«GNJDVCSX»]~~ and ~~[«GNJDVZV2|TAG=US-GAAP:CONCENTRATIONRISKCUSTOMER|LABEL=*|TIME=2012-01-01~2012-12-31|DIM=US-GAAP:CONCENTRATIONRISKBYTYPEAXIS~FIL:CUSTOMER2MEMBER»~~9%~~«GNJDVZV2»]~~ of total revenues, respectively.  During the year ended December 31, 2011these two customers each comprised approximately ~~[«GNJDVXLA|TAG=US-GAAP:CONCENTRATIONRISKCUSTOMER|LABEL=*|TIME=2011-01-01~2011-12-31|DIM=US-GAAP:CONCENTRATIONRISKBYTYPEAXIS~FIL:CUSTOMER1MEMBER»~~9%~~«GNJDVXLA»]~~ and

~~[«GNJDVWHJ|TAG=US-GAAP:CONCENTRATIONRISKCUSTOMER|LABEL=*|TIME=2011-01-01~2011-12-31|DIM=US-GAAP:CONCENTRATIONRISKBYTYPEAXIS~FIL:CUSTOMER2MEMBER»~~17%~~«GNJDVWHJ»]~~ of total revenues, respectively.

~~«33J96XK0»]~~

~~[«33JE6WMS|LEVEL=1|LABEL=NOTE K – OTHER INCOME|ABSTRACT=US-GAAP:DISCLOSURETEXTBLOCKABSTRACT|TAG=US-GAAP:OTHERINCOMEANDOTHEREXPENSEDISCLOSURETEXTBLOCK»~~

NOTE K – OTHER INCOME

The year 2011 includes ~~[«GRJDUD85|TAG=US-GAAP:OTHERINCOME|LABEL=*|TIME=2011-01-01~2011-12-31|UNIT=USD|PRECISION=INF»~~$37,268~~«GRJDUD85»]~~, representing certain excess telecommunication taxes and fees for which the Company filed refund requests with the appropriate state agencies.  These refunds were received in 2012.

~~«33JE6WMS»]~~

~~[«33J96W9N|LEVEL=1|LABEL=NOTE L – EMPLOYEE BENEFIT PLANS|ABSTRACT=US-GAAP:DISCLOSURETEXTBLOCKABSTRACT|TAG=US-GAAP:COMPENSATIONANDEMPLOYEEBENEFITPLANSTEXTBLOCK»~~

NOTE L – EMPLOYEE BENEFIT PLANS

~~[«21JF48RY|LEVEL=2|LABEL=COMPENSATION RELATED COSTS, POLICY|ABSTRACT=US-GAAP:POLICYTEXTBLOCKABSTRACT|TAG=US-GAAP:COMPENSATIONRELATEDCOSTSPOLICYTEXTBLOCK»~~

The Company offers a SIMPLE IRA plan for all eligible employees.  Employees meeting certain eligibility requirements can participate in the plan.  Under the plan, the Company matches employee contributions to the plan up to 3% of the employee’s salary.  ~~«21JF48RY»]~~

The Company made matching contributions of 1% totaling $3,513 and $3,374, respectively, during the years ended December 31, 2012 and 2011.

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

All employee stock options granted during 2012 and 2011 were nonqualified stock options.  Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model.  In addition to the exercise and grant date prices of the options, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

~~[«21J95S4F|LEVEL=3|LABEL=SUMMARY OF WEIGHTED-AVERAGE ASSUMPTIONS OF FAIR VALUE GRANTED USING BLACK-SCHOLES VALUATION METHOD|ABSTRACT=US-GAAP:TABLETEXTBLOCK|TAG=US-GAAP:SCHEDULEOFSHAREBASEDPAYMENTAWARDEMPLOYEESTOCKPURCHASEPLANVALUATIONASSUMPTIONSTABLETEXTBLOCK»~~

~~[«EZJ9AZ4L|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»«EZJ9AZ4L»]~~	~~[«EXJEASUR|TIME=2012-01-01~2012-12-31»~~2012~~«EXJEASUR»]~~	~~[«EZJEAUU7|TIME=2011-01-01~2011-12-31»~~2011~~«EZJEAUU7»]~~
~~[«EZJ9N81P|TAG=US-GAAP:FAIRVALUEASSUMPTIONSRISKFREEINTERESTRATE|LABEL=*»~~Risk free interest rate~~«EZJ9N81P»]~~	2.04%	.71%
~~[«EXJENAHN|TAG=US-GAAP:FAIRVALUEASSUMPTIONSEXPECTEDTERM|LABEL=*»~~Expected lives (in years)~~«EXJENAHN»]~~	5	5
~~[«EXJEN8HN|TAG=US-GAAP:FAIRVALUEASSUMPTIONSEXPECTEDVOLATILITYRATE|LABEL=*»~~Expected volatility~~«EXJEN8HN»]~~	187%	163%
~~[«EXJ9N9W7|TAG=US-GAAP:FAIRVALUEASSUMPTIONSEXPECTEDDIVIDENDRATE|LABEL=*»~~Dividend yield~~«EXJ9N9W7»]~~	0%	0%

~~«21J95S4F»]~~

The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and the effect on basic and diluted earnings per share for the years ended December 31:

	~~[«DVJ8EECM|TIME=2012-01-01~2012-12-31»~~2012~~«DVJ8EECM»]~~	~~[«DVJ8EDJ6|TIME=2011-01-01~2011-12-31»~~2011~~«DVJ8EDJ6»]~~

~~[«DJJFYG0P|TAG=US-GAAP:ALLOCATEDSHAREBASEDCOMPENSATIONEXPENSE|LABEL=*|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~Stock-based compensation expense~~«DJJFYG0P»]~~	$ 3,411	$ 2,558
Impact on income per share:
Basic	$ -	$ -
Assuming dilution	$ -	$ -

At December 31, 2012 there was ~~[«DJJFYWKS|TAG=US-GAAP:EMPLOYEESERVICESHAREBASEDCOMPENSATIONNONVESTEDAWARDSTOTALCOMPENSATIONCOSTNOTYETRECOGNIZED|LABEL=*|TIME=2012-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~$4,863~~«DJJFYWKS»]~~ of unrecognized stock-based compensation that is expected to be recognized as an expense over a weighted-average period of ~~[«DLJFTU6D|TAG=US-GAAP:EMPLOYEESERVICESHAREBASEDCOMPENSATIONNONVESTEDAWARDSTOTALCOMPENSATIONCOSTNOTYETRECOGNIZEDPERIODFORRECOGNITION|LABEL=*|TIME=2012-01-01~2012-12-31|DIM=US-GAAP:AWARDTYPEAXIS~US-GAAP:STOCKOPTIONSMEMBER»~~5.6 ~~«DLJFTU6D»]~~years.

~~«33J96W9N»]~~

~~[«31J999F0|LEVEL=1|LABEL=NOTE M – SUBSEQUENT EVENTS|ABSTRACT=US-GAAP:DISCLOSURETEXTBLOCKABSTRACT|TAG=US-GAAP:SUBSEQUENTEVENTSTEXTBLOCK»~~

NOTE M – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission.  Subsequent to year-end, the Company entered into discussions with certain creditors pursuant to which the Company anticipates exchanging between $900,000 and $1.0 million of liabilities for preferred stock.  The Company is in the process of finalizing the details and preparing the required documents to effect the exchange and anticipates that the exchange will be completed by May 31, 2013.

~~«31J999F0»]~~

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy J. Kilkenny, certify that:

1.	I have reviewed this annual report on Form 10-K for the year ended December 31, 2012 of FullNet Communications, Inc.;

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

Date: April 15, 2013

/s/ Timothy J. Kilkenny

Timothy J. Kilkenny

Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Roger P. Baresel, certify that:

1.	I have reviewed this annual report on Form 10-K for the year ended December 31, 2012 of FullNet Communications, Inc.;

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

Date: April 15, 2013

/s/ Roger P. Baresel

Roger P. Baresel

President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Annual Report on Form 10-K of the Company for the year ended December 31, 2012 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 15, 2013	/s/ Timothy J. Kilkenny
Timothy J. Kilkenny
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Annual Report on Form 10-K of the Company for the year ended December 31, 2012 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 15, 2013	/s/ Roger P. Baresel
Roger P. Baresel
President and Chief Financial and
Accounting Officer