Form 10-K/A
period 2012-12-31
FULLNET COMMUNICATIONS INC
filed 2013-04-16
CIK 1092570

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles

, which contemplate continuation of the Company as a going concern.

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

3.  Accounts Receivable

Accounts receivable consist of the following at December 31:

Schedule of Accounts Receivable
	2012	2011

Accounts receivable	$ 261,273	$ 281,094
Less allowance for doubtful accounts	(216,962)	(201,557)

	$ 44,311	$ 79,537

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

6.    Accrued and Other Liabilities

Accrued and other liabilities consist of the following at December 31:

Schedule of Accrued and Other Current Liabilities
	2012	2011

Accrued interest	$ 4,121	$ 2,451
Accrued deferred compensation	846,718	832,897
Accrued unused vacation and sick leave	117,359	110,044
Accrued other liabilities	97,835	88,425
	1,066,033	1,032,383
Less current portion	281,808	259,292
	$ 784,225	$ 773,091

Accrued net deferred compensation consists of the following as of December 31, 2012:

Net accrued (used) in:
2012	$ 13,821
2011	(34,685)
2010	167,425
2000-2009	700,157
$ 846,718

All of the Company’s executive officers have voluntarily agreed to defer a portion of their compensation. This compensation is vested.  The Company’s top three executive officers have employment agreements which contain a “Change in Control” provision which provides for the immediate lump sum payment of their accrued deferred compensation in the event of a qualifying event.  Accrued deferred compensation subject to this provision totaled approximately $620,406 and $609,691 at December 31, 2012 and 2011, respectively.

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

Schedule of Income (Loss) Per Share
	2012	2011
Numerator:
Net income (loss)	$ (189,613)	$ 65,330
Denominator:
Weighted average shares and share equivalents outstanding – basic	9,087,828	8,316,517
Effect of dilutive stock options	58,024	129,658
Effect of dilutive warrants	293,712	819,116
Effect of dilutive convertible promissory notes	-	-
Weighted average shares and share equivalents outstanding – assuming dilution	9,439,564	9,265,291

Net income (loss) per share — basic	$ (.02)	$ .01
Net income (loss) per share — assuming dilution	$ (.02)	$ .01

Basic and diluted loss per share were the same for the year ended December 31, 2012 because there was a net loss for the year.

Stock options exercisable for the purchase of 1,045,216 and 1,263,783 common stock shares at exercise prices ranging from $.04 to $.14 per share, respectively, were outstanding for the years ended December 31, 2012 and 2011, but were not included in the calculation of income (loss) per share – assuming dilution because the options were not dilutive.

Warrants exercisable for the purchase of 140,000 common stock shares at an exercise price of $.01 per share were outstanding for the year ended December 31, 2012 and warrants exercisable for the purchase of 96,000 common stock shares at exercise prices ranging from $.08 to $.13 per share were outstanding for the year ended December 31, 2011, but were not included in the calculation of income (loss) per share – assuming dilution because the warrants were not dilutive.

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

The following table summarizes the Company’s employee stock option activity for year ended December 31, 2012:

Schedule of Employee Stock Option Activity
			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	2012	exercise price	contractual life (yrs)	value
Options outstanding, beginning of year	1,462,783	$.040

Options granted during the year	341,000	.003

Options exercised during the year	(140,000)	.003

Options forfeited during the year	(75,566)	.021

Options expired during the year	(183,667)	.050

Options outstanding, end of year	1,404,550	$.034	.75	$9,070

Options exercisable at end of year	1,249,550	$.037	2.27	$4,920

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

The weighted-average grant date fair value of stock options granted was $.003 and $.01 in 2012 and 2011, respectively.  The fair value of stock options vested was $694 and $9,242 in 2012 and 2011, respectively.

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
565,000

The following table summarizes the Company’s common stock purchase warrant activity for the year ended December 31, 2012:

Schedule of Common Stock Purchase Warrant and Non-employee Stock Option Activity
		Weighted
		Average
	2012	Exercise Price

Warrants and non-employee stock options outstanding, beginning of year	591,000	$ .023

Warrants and non-employee stock options expired during the year	(26,000)	.091

Warrants and non-employee stock options outstanding, end of year	565,000	$ .005

10.     Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place.

Advertising expense for the years ended December 31, 2012 and 2011 was $51,632 and $21,904, respectively.

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

NOTE C — PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

Schedule of Property and Equipment
	2012	2011

Computers and equipment	$ 1,527,170	$ 1,516,280
Leasehold improvements	991,749	991,749
Software	57,337	57,337
Furniture and fixtures	31,821	28,521
	2,608,077	2,593,887
Less accumulated depreciation	(2,546,778)	(2,515,746)
	$ 61,299	$ 78,141

Depreciation expense for the years ended December 31, 2012 and 2011 was $31,032 and $44,835, respectively.

NOTE D — NOTES PAYABLE

Notes payable consist of the following:
Schedule of Notes Payable
	December 31, 2012	December 31, 2011

Convertible promissory note; interest at 12.5% of face amount, payable quarterly; this note is unsecured and matured in November 2003 (convertible into approximately 107,843 shares at December 31, 2012 and 2011) (1)

	$ 55,000	$ 55,000

Secured promissory note from a shareholder; interest at 6%, required monthly installments of interest only through December 30, 2010, then required monthly installments of $3,301 including principal and interest; matured December 30, 2011; secured by all tangible and intangible assets of the Company (2)	249,206	273,078
	304,206	328,078

Less current portion	304,206	328,078

	$ -	$ -

——————————

(1)

This convertible promissory note matured in November 2003.  The Company has been unable to pay this note and has been making quarterly interest payments.  The Company has not negotiated an extension of this note and the lender has not made any demands for payment of the principal amount of this note. The Company is currently developing a plan to satisfy this note.  At December 31, 2012, the outstanding principal and accrued interest of the convertible promissory note was $58,466.

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

Aggregate future maturities of notes payable at December 31, 2012 are as follows:

2013	$ 304,206

NOTE E – COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Operating Leases

The Company leases certain office facilities used in its operations under non-cancelable operating leases which will expire in 2019. Future minimum lease payments required at December 31, 2012 under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2013	$ 208,698
2014	230,002
2015	249,571
2016	224,098
2017	221,782
Thereafter	443,564
$ 1,577, 715

Rental expense for all operating leases for the years ended December 31, 2012 and 2011 was approximately $237,114 and $247,942, respectively.

The Company’s long-term non-cancelable operating lease includes scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the straight-line method over the term of the lease.

The Company had recorded a deferred credit of $22,179 at December 31, 2012, which is reflected in Other Long-term Liabilities on the Balance Sheet to reflect the net excess of rental expense over cash payments since inception of the lease. In addition to the base rent payments the Company pays a monthly allocation of the building’s operating expenses.

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

NOTE F — INCOME TAXES

The Company’s effective income tax rate on net loss differed from the federal statutory rate of 34% as follows at December 31:

	2012	2011
Income taxes benefit at federal statutory rate	$ (64,000)	$ 22,000
Tax effect of state income taxes benefit	(8,000)	3,000
Change in valuation allowance	56,000	(378,000)
Nondeductible expenses	1,000	2,000
Other	15,000	351,000
Total tax expense	$ -	$ -

The components of deferred income tax assets were as follows at December 31:

	2012	2011
Deferred income tax assets
Basis difference in property and equipment and intangible assets	$ 281,000	$ 311,000
Deferred revenue	76,000	67,000
Net operating loss	999,000	945,000
Deferred compensation and other	14,000	(9,000)
Valuation allowance	(1,370,000)	(1,314,000)
Net deferred income tax asset	-	-
Change in valuation allowance	$ 56,000	$ (378,000)

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2012, the Company has a net operating loss carry forward of approximately $999,000 that will expire at various dates through 2032. Because this carry forward can only be used to offset future taxable income of the Company, management has provided a valuation allowance until it is more likely than not that taxable income will be generated.

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

NOTE G — COMMON STOCK

Employee stock options for 140,000 shares of the Company’s common stock were exercised in March 2012 for $420.  Employee stock options for 725,697 and 400,000 shares of the Company’s common stock were exercised in May 2011 for $7,256 and December 2011 for $1,200, respectively.

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

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10 requires that an entity disclose the fair value of financial instruments for which it is practicable to estimate the value. The Company considers the carrying value of certain financial instruments on the balance sheets, including cash, accounts receivable, and other assets to be reasonable estimates of fair value.  At December 31, 2012 and 2011, the carrying amount of the Company’s liabilities for corporate borrowings and other obligations was $2,051,362 and $1,929,616, respectively, and the fair value was estimated to be approximately $128,000 and $189,000, respectively.  These amounts are based on the present value of estimated future cash outflows which is discounted based on the risk of nonperformance due to the uncertainty of the Company’s ability to continue as a going concern.

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

NOTE J – CONCENTRATIONS

During the year ended December 31, 2012, the Company had two customers that each comprised approximately 11% and 9% of total revenues, respectively.  During the year ended December 31, 2011these two customers each comprised approximately 9% and 17% of total revenues, respectively.

NOTE K – OTHER INCOME

The year 2011 includes $37,268, representing certain excess telecommunication taxes and fees for which the Company filed refund requests with the appropriate state agencies.  These refunds were received in 2012.

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

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model.  In addition to the exercise and grant date prices of the options, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2012	2011
Risk free interest rate	2.04%	.71%
Expected lives (in years)	5	5
Expected volatility	187%	163%
Dividend yield	0%	0%

The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and the effect on basic and diluted earnings per share for the years ended December 31:

	2012	2011

Stock-based compensation expense	$ 3,411	$ 2,558
Impact on income per share:
Basic	$ -	$ -
Assuming dilution	$ -	$ -

At December 31, 2012 there was $4,863 of unrecognized stock-based compensation that is expected to be recognized as an expense over a weighted-average period of 5.6 years.

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