Form 10-Q
period 2013-03-31
FULLNET COMMUNICATIONS INC
filed 2013-05-15
CIK 1092570

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 13, 2013, 9,118,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — March 31, 2013 (Unaudited) and December 31, 2012 (Derived from Audited Statements)	3

Condensed Consolidated Statements of Operations — Three months ended March 31, 2013 and 2012 (Unaudited)	4

Condensed Consolidated Statement of Stockholders’ Deficit — Three months ended March 31, 2013 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows — Three months ended March 31, 2013 and 2012 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	26

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

		DECEMBER 31,
	MARCH 31,	2012
	2013	(Derived from
	(Unaudited)	Audited Statements)
ASSETS
CURRENT ASSETS
Cash	$15,068	$10,847
Accounts receivable, net	44,626	44,311
Prepaid expenses and other current assets	8,784	6,403

Total current assets	68,478	61,561

PROPERTY AND EQUIPMENT, net	57,141	61,299

OTHER ASSETS	5,250	5,250

TOTAL	$130,869	$128,110

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$487,872	$482,286
Accrued and other liabilities, current portion	278,693	223,128
Notes payable, current portion	298,011	304,206
Deferred revenue	206,984	198,837

Total current liabilities	1,271,560	1,208,457

ACCRUED AND OTHER LIABILITIES, less current portion	849,226	842,905

Total liabilities	2,120,786	2,051,362

STOCKHOLDERS’ DEFICIT
Common stock — $.00001 par value; authorized, 10,000,000 shares; issued and outstanding, 9,118,161 shares in 2013 and 2012	91	91
Additional paid-in capital	8,417,986	8,417,050
Accumulated deficit	(10,407,994)	(10,340,393)

Total stockholders’ deficit	(1,989,917)	(1,923,252)

TOTAL	$130,869	$128,110

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2013	March 31, 2012
REVENUES
Access service revenues	$34,406		$49,282
Co-location and other revenues	358,539		381,828

Total revenues	392,945		431,110

OPERATING COSTS AND EXPENSES
Cost of access service revenues	32,935		39,010
Cost of co-location and other revenues	86,644		87,873
Selling, general and administrative expenses	328,974		326,097
Depreciation and amortization	6,606		8,931

Total operating costs and expenses	455,159		461,911

LOSS FROM OPERATIONS	(62,214)		(30,801)

INTEREST EXPENSE	(5,387)		(5,801)

LOSS before income taxes	(67,601)		(36,602)

Income tax benefit	-		-

NET LOSS	$(67,601)		$(36,602)

Net loss per common share
Basic	$(.01)	$	NIL

Assuming dilution	$(.01)	$	NIL

Weighted average common shares outstanding
Basic	9,118,161		8,996,828

Assuming dilution	9,797,278		8,996,828

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Three Months Ended March 31, 2013

	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance at January 1, 2013	9,118,161	$91	$8,417,050	$(10,340,393)	$(1,923,252)

Stock compensation expense	—	—	936	—	936

Net loss	—	—	—	(67,601)	(67,601)

Balance at March 31, 2013	9,118,161	$91	$8,417,986	$(10,407,994)	$(1,989,917)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(67,601)	$(36,602)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	6,606	8,931
Stock compensation	936	798
Provision for uncollectible accounts receivable	5,120	4,314
Net (increase) decrease in
Accounts receivable	(5,435)	28,872
Prepaid expenses and other current assets	(2,381)	(6,669)
Net increase (decrease) in
Accounts payable	5,586	(21,674)
Accrued and other liabilities	61,886	33,505
Deferred revenue	8,147	(6,264)

Net cash provided by operating activities	12,864	5,211

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,448)	(1,907)

Net cash used in investing activities	(2,448)	(1,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(6,195)	(5,835)
Proceeds from exercise of stock options	-	420

Net cash used in financing activities	(6,195)	(5,415)

NET INCREASE (DECREASE) IN CASH	4,221	(2,111)

Cash at beginning of period	10,847	10,987

Cash at end of period	$15,068	$8,876

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$5,441	$5,801

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2012.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2013.  Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.

2.	MANAGEMENT’S PLANS

At March 31, 2013, current liabilities exceed current assets by $1,203,082. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. The Company is in default on a secured promissory note and a convertible promissory note (see Note 8 — Notes Payable). These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

The Company’s business plan includes, among other things, expansion through mergers and acquisitions and the development of its web hosting, co-location, traditional telephone services and advanced voice and data solutions. Execution of the Company’s business plan will require significant capital to fund capital expenditures, working capital needs and debt service. Current cash balances will not be sufficient to fund the Company’s current business plan beyond the next few months. As a consequence, the Company is currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. The Company continues to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund the Company’s liquidity. In addition, the Company has entered into discussions with certain creditors pursuant to which the Company will seek to exchange between $900,000 and $1.0 million of liabilities for preferred stock.  There can be no assurance that the Company will be able to exchange any liabilities for preferred stock or obtain additional capital on satisfactory terms, or at all, or on terms that will not dilute the shareholders’ interests.

3.	USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

4.	INCOME PER SHARE

Income per share — basic is calculated by dividing net income by the weighted average number of shares of stock outstanding during the period, including shares issuable without additional consideration. Income per share — assuming dilution is calculated by dividing net income by the weighted average number of shares outstanding during the period adjusted for the effect of dilutive potential shares calculated using the treasury stock method.

	Three Months Ended
	March 31, 2013	March 31, 2012
Numerator:
Net loss	$(67,601)		$(36,602)
Denominator:
Weighted average common shares and share equivalents outstanding — basic	9,118,161		8,996,828
Weighted average common shares and share equivalents outstanding — assuming dilution	9,797,278		8,996,828

Net loss per common share — basic	$(.01)	$	NIL

Net loss per common share — assuming dilution	$(.01)	$	NIL

Basic and diluted loss per share were the same for the three months ended March 31, 2013 and 2012 because there was a net loss for the period.

Stock options exercisable for the purchase of 1,446,550 and 1,292,116 common stock shares, respectively, at exercise prices ranging from $.003 to $.09 per share were outstanding for the three months ended March 31, 2013 and 2012, but were not included in the calculation of net loss per share – assuming dilution because there was a net loss for the period.

Warrants exercisable for the purchase of 565,000 common stock shares at exercise prices ranging from $.003 to $.01 per share were outstanding for the three months ended March 31, 2013 and warrants exercisable for the purchase of 591,000 common stock shares at exercise prices ranging from $.003 to $.13 per share were outstanding for the three months ended March 31, 2012, but were not included in the calculation of net loss per share – assuming dilution because there was a net loss for the period.

A convertible promissory note convertible into 107,843 common stock shares at a conversion price of $.51 per share (see Note 8 – Notes Payable) was outstanding for the three months ended March 31, 2013 and 2012, but was not included in the calculation of net loss per share – assuming dilution because there was a net loss for the period.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2013	December 31, 2012

Accounts receivable	$266,708	$261,273
Less allowance for doubtful accounts	(222,082)	(216,962)

	$44,626	$44,311

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2013	December 31, 2012

Computers and equipment	$1,529,618	$1,527,170
Leasehold improvements	991,749	991,749
Software	57,337	57,337
Furniture and fixtures	31,821	31,821

	2,610,525	2,608,077
Less accumulated depreciation	(2,553,384)	(2,546,778)

	$57,141	$61,299

Depreciation expense for the three months ended March 31, 2013 and 2012 was $6,606 and $8,931, respectively.

7.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	March 31, 2013	December 31, 2012

Accrued interest	$4,067	$4,121
Accrued deferred compensation	854,878	846,718
Accrued unused vacation and sick leave	119,222	117,359
Accrued other liabilities	149,752	97,835

	1,127,919	1,066,033

Less current portion	278,693	223,128

	$849,226	$842,905

All of the Company’s executive officers have voluntarily agreed to defer a portion of their compensation. This compensation is vested.  The Company’s top three executive officers have employment agreements which contain a “Change in Control” provision which provides for the immediate lump sum payment of their accrued deferred compensation in the event of a qualifying event.  Accrued deferred compensation subject to this provision totaled approximately $628,037 and $620,406 at March 31, 2013 and December 31, 2012, respectively.

8.	NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2013	December 31, 2012

Convertible promissory note; interest at 12.5% of face amount, payable quarterly; this note is unsecured and matured in November 2003 (convertible into approximately 107,843 shares at March 31, 2013 and December 31, 2012) (1)	$55,000	$55,000

Secured promissory note from a shareholder; interest at 6%, required monthly installments of interest only through December 30, 2010, then required monthly installments of $3,301 including principal and interest; matured at December 30, 2011; secured by all tangible and intangible assets of the Company (2)	243,011	249,206

	298,011	304,206

Less current portion	298,011	304,206

	$-	$-

(1)

This convertible promissory note matured in November 2003.  The Company has been unable to pay this note and has been making quarterly interest payments.  The Company has not negotiated an extension of this note and the lender has not made any demands for payment of the outstanding balance of this note. The Company is currently developing a plan to satisfy this note.  At March 31, 2013, the outstanding principal and accrued interest of the convertible promissory note was $58,428.

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

This secured promissory note matured on December 30, 2011.  The Company continues to make monthly principal and interest payments.  The note holder has not made any demands for payment of the outstanding balance of this note.  At March 31, 2013, the outstanding principal and accrued interest of the secured promissory note was $243,650.

9.	COMMON STOCK OPTIONS AND WARRANTS

The following table summarizes the Company’s employee stock option activity for the three months ended March 31, 2013:

	Three Months Ended	Weighted Average
	March 31, 2013	Exercise Price
Options outstanding, beginning of the period	1,404,550	$.034

Options granted during the period	42,000	.030

Options outstanding, end of the period	1,446,550	$.034

The Company records compensation cost for new and modified awards over the related vesting period of such awards prospectively.

The following table summarizes the Company’s common stock purchase warrant and non-employee stock option activity for the three months ended March 31, 2013:

	Three Months Ended	Weighted Average
	March 31, 2013	Exercise Price
Warrants and non-employee stock options outstanding, beginning and end of the period	565,000	$.005

10.	COMMON STOCK

Employee stock options for 140,000 shares of the Company’s common stock were exercised in March 2012 for $420.

The Company is obligated to issue additional shares of stock to the holder of a secured promissory note in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note (see Note 8 — Notes Payable). During the three months ended March 31, 2013, no shares were issued by the Company at less than $.50 per share.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10 requires that an entity disclose the fair value of financial instruments for which it is practicable to estimate the value. The Company considers the carrying value of certain financial instruments on the balance sheets, including cash, accounts receivable, and other assets to be reasonable estimates of fair value. At March 31, 2013 and December 31, 2012, the carrying amount of the Company’s liabilities for corporate borrowings and other obligations was $2,120,786 and $2,051,362, respectively, and the fair value was estimated to be approximately $131,000 and $128,000, respectively. These amounts are based on the present value of estimated future cash outflows which is discounted based on the risk of nonperformance due to the uncertainty of the Company’s ability to continue as a going concern.

12.	CERTAIN RELATIONSHIPS

The Company has an operating lease for certain equipment which is leased from one of its shareholders whose parent company holds a $243,011 secured promissory note (see Note D — Notes Payable). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company has been unable to make the month-to-month payments.  In January and November 2006, the Company agreed to extend the expiration date on common stock purchase warrants exercisable for the purchase of 425,000 and 140,000common stock shares, respectively, for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease.  In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income.  The lessor also agreed to accept payments of $499 per month on the balance owed.  In January 2009,   December 2009 and December 2012, the Company agreed to extend the expiration date on common stock purchase warrants exercisable for the purchase of 425,000, 140,000 and 140,000 common stock shares, respectively, for the lessor in return for a credit of $3,445, $773 and $3,274, respectively, on the operating lease.  At March 31, 2013 and December 31, 2012 the Company had recorded $253,169 in unpaid lease payments.  The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has been unable to make all of the required payments pursuant to the terms of the September 2007 agreement.  The lessor has not made any formal demands for payment or instituted collection action; however the Company is in discussions with the lessor to restructure this liability.

13.	CONCENTRATIONS

During the three months ended March 31, 2013, the Company had two customers that each comprised approximately 10% and 8% of total revenues, respectively.  During the three months ended March 31, 2012, these two customers each comprised approximately 9% and 11% of total revenues, respectively.

14.	EMPLOYEE BENEFIT PLANS

The Company offers a SIMPLE IRA plan for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. Under the plan, the Company matches employee contributions to the plan up to 3% of the employee’s salary. The Company made matching contributions of $761 and $854, respectively, during the quarters ended March 31, 2013 and 2012.

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

The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission and concluded that no subsequent events have occurred that require adjustment to or disclosure in this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our 2012 Annual Report on Form 10-K and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2012 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”) and FullWeb, Inc. (“FullWeb”).

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

Our current business strategy is to become a successful integrated communications provider in Oklahoma. We expect to grow through the acquisition of additional customers for our carrier-neutral co-location space, traditional telephone services and advanced voice and data solutions.

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services as well as advanced voice and data solutions. At March 31, 2013 FullTel provided us with local telephone access in approximately 232 cities.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013		March 31, 2012
	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$34,406	8.8%	$49,282	11.4%
Co-location and other revenues	358,539	91.2	381,828	88.6

Total revenues	392,945	100.0	431,110	100.0

Cost of access service revenues	32,935	8.4	39,010	9.0
Cost of co-location and other revenues	86,644	22.0	87,873	20.4
Selling, general and administrative expenses	328,974	83.7	326,097	75.6
Depreciation and amortization	6,606	1.7	8,931	2.1

Total operating costs and expenses	455,159	115.8	461,911	107.1

Loss from operations	(62,214)	(15.8)	(30,801)	(7.1)

Interest expense	(5,387)	(1.4)	(5,801)	(1.4)

Net loss	$(67,601)	(17.2)%	$(36,602)	(8.5)%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

Access service revenues decreased $14,876 or 30.2% to $34,406 for the 2013 1st Quarter from $49,282 for the same period in 2012 primarily due to a decline in the number of customers.

Co-location and other revenues decreased $23,289 or 6.1% to $358,539 for the 2013 1st Quarter from $381,828 for the same period in 2012.   This decrease was primarily attributable to a reduction in services to one customer of approximately $20,000 in addition to a decline in the number of traditional phone service customers resulting in a decrease of approximately $14,299.  These decreases were  offset by the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $6,075 or 15.6% to $32,935 for the 2013 1st Quarter from $39,010 for the same period in 2012. This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 95.7% during the 2013 1st Quarter, compared to 79.2%

during the same period in 2012.

Cost of co-location and other revenues decreased $1,229 or 1.4% to $86,644 for the 2013 1st Quarter from $87,873 for the same period in 2012 primarily related to reductions in costs of servicing our traditional phone service customers due to a reduction in the number of customers utilizing that service.  Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 24.2% during the 2013 1st Quarter, compared to 20.4% during the same period in 2012.

Selling, general and administrative expenses increased $2,877 or .9% to $328,974 for the 2013 1st Quarter compared to $326,097 for the same period in 2012.   This increase was primarily related to increases in advertising expenses.  Selling, general and administrative expenses as a percentage of total revenues increased to 83.7% during the 2013 1st Quarter from 75.6% during the same period in 2012.

Depreciation and amortization expense decreased $2,325 or 26.0% to $6,606 for the 2013 1st Quarter compared to $8,931 for the same period in 2012 primarily related to several assets reaching full depreciation.

Interest Expense

Interest expense remained relatively the same at $5,387 for the 2013 1st Quarter compared to $5,801 for the same period in 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had $15,068 in cash and $1,271,560 in current liabilities, including $206,984 of deferred revenues that will not require settlement in cash.

At March 31, 2013 and December 31, 2012, we had working capital deficits of $1,203,082 and  $1,146,896, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of March 31, 2013, of the $234,704 we owed to our trade creditors $129,754 was past due. We have no formal agreements regarding payment of these amounts. At March 31, 2013, a temporary rent deferral totaling $76,722 was payable to our landlord.  The terms of the temporary rent deferral require it to be repaid over a period of 36 months beginning February 1, 2013, at the rate of $2,315.78 per month.  At March 31, 2013, $253,169 payable under a matured lease obligation was outstanding.  The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.  At March 31, 2013, we had outstanding principal and accrued interest owed on a matured convertible promissory note totaling $58,428.  We have been making quarterly interest payments on this note and the lender has not made any demands for payment of the principal amount of this note.  At March 31, 2013 we had outstanding principal and accrued interest owed on a matured secured promissory note totaling $243,650.  We have been making monthly principal and interest payments on this note and the lender has not made any demands for payment of the outstanding balance of this note.

In addition, during the three months ended March 31, 2013, we had two customers that each comprised approximately 10% and 8% of total revenues, respectively.  During the three months ended March 31, 2012, these two customer each comprised approximately 9% and 11% of total revenues, respectively.

Cash flow for the periods ending March 31, 2013 and 2012 consist of the following.

	For the Periods Ended March 31,
	2013	2012
Net cash flows provided by operations	$12,864	$5,211
Net cash flows used in investing activities	(2,448)	(1,907)
Net cash flows used in financing activities	(6,195)	(5,415)

Cash used for the purchase of equipment was $2,448 and $1,907, respectively for the three months ended March 31, 2013 and 2012.

Cash used for principal payments on notes payable was $6,195 and $5,835, respectively for the three months ended March 31, 2013 and 2012.  Cash provided by the exercise of stock options was $420 for the three months ended March 31, 2012.

The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, and debt service. Our principal capital expenditure requirements will include:

•	mergers and acquisitions and

•	further development of operations support systems and other automated back office systems

Because our cost of developing new networks and services, funding other strategic initiatives, and operating our business depend on a variety of factors (including, among other things, the number of customers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will materially vary from expected amounts and these variations are likely to increase our future capital requirements. Our current cash balances will not be sufficient to fund our current business operations beyond a few months. As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity needs. In addition, we have entered into discussions with certain creditors pursuant to which we will seek to exchange between $900,000 and $1.0 million of liabilities for preferred stock. There is no assurance that we will be able to exchange any liabilities for preferred stock or obtain additional capital on satisfactory terms or at all or on terms that will not dilute our shareholders’ interests.

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

Financing Activities

We have a secured promissory note from a shareholder which required monthly installments of interest only through December 30, 2010 then monthly installments of $3,301 including principal and interest which matured December 30, 2011 and is secured by all of our tangible and intangible assets (see Note 8 — Notes Payable to our financial statements, above). We agreed to issue additional shares of stock to the note holder in the event that any additional shares are issued at less than $.50 per share, excluding employee stock options, prior to the payment in full of the secured promissory note. We have been unable to pay this note and have been making monthly principal and interest payments.  At March 31, 2013, the outstanding principal and accrued interest of the secured promissory note was $243,650.

We have an operating lease for certain equipment which is leased from one of our shareholders whose parent company holds a $243,011 secured promissory note (see Note 8 — Notes Payable to our financial statements, above). The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, we were allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. We have been unable to make the month-to-month payments. In January and November 2006, we agreed to extend the expiration date on common stock purchase warrants exercisable for the purchase of 425,000 and 140,000 common stock shares, respectively, for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease.  In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income. The lessor also agreed to accept payments of $499 per month on the balance owed. In January 2009, December 2009 and December 2012, we agreed to extend the expiration date on common stock purchase warrants exercisable for the purchase of 425,000, 140,000 and 140,000 common stock shares, respectively, for the lessor in return for a credit of $3,445, $773 and $3,274, respectively, on the operating lease.  At March 31, 2013 and December 31, 2012 we had recorded $253,169 in unpaid lease payments. The loss of this equipment would have a material adverse effect on our business, financial condition and results of operations. We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. The lessor has not made any formal demands for payment or instituted collection action; however we are in discussions with the lessor to restructure this liability.

We have a convertible promissory note that matured in November 2003. We have been unable to pay this note and have been making quarterly interest payments.  The lender has not made any demands for payment of the outstanding balance of this note.  At March 31, 2013, the outstanding principal and accrued interest of the convertible promissory note was $58,428.

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

Access service revenues are recognized on a monthly basis over the life of each contract as services are provided. Contract periods range from monthly to yearly. Carrier-neutral telecommunications co-location revenues, traditional telephone services and advanced voice and data services are recognized on a monthly basis over the life of the contract as services are provided. Revenue that is received in advance of the services provided is deferred until the services are provided by us. Revenue related to set up charges is also deferred and amortized over the life of the contract. We classify certain taxes and fees billed to customers and remitted to governmental authorities on a net basis in revenue.

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

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

We are in default on a secured promissory note that matured in December 2011.  This note bears interest at 6% and is secured by all of our tangible and intangible assets.  We have been unable to pay this note and have been making monthly principal and interest payments.  The lender has not made any demands for payment of the outstanding balance of this note.  At March 31, 2013, the outstanding principal and accrued interest of the secured promissory note was $243,650.

We are in default on a convertible promissory note that matured in November 2003. This note bears interest at 12.5% per annum and is convertible into approximately 107,843 shares of our common stock. We have been unable to pay this note and have been making quarterly interest payments.  The lender has not made any demands for payment of the outstanding balance of this note.  At March 31, 2013, the outstanding principal and accrued interest of the convertible promissory note was $58,428.

Item 5. Other Information

During the three months ended March 31, 2013 all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: May 15, 2013	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: May 15, 2013	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy J. Kilkenny, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2013 of FullNet Communications, Inc.;

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

Date: May 15, 2013

/s/ Timothy J. Kilkenny, Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Roger P. Baresel, certify that:.

1.	I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2013 of FullNet Communications, Inc.;

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

Date: May 15, 2013

/s/ Roger P. Baresel, President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2013 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2013	/s/ Timothy J. Kilkenny,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2013 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2013	/s/ Roger P. Baresel,
President and Chief Financial and
Accounting Officer

 _____________________________________