Form 10-Q
period 2013-06-30
FULLNET COMMUNICATIONS INC
filed 2013-08-14
CIK 1092570

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 12, 2013, 9,118,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — June 30, 2013 (Unaudited) and December 31, 2012 (Derived from Audited Statements)	3

Condensed Consolidated Statements of Operations — Three and Six months ended June 30, 2013 and 2012 (Unaudited)	4

Condensed Consolidated Statement of Stockholders’ Deficit — Six months ended June 30, 2013 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows — Six months ended June 30, 2013 and 2012 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	27

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

		DECEMBER 31,
	JUNE 30,	2012
	2013	(Derived from
	(Unaudited)	Audited Statements)
ASSETS
CURRENT ASSETS
Cash	14,125	10,847
Accounts receivable, net	54,524	44,311
Prepaid expenses and other current assets	14,070	6,403

Total current assets	82,719	61,561

PROPERTY AND EQUIPMENT, net	54,485	61,299

OTHER ASSETS	5,250	5,250

TOTAL	142,454	128,110

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	137,441	482,286
Accrued and other current liabilities, current portion	207,162	281,808
Notes payable current	26,035	304,206
Deferred revenue	218,033	198,837

Total current liabilities	588,671	1,267,137

ACCRUED AND OTHER LIABILITIES, less current portion	244,269	784,225
NOTES PAYABLE, less current portion	261,977	-

Total liabilities	1,094,917	2,051,362

STOCKHOLDERS’ DEFICIT
Preferred stock — $.001 par value; authorized, 10,000,000 shares; Series A convertible issued and outstanding, 987,102 and no shares in 2013 and 2012, respectively	987	-
Common stock — $.00001 par value; authorized, 40,000,000 and 10,000,000 shares in 2013 and 2012, respectively; issued and outstanding, 9,118,161 shares in 2013 and 2012	91	91
Additional paid-in capital	9,116,838	8,417,050
Accumulated deficit	(10,070,379)	(10,340,393)

Total stockholders’ deficit	(952,463)	(1,923,252)

TOTAL	142,454	128,110

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
REVENUES
Access service revenues	31,889	42,039	66,295	91,321
Co-location and other revenues	378,472	330,699	737,011	712,527

Total revenues	410,361	372,738	803,306	803,848

OPERATING COSTS AND EXPENSES
Cost of access service revenues	23,073	29,604	56,008	68,614
Cost of co-location and other revenues	90,234	89,267	176,878	177,140
Selling, general and administrative expenses	342,700	297,411	671,673	623,509
Depreciation and amortization	5,841	8,716	12,448	17,646

Total operating costs and expenses	461,848	424,998	917,007	886,909

LOSS FROM OPERATIONS	(51,487)	(52,260)	(113,701)	(83,061)

GAIN ON TROUBLED DEBT RESTRUCTURING	394,822	-	394,822	-
INTEREST EXPENSE	(5,720)	(5,605)	(11,107)	(11,406)

INCOME (LOSS) before income taxes	337,615	(57,865)	270,014	(94,467)

Income tax expense (benefit)	-	-	-	-

NET INCOME (LOSS)	337,615	(57,865)	270,014	(94,467)

Preferred stock dividends	-	-	-	-
Net income (loss) available to common stockholders	337,615	(57,865)	270,014	(94,467)

Net income (loss) per share —basic	.04	(.01)	.03	(.01)

Net income (loss) per share — assuming dilution	.03	(.01)	.02	(.01)

Weighted average shares outstanding — basic	9,118,161	8,978,161	9,118,161	9,057,155

Weighted average shares outstanding — assuming dilution	10,288,031	8,978,161	10,011,511	9,057,461

		9

See accompanying notes to condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Six Months Ended June 30, 2013

					Additional
	Preferred stock		Common stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2013	—	—	9,118,161	91	8,417,050	(10,340,393)	(1,923,252)

Stock compensation expense	—	—	—	—	22,121	—	22,121

Troubled debt restructuring	987,102	987	—	—	677,667	—	678,654

Net income	—	—	—	—	—	270,014	270,014

Balance at June 30, 2013	987,102	987	9,118,161	91	9,116,838	(10,070,379)	(952,463)

See accompanying notes to the condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	270,014	(94,467)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	12,448	17,646
Stock compensation	22,121	1,592
Provision for uncollectible accounts receivable	10,281	4,821
Gain on troubled debt restructuring	(394,822)	-
Net (increase) decrease in
Accounts receivable	(20,494)	48,824
Prepaid expenses and other current assets	(7,667)	4,273
Net increase (decrease) in
Accounts payable	45,496	29,185
Accrued and other liabilities	63,533	17,587
Deferred revenue	19,196	(13,038)

Net cash provided by operating activities	20,106	16,423

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,634)	(8,669)

Net cash used in investing activities	(5,634)	(8,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(11,194)	(11,758)
Proceeds from exercise of stock options	-	420

Net cash used in financing activities	(11,194)	(11,338)

Net increase (decrease) in cash	3,278	(3,584)
Cash at beginning of period	10,847	10,987

Cash at end of period	14,125	7,403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	9,848	11,513

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

2.

MANAGEMENT’S PLANS

At June 30, 2013 current liabilities exceed current assets by $505,952. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

4.

INCOME (LOSS) PER SHARE

Income (loss) per share — basic is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of stock outstanding during the period. Income per share — assuming dilution is calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period adjusted for the effect of dilutive potential shares calculated using the treasury stock method.

Schedule of Income (Loss) Per Share
	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Net income (loss)	$337,615	$(57,865)	$270,014	$(94,467)
Denominator:
Weighted average shares outstanding - basic	9,118,161	8,978,161	9,118,161	9,057,155
Effect of dilutive stock options	530,264	-	346,464	306
Effect of dilutive warrants	639,606	-	546,886	-
Effect of dilutive convertible preferred stock	-	-	-	-

Weighted average shares outstanding - assuming dilution	10,288,031	8,978,161	10,011,511	9,057,461

Net income (loss) per share - basic	$.04	$(.01)	$.03	$(.01)

Net income (loss) per share - assuming dilution	$.03	$(.01)	$.02	$(.01)

Basic and diluted income (loss) per share were the same for the three and six months ended June 30, 2012 because there was a net loss for each period.

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive for the periods are as follows:

Schedule of Antidilutive Securities Excluded from Computation of Income (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Stock options	219,368	1,187,116	219,368	1,187,116
Warrants and non-employee stock options	-	154,000	-	154,000
Convertible promissory note	-	107,843	-	107,843
Convertible preferred stock	987,102	-	987,102	-
	1,201,836	1,448,959	1,201,836	1,448,959

5.

ACCOUNTS RECEIVABLE

Schedule of Accounts Receivable

	June 30, 2013	December 31, 2012

Accounts receivable	$281,767	$261,273
Less allowance for doubtful accounts	(227,243)	(216,962)

	$54,524	$44,311

6.

PROPERTY AND EQUIPMENT

Schedule of Property and Equipment

	June 30, 2013	December 31, 2012

Computers and equipment	$1,532,804	$1,527,170
Leasehold improvements	991,749	991,749
Software	57,337	57,337
Furniture and fixtures	31,821	31,821

	2,613,711	2,608,077
Less accumulated depreciation	(2,559,226)	(2,546,778)

	$54,485	$61,299

Depreciation expense for the three months ended June 30, 2013 and 2012 was $5,841 and $8,376, respectively.

Depreciation expense for the six months ended June 30, 2013 and 2012 was $12,448 and $17,307, respectively.

7.

ACCRUED AND OTHER CURRENT LIABILITIES

Schedule of Accrued and Other Current Liabilities

	June 30, 2013	December 31, 2012

Accrued deferred compensation	$183,728	$846,718
Accrued unused vacation and sick leave	121,299	117,359
Accrued other liabilities	146,404	101,956

	451,431	1,066,033

Less current portion	207,162	281,808

	$244,269	$784,225

All of the Company’s executive officers have voluntarily agreed to defer a portion of their compensation.  This compensation is vested.  The Company’s top three executive officers have employment agreements which contain a “Change in Control” provision which provides for the immediate lump sum payment of their accrued deferred compensation in the event of a qualifying event.  Accrued deferred compensation subject to this provision totaled approximately $140,547 and $620,406 at June 30, 2013 and December 31, 2012, respectively.

8.

NOTES PAYABLE

Schedule of Notes Payable

	June 30, 2013	December 31, 2012
Convertible promissory note; interest at 12.5% of face amount, payable quarterly; this note is unsecured and matured in November 2003 (convertible into approximately 107,843 shares at December 31, 2012) (1)	$-	$55,000
Secured promissory note from a shareholder; interest at 6%, required monthly installments of interest only through December 30, 2010, then required monthly installments of $3,301 including principal and interest; matured at December 30, 2011; secured by all tangible and intangible assets of the Company (2)	-	249,206
Secured exchange promissory note from a shareholder; interest rate of 6% through December 31, 2014, 7% through December 31, 2015, 8% through December 31, 2016, 8.5% through December 31, 2017, and 9% through May 31, 2018, with fixed monthly payments of $3,300.64 through the Maturity Date, at which time the remaining balance of principal and all accrued interest shall be due and payable; matures May 31, 2018; secured by all tangible and intangible assets of the Company (2)(3)	238,012	-
Secured exchange promissory note; interest at 6%, requires monthly installments of interest only through May 31, 2014, then requires monthly installments of $600 including principal and interest; matures May 31, 2023; secured by certain equipment of the Company (4)	50,000	-

	288,012	304,206

Less current portion	26,035	304,206

	$261,977	$-

(1)

This convertible promissory note matured in November 2003.  On June 3, 2013, the Company issued 59,634 shares of its Series A Convertible Preferred Stock, in complete satisfaction of the outstanding principal and accrued interest due on this note of $59,634.

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

This secured promissory note matured on December 30, 2011.  The Company continued to make monthly principal and interest payments.  At May 31, 2013, the outstanding principal and accrued interest of the secured promissory note was $239,504.

(3)

On May 31, 2013, the Company issued this secured exchange promissory note in exchange for the existing secured convertible promissory note with a balance due, including accrued interest, of $239,504, which had matured on December 30, 2011.

(4)

On May 31, 2013, the Company issued this secured exchange promissory note and on June 3, 2013, issued 203,169 shares of its Series A Convertible Preferred Stock, in complete satisfaction of the balance due in the amount of $253,169 on an operating lease for certain equipment which was leased from one of its shareholders whose parent company holds a $238,012 secured exchange promissory note. The original lease was dated November 21, 2001 and the terms were $6,088 per month for 12 months with a fair market purchase option at the end of the lease. Upon default on the lease, the Company was allowed to continue leasing the equipment on a month-to-month basis at the same monthly rate as the original lease. The Company was unable to make the month-to-month payments.  In January and November 2006, the Company agreed to extend the expiration date on common stock purchase warrants exercisable for the purchase of 425,000 and 140,000common stock shares, respectively, for the lessor in return for a credit of $17,960 and $3,940, respectively, on the operating lease.  In September 2007, the lessor agreed to cease the monthly lease payments effective January 1, 2007 which generated a total of $54,795 of forgiveness of debt income.  The lessor also agreed to accept payments of $499 per month on the balance owed.  In January 2009, December 2009 and December 2012, the Company agreed to extend the expiration date on common stock purchase warrants exercisable for the purchase of 425,000, 140,000 and 140,000 common stock shares, respectively, for the lessor in return for a credit of $3,445, $773 and $3,274, respectively, on the operating lease.  At May 30, 2013 and December 31, 2012 the Company had recorded $253,169 in unpaid lease payments.  The loss of this equipment would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company had been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. This secured exchange promissory note is secured by the equipment leased by the Company pursuant to the aforementioned operating lease.   Upon payment of the balance due on this secured exchange promissory note title of the equipment will be transferred to the Company free and clear of all liens and encumbrances.

9.

COMMON STOCK OPTIONS AND WARRANTS

Schedule of Employee Stock Option Activity

	Three Months Ended June 30, 2013	Weighted Average Exercise Price	Six Months Ended June 30, 2013	Weighted Average Exercise Price

Options outstanding, beginning of the period	1,446,550	$.034	1,404,550	$.034

Options granted during the period	1,248,348	.020	1,290,348	.020

Options canceled, expired and forfeited during the period	(876,848)	.039	(876,848)	.039

Options outstanding, end of the period	1,818,050	$.021	1,818,050	$.021

The Company records compensation cost for new and modified awards over the related vesting period of such awards prospectively.

Schedule of Common Stock Purchase Warrant and Non-employee Stock Option Activity

	Three Months Ended June 30, 2013	Weighted Average Exercise Price	Six Months Ended June 30, 2013	Weighted Average Exercise Price
Warrants and non-employee stock options outstanding, beginning of the period	565,000	$.005	565,000	$.005

Warrants and non-employee stock options granted during the period	250,000	.003	250,000	.003

Warrants and non-employee stock options outstanding, end of the period	815,000	.004	815,000	.004

10.

COMMON STOCK

Stock options for 140,000 shares of the Company’s common stock were exercised in March 2012 for $420.

11.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10 requires that an entity disclose the fair value of financial instruments for which it is practicable to estimate the value. The Company considers the carrying value of certain financial instruments on the balance sheets, including cash, accounts receivable, and other assets to be reasonable estimates of fair value. At June 30, 2013 and December 31, 2012, the carrying amount of the Company’s liabilities for corporate borrowings and other obligations was $1,094,917 and $2,051,362, respectively, and the fair value was estimated to be approximately $142,000 and $128,000, respectively. These amounts are based on the present value of estimated future cash outflows which is discounted based on the risk of nonperformance due to the uncertainty of the Company’s ability to continue as a going concern.

12.

CONCENTRATIONS

During the three months ended June 30, 2013, the Company had two customers that each comprised approximately 9% and 8% of total revenues, respectively. During the three months ended June 30, 2012, these two customers each comprised approximately 11% and 9% of total revenues, respectively.  During the six months ended June 30, 2013, the Company had two customers that each comprised approximately 9% and 8% of total revenues, respectively. During the three months ended June 30, 2012, these two customers each comprised approximately 10% and 10% of total revenues, respectively.

13.

EMPLOYEE BENEFIT PLANS

The Company offers a SIMPLE IRA plan for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. Under the plan, the Company matches employee contributions to the plan up to 1% of the employee’s salary.  The Company made matching contributions of $851 and $910, respectively, during the quarters ended June 30, 2013 and 2012. The Company made matching contributions of $1,613 and $1,746, respectively, during the six months ended June 30, 2013 and 2012.

14.

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

15.

GAIN ON TROUBLED DEBT RESTRUCTURING

On June 3, 2013, pursuant to shareholder authorization, the Company issued 987,102 shares of its Series A Convertible Preferred Stock in exchange for $987,102 of the Company’s indebtedness, pursuant to which the Company recognized a gain on troubled debt restructuring of $394,822.  Members of the Company’s management and board of directors accounted for 609,507 shares of the shares issued and $609,507 of the Company’s indebtedness exchanged.  Participation of the Company’s management and board of directors in this exchange was approved by a majority of the Company’s shareholders.

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services as well as advanced voice and data solutions. At June 30, 2013 FullTel provided us with local telephone access in approximately 232 cities.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$31,889	7.8	$42,039	11.3	$66,295	8.3%	$91,321	11.4%
Co-location and other revenues	378,472	92.2	330,699	88.7	737,011	91.7	712,527	88.6

Total revenues	410,361	100.0	372,738	100.0	803,306	100.0	803,848	100.0

Cost of access service revenues	23,073	5.6	29,604	7.9	56,008	7.0	68,614	8.5
Cost of co-location and other revenues	90,234	22.0	89,267	23.9	176,878	22.0	177,140	22.0
Selling, general and administrative expenses	342,700	83.5	297,411	79.8	671,673	83.6	623,509	77.6
Depreciation and amortization	5,841	1.4	8,716	2.3	12,448	1.6	17,646	2.2

Total operating costs and expenses	461,848	112.5	424,998	114.0	917,007	114.2	886,909	110.3

Loss from operations	(51,487)	(12.5)	(52,260)	(14.0)	(113,701)	(14.2)	(83,061)	(10.3)

Gain on troubled debt restructuring	394,822	96.2	-		394,822	49.2	-

Interest expense	(5,720)	(1.4)	(5,605)	(1.5)	(11,107)	(1.4)	(11,406)	(1.4)

Income (loss) before income taxes	337,615	82.3	(57,865)	(15.5)	270,014	33.6	(94,467)	(11.7)

Income tax (benefit)	-	-	-	-	-	-	-	-

Net income (loss)	$337,615	82.3%	$(57,865)	(15.5)%	$270,014	33.6%	$(94,467)	(11.7)%

Preferred stock dividends	-		-		-		-

Net income (loss) available to common stockholders	$337,615	82.3%	$(57,865)	(15.5)%	$270,014	33.6%	$(94,467)	(11.7)%

Three Months Ended June 30, 2013 (the “2013 2nd Quarter”) Compared to Three Months Ended June 30, 2012 (the “2012 2nd Quarter”)

Revenues

Access service revenues decreased $10,150 or 24.1% to $31,889 for the 2013 2nd Quarter from $42,039 for the same period in 2012 primarily due to a decline in number of customers.

Co-location and other revenues increased $47,773 or 14.5% to $378,472 for the 2013 2nd Quarter from $330,699 for the same period in 2012. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service decreased $6,531 or 22.1% to $23,073 for the 2013 2nd Quarter from $29,604 for the same period in 2012.  This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 72.4% during the 2013 2nd Quarter, compared to 70.4% during the same period in 2012.

Cost of co-location and other revenues remained relatively the same at $90,234 for the 2013 2nd Quarter from $89,267 for the same period in 2012.  Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 23.8% during the 2013 2nd Quarter, compared to 27.0% during the same period in 2012.

Selling, general and administrative expenses increased $45,289 or 15.2% to $342,700 for the 2013 2nd Quarter compared to $297,411 for the same period in 2012 primarily related to increases in employee costs of $40,231 and bad debt expense of $5,830.  Selling, general and administrative expenses as a percentage of total revenues increased to 83.5% during the 2013 2nd Quarter from 79.8% during the same period in 2012.

Depreciation and amortization expense decreased $2,875 or 33.0% to $5,841 for the 2013 2nd Quarter compared to $8,716 for the same period in 2012 primarily related to several assets reaching full depreciation.

Gain on Troubled Debt Restructuring

On June 3, 2013, pursuant to shareholder authorization, we issued 987,102 shares of our Series A Convertible Preferred Stock in exchange for $987,102 of our indebtedness, pursuant to which we recognized a gain on troubled debt restructuring of $394,822.  Members of our management and board of directors accounted for 609,507 shares of the shares issued and $609,507 of our indebtedness exchanged.  Participation of our management and board of directors in this exchange was approved by a majority of our shareholders.

Interest Expense

Interest expense remained relatively the same at $5,720 for the 2013 2nd Quarter compared to $5,605 for the same period in 2012.

Six Months Ended June 30, 2013 (the “2013 Period”) Compared to Six Months Ended June 30, 2012 (the “2012 Period”)

Revenues

Access service revenues decreased $11,824 or 13.0% to $66,295 for the 2013 Period from $91,321 for the 2012 Period primarily due to a decline in our number of customers.

Co-location and other revenues increased $24,484 or 3.4% to $737,011 for the 2013 Period from $712,527 for the 2012 Period.  This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $12,606 or 18.4% to $56,008 for the 2013 Period from $68,614 for the 2012 Period. This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 84.5% during the 2013 Period, compared to 75.1% during the 2012 Period.

Cost of co-location and other revenues remained relatively stable at $176,878 for the 2013 Period from $177,140 for the 2012 Period.  Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 24.0% during the 2013 Period compared to 24.9% during the 2012 Period.

Selling, general and administrative expenses increased $48,164 or 7.7% to $671,673 for the 2013 Period compared to $623,509 for the 2012 Period.  This increase was primarily related to increases in employee costs, advertising expense and bad debt expense of $35,140, $8,222 and $7,259, respectively.  Selling, general and administrative expenses as a percentage of total revenues increased to 83.6% during the 2013 Period from 77.6% during the 2012 Period.

Depreciation and amortization expense decreased $5,198 or 29.5% to $12,448 for the 2013 Period compared to $17,646 for the 2012 Period primarily related to several assets reaching full depreciation.

Gain on Troubled Debt Restructuring

On June 3, 2013, pursuant to shareholder authorization, we issued 987,102 shares of our Series A Convertible Preferred Stock in exchange for $987,102 of our indebtedness, pursuant to which we recognized a gain on troubled debt restructuring of $394,822.  Members of our management and board of directors accounted for 609,507 shares of the shares issued and $609,507 of our indebtedness exchanged.  Participation of our management and board of directors in this exchange was approved by a majority of our shareholders.

Interest Expense

Interest expense remained relatively the same at $11,107 for the 2013 Period compared to $11,107 for the 2012 Period.

Liquidity and Capital Resources

As of June 30, 2013, we had $14,125 in cash and $588,671 in current liabilities, including $218,033 of deferred revenues that will not require settlement in cash.

At June 30, 2013 and December 31, 2012, we had a working capital deficit of $505,952 and $1,205,576, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of June 30, 2013, of the $137,441 we owed to our trade creditors $109,452 was past due. We have no formal agreements regarding payment of these amounts.

In addition, during the six months ended June 30, 2013, we had two customers that each comprised approximately 9% and 8% of total revenues, respectively. During the three months ended June 30, 2013, these two customers each comprised approximately 9% and 8% of total revenues, respectively.  During the six months ended June 30, 2012, we had two customers that each comprised approximately 10% and 10% of total revenues, respectively. During the three months ended June 30, 2012, these two customers each comprised approximately 11% and 9% of total revenues, respectively.

.

Cash flow for the six-month periods ending June 30, 2013 and 2012 consist of the following.

	For the Six-Month Periods Ended
	June 30,
	2013	2012
Net cash flows provided by operations	$20,106	$16,423
Net cash flows used in investing activities	(5,634)	(8,669)
Net cash flows used in financing activities	(11,194)	(11,338)

Cash used for the purchase of equipment was $5,634 and $8,669, respectively, for the six months ended June 30, 2013 and 2012.

Cash used for principal payments on notes payable was $11,194 and $11,758, respectively, for the six months ended June 30, 2013 and 2012.  Cash provided by the exercise of options was $420 for the six months ended June 30, 2012.

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

Financing Activities

We have a secured exchange promissory note from a shareholder which requires monthly installments of $3,301 including principal and interest and is secured by all of our tangible and intangible assets (see Note 8 — Notes Payable to our financial statements, above).  At June 30, 2013, the outstanding principal and accrued interest of the secured exchange promissory note was $238,012.

We have a secured exchange promissory note from a shareholder which requires monthly installments of interest only through May 31, 2014 then monthly installments of $600 including principal and interest and is secured by certain equipment (see Note 8 — Notes Payable to our financial statements, above).  At June 30,2013, the outstanding principal and accrued interest of the secured exchange promissory note was $50,000.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.	Other Information

During the three months ended June 30, 2013 all events reportable on Form 8-K were reported.

Item 6.	Exhibits

(a)	The following exhibits are either filed as part of or are incorporated by reference in this Report:

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation, as amended (filed as Exhibit 2.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference).	#

3.2	Bylaws (filed as Exhibit 2.2 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 and incorporated herein by reference)	#

3.3	Amended and Restated Certificate of Incorporation of FullNet Communications, Inc.	#

4.1	Specimen Certificate of Registrant’s Common Stock (filed as Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference).	#

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

#

4.16	Form of 2001 Exchange Warrant Agreement (filed as Exhibit 4.16 to Registrant’s Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference)	#

4.17	Form of 2001 Exchange Warrant Certificate (filed as Exhibit 4.17 to Registrant’s Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference)	#

4.18	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of FullNet Communications, Inc.	#

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

#

10.32	Promissory Note dated January 25, 2000, issued to Fullnet of Tahlequah, Inc.	#

10.33	Promissory Note dated February 7, 2000, issued to David Looper	#

10.34	Promissory Note dated February 29, 2000, issued to Wallace L. Walcher	#

10.35	Promissory Note dated June 2, 2000, issued to Lary Smith	#

10.36	Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C.	#

10.37	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.38	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

Exhibit
Number	Exhibit

10.39	Form of Convertible Promissory Note dated September 6, 2002	#

10.40	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.41	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.42	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 30, 2003	#

10.43	Form 8-K dated January 30, 2003 reporting the change in certifying accountant	#

10.44	Form 8-K dated September 20, 2005 reporting the change in certifying accountant	#

10.45	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC	#

10.46	Employment Agreement with Jason Ayers dated January 1, 2011	#

10.47	Form 8-K dated May 9, 2013 reporting expansion of the Board of Directors and the election of Jason C. Ayers to the Board of Directors	#

10.48	Schedule 14C Definitive Information Statement dated May 15, 2013 reporting Notice of Action by Written Consent of Shareholders	#

10.49

Form 8-K dated June 3, 2013 reporting the Shareholder Consent to Action in Lieu of a Meeting approving the Amendment and Restatement of the Company’s Certificate of Incorporation,  the re-election of the Board of Directors, the authorization of Series A Convertible Preferred Stock, the authorization of the Exchange Offer and the issuance of Series A Convertible Preferred Stock

#

10.50	Form of Exchange Offer Acceptance Agreement	#

22.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

#	Incorporated by reference.

*	Filed herewith.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: August 14, 2013	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: August 14, 2013	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy J. Kilkenny, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2013 of FullNet Communications, Inc.;

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

Date: August 14, 2013

/s/ Timothy J. Kilkenny Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Roger P. Baresel, certify that:.

1.	I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2013 of FullNet Communications, Inc.;

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

Date: August 14, 2013

/s/ Roger P. Baresel, President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2013 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2013	/s/ Timothy J. Kilkenny,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2013 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2013	/s/ Roger P. Baresel,
President and Chief Financial and
Accounting Officer