Form 10-Q
period 2013-09-30
FULLNET COMMUNICATIONS INC
filed 2013-11-14
CIK 1092570

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, 9,118,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — September 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Consolidated Statements of Operations — Three and Nine months ended September 30, 2013 and 2012 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2013 and 2012 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	21

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$18,658	$10,847
Accounts receivable, net	15,088	15,671
Prepaid expenses and other current assets	11,929	6,403

Total current assets	45,675	32,921

PROPERTY AND EQUIPMENT, net	48,993	61,299

OTHER ASSETS	12,426	16,858

TOTAL	$107,094	$111,078

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$117,026	$482,286
Accrued and other current liabilities	481,010	1,077,023
Convertible notes payable, related party - current	39,608	304,206
Deferred revenue	231,254	198,837

Total current liabilities	868,898	2,062,352

CONVERTIBLE NOTES PAYABLE, related party less current portion	242,040	-

Total liabilities	1,110,938	2,062,352

STOCKHOLDERS’ DEFICIT
Preferred stock — $.001 par value; authorized, 10,000,000 shares; Series A convertible issued and outstanding, 987,102 and no shares in 2013 and 2012, respectively	987	-
Common stock — $.00001 par value; authorized, 40,000,000 and 10,000,000 shares in 2013 and 2012, respectively; issued and outstanding, 9,118,161 shares in 2013 and 2012	91	91
Additional paid-in capital	9,140,597	8,417,050
Accumulated deficit	(10,145,519)	(10,368,415)

Total stockholders’ deficit	(1,003,844)	(1,951,274)

TOTAL	$107,094	$111,078

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
REVENUES
Access service revenues	$29,640	$36,580	$95,936	$127,901
Co-location and other revenues	391,881	364,687	1,128,891	1,077,214

Total revenues	421,521	401,267	1,224,827	1,205,115

OPERATING COSTS AND EXPENSES
Cost of access service revenues	27,817	28,547	83,825	98,971
Cost of co-location and other revenues	90,816	83,077	267,693	258,407
Selling, general and administrative expenses	343,556	302,805	612,645	926,314
Depreciation and amortization	6,969	8,409	22,372	26,055

Total operating costs and expenses	469,158	422,838	986,535	1,309,747

INCOME (LOSS) FROM OPERATIONS	(47,637)	(21,571)	238,292	(104,632)

INTEREST EXPENSE	(4,289)	(5,641)	(15,396)	(17,047)

INCOME (LOSS) before income taxes	(51,926)	(27,212)	222,896	(121,679)

NET INCOME (LOSS)	$(51,926)	$(27,212)	$222,896	$(121,679)

Preferred stock dividends	(2,468)	-	(3,290)	-
Net income (loss) available to common stockholders	(54,394)	(27,212)	219,606	(121,679)

Net income (loss) per share —basic	$(.01)	$(.00)	$.02	$(.01)

Net income (loss) per share — assuming dilution	$(.01)	$(.00)	$.02	$(.01)

Weighted average shares outstanding — basic	9,118,161	9,118,161	9,118,161	9,077,566

Weighted average shares outstanding — assuming dilution	9,118,161	9,382,745	11,610,390	9,166,888

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$222,896	$(121,679)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	22,372	26,055
Stock options compensation	45,880	2,433
Warrants issued for services	6,182	-
Provision for uncollectible accounts receivable	15,453	10,577
(Gain) on Series A convertible preferred stock issued in exchange for indebtedness	(401,004)	-
Net (increase) decrease in
Accounts receivable	(14,870)	11,169
Prepaid expenses and other current assets	(5,526)	10,407
Net increase (decrease) in
Accounts payable	25,081	27,127
Accrued and other liabilities	82,122	50,496
Deferred revenue	32,417	5,571

Net cash provided by operating activities	31,003	22,156

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,634)	(8,669)

Net cash used in investing activities	(5,634)	(8,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable	(17,558)	(17,770)
Proceeds from exercise of stock options	-	420

Net cash used in financing activities	(17,558)	(17,350)

Net increase (decrease) in cash	7,811	(3,863)
Cash at beginning of period	10,847	10,987

Cash at end of period	$18,658	$7,124

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$14,005	$17,137
NON-CASH FINANCING ACTIVITIES
Series A convertible preferred stock issued for settlement of debt and accrued interest	$2,386	$-
Series A convertible preferred stock issued for settlement of accounts payable	$12,179	$-
Series A convertible preferred stock issued for settlement of deferred compensation	$656,133	$-
Reclassification of accounts payable to convertible debt – related party	$50,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

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

2.

MANAGEMENT’S PLANS

At September 30, 2013 current liabilities exceed current assets by $823,223. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

3.

CONVERTIBLE NOTES PAYABLE RELATED PARTY

Schedule of Notes Payable

	September 30, 2013	December 31, 2012
Convertible promissory note; interest at 12.5% of face amount, payable quarterly; this note is unsecured and matured in November 2003 (convertible into approximately 107,843 shares at December 31, 2012) (1)	$-	$55,000
Secured promissory note from a shareholder; interest at 6%, required monthly installments of interest only through December 30, 2010, then required monthly installments of $3,301 including principal and interest; matured at December 30, 2011; secured by all tangible and intangible assets of the Company (2)	-	249,206
Secured convertible promissory note from a shareholder; interest rate of 6% through December 31, 2014, 7% through December 31, 2015, 8% through December 31, 2016, 8.5% through December 31, 2017, and 9% through May 31, 2018, with fixed monthly payments of $3,300.64 through the Maturity Date, at which time the remaining balance of principal and all accrued interest shall be due and payable; matures May 31, 2018; secured by all tangible and intangible assets of the Company (2)(3)	231,648	-
Secured convertible promissory note; interest at 6%, requires monthly installments of interest only through May 31, 2014, then requires monthly installments of $600 including principal and interest; matures May 31, 2023; secured by certain equipment of the Company (4)	50,000	-

	281,648	304,206

Less current portion	39,608	304,206

	$242,040	$-

(1)

This convertible promissory note matured in November 2003.  On June 3, 2013, the Company issued 59,634 shares of its Series A Convertible Preferred Stock, in complete satisfaction of the outstanding principal and accrued interest due on this note of $59,634 and $57,248 was recognized as gain on settlement of debt for the nine months ended September 30, 2013.

(2)

This secured promissory note matured on December 30, 2011.  The Company continued to make monthly principal and interest payments.  At May 31, 2013, the outstanding principal and accrued interest of the secured promissory note was $239,504.

(3)

On May 31, 2013, the Company issued this secured convertible promissory note in exchange for the existing secured promissory note with a balance due, including accrued interest, of $239,504, which had matured on December 30, 2011. The secured convertible promissory note extended the maturity date to May 31, 2018 and increased the interest rate as noted above. The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the creditor has not granted a concession and the modification of the embedded conversion options does not fall in the scope of ASC 470-50.

(4)

On May 31, 2013, the Company issued this secured convertible promissory note and on June 3, 2013, issued 203,169 shares of its Series A convertible preferred stock, in complete satisfaction of the balance due in the amount of $253,169 on an operating lease for certain equipment which was leased from one of its shareholders whose parent company holds a $231,648 secured convertible promissory note. The Company recognized $195,042 as gain on settlement of accounts payable for the nine months ended September 30, 2013.

The Company had been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. This secured convertible promissory note is secured by the equipment leased by the Company pursuant to the aforementioned operating lease. Upon payment of the balance due on this secured convertible promissory note title of the equipment will be transferred to the Company free and clear of all liens and encumbrances.

The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share. The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

4.

COMMON STOCK OPTIONS AND WARRANTS

Schedule of Employee Stock Option Activity

	Nine Months Ended September 30, 2013	Weighted Average Exercise Price
Options outstanding, beginning of the period	1,404,550	$.034

Options granted during the period	2,790,348	.031

Options canceled, expired and forfeited during the period	(879,848)	.039

Options outstanding, end of the period	3,315,050	$.030

The Company does not have a written employee stock option plan.  The Company has historically granted only employee stock options with an exercise price equal to the market price of the Company’s stock at the date of grant, a contractual term of ten years, and a vesting period of three years ratably on the first, second and third anniversaries of the date of grant (with limited exceptions).

All employee stock options granted during the nine months ended September 30, 2013 were nonqualified stock options.   Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

During the nine months ended September 30, 2013, 2,790,348 options were issued and the fair values are estimated at the date of grant using the Black-Scholes option pricing model.  Stock-based compensation expense for the three and nine months ended September 30, 2013 was $23,759 and $45,880, respectively.  Stock-based compensation expense for the three and nine months ended September 30, 2012 was $842 and $2,434, respectively.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the nine months ended September 30, 2013:

Risk-free interest rate 0.72% – 1.66%

Expected option life 5 years

Expected volatility 186% - 243%

Expected dividend yield 0%

Schedule of Common Stock Purchase Warrant and Non-employee Stock Option Activity

	Nine Months Ended September 30, 2013	Weighted Average Exercise Price
Warrants and non-employee stock options outstanding, beginning of the period	565,000	$.005

Warrants and non-employee stock options granted during the period	250,000	.003

Warrants and non-employee stock options outstanding, end of the period	815,000	.004

During the nine months ended September 30, 2013, 250,000 warrants were issued for consulting services. The fair value of the granted warrants are estimated at the date of grant using the Black-Scholes option pricing model and $6,182 of warrants expense was recognized for the nine months ended September 30, 2013.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for warrants granted during the nine months ended September 30, 2013:

Risk-free interest rate 1.36%

Expected warrant life 3 years

Expected volatility 243%

Expected dividend yield 0%

 5.

SERIES A CONVERTIBLE PREFERRED STOCK

On June 3, 2013, pursuant to shareholder authorization, the Company issued 987,102 shares of its Series A convertible preferred stock and $401,004 was recognized as gain on Series A convertible preferred stock issued in exchange for indebtedness for the nine months ended September 30, 2013. See breakdown below:

The Company issued 59,634 and 203,169 of its series A convertible preferred to settle debt, accrued interest and accounts payable. See Note 3.

Members of the Company’s management and board of directors accounted for 609,507 shares of the shares issued in exchange for $609,507 and $46,626 of the Company’s deferred compensation and accrued payroll taxes.  Participation of the Company’s management and board of directors in this exchange was approved by a majority of the Company’s shareholders.

Also, accounts payable of $114,792 was exchanged for 114,792 of series A convertible preferred stock. The Company recognized $110,200 as gain on settlement of accounts payable for the nine months ended September 30, 2013. An additional $38,514 of gain netted against $9,694 of professional fees was recognized as the Company wrote off additional accounts payables and deferred compensation due to the applicable Statute of Limitations.

The shares of Series A convertible preferred stock are convertible into common shares of the Company at the rate of one share of common stock per share of Series A convertible preferred stock.

The holders of shares of the Series A convertible preferred stock are entitled to receive, when and as declared by the Company’s board of directors, dividends in cash in the amount of one cent per share per annum through December 31, 2016, five cents per share per annum through December 31, 2017, six cents per share per annum through December 31, 2018, seven cents per share per annum through December 31, 2019, eight cents per share per annum through December 31, 2020, nine cents per share per annum through December 31, 2021, ten cents per share per annum through December 31, 2022, eleven cents per share per annum through December 31, 2023, and twelve cents per share per annum thereafter, payable within 90 days following the 31st day of December each year on such date as determined by the board of directors.  The dividends are cumulative and beginning January 1, 2017, the board of directors of the Company may elect to make any required dividend payment with the Company’s unregistered common stock in lieu of cash.

The Series A convertible preferred stock is non-voting except that in the event that the Company fails, for any reason, to make a dividend payment as set forth above, then each share of Series A convertible preferred stock shall thereafter be entitled to two votes upon any matter that the holders of the common stock of the Company are entitled to vote upon.

The Series A convertible preferred stock may be redeemed at the option of the Company’s board of directors for one dollar per share plus all accrued and unpaid dividends thereon at the date of redemption.  In addition, at any time after a change of control of the Company, the holders of the Series A convertible preferred stock shall have the right, at the election of a majority of the holders, to require the Company to redeem all of the Series A convertible preferred stock for one dollar per share plus all accrued and unpaid dividends thereon at the date of redemption.

The Series A convertible preferred stock has a liquidation preference of one dollar per share plus all accrued and unpaid dividends thereon in the event of liquidation, dissolution or winding up of the Company.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our 2012 Annual Report on Form 10-K and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2012 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”), FullWeb, Inc. (“FullWeb”) and CallMultiplier, Inc. (“CallMultiplier”).

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

We market our carrier neutral co-location solutions in our network operations center to other competitive local exchange carriers, Internet service providers and web-hosting companies. Our co-location facility is carrier neutral, allowing customers to choose among competitive offerings rather than being restricted to one carrier. Our facility is Telco-grade and provides customers a high level of operative reliability and security. We offer flexible space arrangements for customers and 24-hour onsite support with both battery and generator backup.

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services as well as advanced voice and data solutions. At September 30, 2013 FullTel provided us with local telephone access in approximately 232 cities.

Our common stock trades on the OTC QB marketplace under the symbol FULO. While our common stock trades on the OTC QB marketplace, it is very thinly traded, and there can be no assurance that our stockholders will be able to sell their shares should they so desire. Any market for the common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the market price may be volatile.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended				Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$29,640	7.0	$36,580	9.1	$95,936	7.8%	$127,901	10.6%
Co-location and other revenues	391,881	93.0	364,687	90.9	1,128,891	92.2	1,077,214	89.4

Total revenues	421,521	100.0	401,267	100.0	1,224,827	100.0	1,205,115	100.0

Cost of access service revenues	27,817	6.6	28,547	7.1	83,825	6.8	98,971	8.2
Cost of co-location and other revenues	90,816	21.5	83,077	20.7	267,693	21.9	258,407	21.4
Selling, general and administrative expenses	343,556	81.5	302,805	75.5	612,645	50.0	926,314	76.9
Depreciation and amortization	6,969	1.7	8,409	2.1	224,372	1.8	26,055	2.2

Total operating costs and expenses	469,158	111.3	422,838	105.4	986,535	80.5	1,309,747	108.7

Income (loss) from operations	(47,637)	(11.3)	(21,571)	(5.4)	238,292	19.5	(104,632)	(8.7)

Interest expense	(4,289)	(1.0)	(5,641)	(1.4)	(15,396)	(1.3)	(17,047)	(1.4)

Income (loss) before income taxes	(51,926)	(12.3)	(27,212)	(6.8)	222,896	18.2	(121,679)	(10.1)

Net income (loss)	$(51,926)	(12.3)%	$(27,212)	(6.8)%	$222,896	18.2%	$(121,679)	(10.1)%

Preferred stock dividends	(2,468)	(0.6)	-	-	(3,290)	(0.3)	-	-

Net income (loss) available to common stockholders	$(54,394)	(12.9)%	$(27,212)	(6.8)%	$219,606	17.9%	$(121,679)	(10.1)%

Three Months Ended September 30, 2013 (the “2013 3rd Quarter”) Compared to Three Months Ended September 30, 2012 (the “2012 3rd Quarter”)

Revenues

Access service revenues decreased $6,940 or 19.0% to $29,640 for the 2013 3rd Quarter from $36,580 for the same period in 2012 primarily due to a decline in number of customers.

Co-location and other revenues increased $27,194 or 7.5% to $391,881 for the 2013 3rd Quarter from $364,687 for the same period in 2012. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service remained relatively the same at $27,817 for the 2013 3rd Quarter and $28,547 for the same period in 2012.  Cost of access service revenues as a percentage of access service revenues increased to 93.8% during the 2013 3rd Quarter, compared to 78.0% during the same period in 2012.

Cost of co-location and other revenues increased $7,739 or 9.3% to $90,816 for the 2013 3rd Quarter from $83,077 for the same period in 2012.  This increase was primarily attributable to increases in costs of servicing our advanced voice and data solutions customers due to an increase in the number of customers utilizing those services.  The increase was offset by reductions in costs of servicing our traditional phone service customers due to a reduction in the number of customers utilizing that service.  Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 23.2% during the 2013 3rd Quarter, compared to 22.8% during the same period in 2012.

Selling, general and administrative expenses increased $40,751 or 13.5% to $343,556 for the 2013 3rd Quarter compared to $302,805 for the same period in 2012 primarily related to increases in employee costs of $50,910.  The increase in employee costs included $22,917 of expenses related to employee stock options, $16,877 related to annual wage increases and the timing of the replacement of two full-time employees and $10,399 in employee insurance costs.   These increases were offset primarily by reductions in agent commission of $7,941.  Selling, general and administrative expenses as a percentage of total revenues increased to 81.5% during the 2013 3rd Quarter from 75.5% during the same period in 2012.

Depreciation and amortization expense decreased $1,440 or 17.1% to $6,969 for the 2013 3rd Quarter compared to $8,409 for the same period in 2012 primarily related to several assets reaching full depreciation.

Interest Expense

Interest expense decreased $1,352 or 24.0% to $4,289 for the 2013 3rd Quarter compared to $5,641 for the same period in 2012 primarily related to a decrease in notes payable.

Nine Months Ended September 30, 2013 (the “2013 Period”) Compared to Nine Months Ended September 30, 2012 (the “2012 Period”)

Revenues

Access service revenues decreased $31,965 or 25.0% to $95,936 for the 2013 Period from $127,901 for the 2012 Period primarily due to a decline in our number of customers.

Co-location and other revenues increased $51,677 or 4.8% to $1,128,891 for the 2013 Period from $1,077,214 for the 2012 Period.  This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $15,146 or 15.3% to $83,825 for the 2013 Period from $98,971 for the 2012 Period. This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 87.4% during the 2013 Period, compared to 77.4% during the 2012 Period.

Cost of co-location and other revenues increased $9,286 or 3.6% to $267,693 for the 2013 Period from $258,407 for the 2012 Period This increase was primarily attributable to increases in costs of servicing our advanced voice and data solutions customers due to an increase in the number of customers utilizing those services.  The increase was offset by reductions in costs of servicing our traditional phone service customers due to a reduction in the number of customers utilizing that service.     Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 23.7% during the 2013 Period compared to 24.0% during the 2012 Period.

Selling, general and administrative expenses decreased $313,669 or 33.9% to $612,645 for the 2013 Period compared to $926,314 for the 2012 Period.  On June 3, 2013, pursuant to shareholder authorization, we issued 987,102 shares of our Series A Convertible Preferred Stock in exchange for $987,102 of our indebtedness, pursuant to which we recorded a credit to selling, general and administrative expense of $394,822.  Members of our management and board of directors accounted for 609,507 shares of the shares issued and $609,507 of our indebtedness exchanged.  Participation of our management and board of directors in this exchange was approved by a majority of our shareholders.  Accounts payable of $114,792 was exchanged for 114,792 of the shares issued.  Employee costs, advertising and bad debt expense increased $86,049, $7,942 and $6,480, respectively.  The increase in employee costs included $43,446 of expenses related to employee stock options, $31,430 related to annual wage increases and $9,568 in employee insurance costs.   There was a reduction in agent commissions of $16,678.  Selling, general and administrative expenses as a percentage of total revenues decreased to 50.0% during the 2013 Period from 76.9% during the 2012 Period.

Depreciation and amortization expense decreased $3,683 or 14.1% to $22,372 for the 2013 Period compared to $26,055 for the 2012 Period primarily related to several assets reaching full depreciation.

Interest Expense

Interest expense decreased $1,651or 9.7% to $15,396 for the 2013 Period compared to $17,047 for the 2012 Period primarily related to a decrease in notes payable.

Liquidity and Capital Resources

As of September 30, 2013, we had $18,658 in cash and $868,898 in current liabilities, including $231,254 of deferred revenues that will not require settlement in cash.

At September 30, 2013 and December 31, 2012, we had a working capital deficit of $823,223 and $2,029,431, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of September 30, 2013, of the $117,026 we owed to our trade creditors $96,810 which was past due. We have no formal agreements regarding payment of these amounts.

In addition, during the three and nine months ended September 30, 2013, we had one customer that comprised approximately 9% of total revenues. During the three and nine months ended September 30, 2012, this customer comprised approximately 11% and 10% of total revenues, respectively.

Cash flow for the nine-month periods ending September 30, 2013 and 2012 consist of the following.

	For the Nine-Month Periods Ended
	September 30,
	2013	2012
Net cash flows provided by operations	$31,003	$22,156
Net cash flows used in investing activities	(5,634)	(8,669)
Net cash flows used in financing activities	(17,558)	(17,350)

Cash used for the purchase of equipment was $5,634 and $8,669, respectively, for the nine months ended June 30, 2013 and 2012.

Cash used for principal payments on notes payable was $17,558 and $17,770, respectively, for the nine months ended September 30, 2013 and 2012.  Cash provided by the exercise of options was $420 for the nine months ended September 30, 2012.

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

Financing Activities

We have a secured convertible promissory note from a shareholder which requires monthly installments of $3,301 including principal and interest and is secured by all of our tangible and intangible assets (see Note 3 — Notes Payable to our financial statements, above).  At September 30, 2013, the outstanding principal and accrued interest of the secured exchange promissory note was $231,648.

We have a secured convertible promissory note from a shareholder which requires monthly installments of interest only through May 31, 2014 then monthly installments of $600 including principal and interest and is secured by certain equipment (see Note 3 — Notes Payable to our financial statements, above).  At September 30,2013, the outstanding principal and accrued interest of the secured exchange promissory note was $50,000.

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

During the three months ended September 30, 2013 all events reportable on Form 8-K were reported.

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

#

10.50	Form of Exchange Offer Acceptance Agreement	#

10.51	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC	*

10.52	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC	*

22.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

#	Incorporated by reference.

*	Filed herewith.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: November 14, 2013	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: November 14, 2013	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

EXHIBIT 10.51

SECURED EXCHANGE PROMISSORY NOTE

$239,503.86

Atlanta, GA

           May 31, 2013

FOR VALUE RECEIVED, the undersigned FullNet Communications, Inc. an Oklahoma corporation (Borrower), promises to pay to the order of High Capital Funding, LLC, a Delaware limited liability company and assigns (Lender) at 333 Sandy Springs Circle, Suite 230, Atlanta, GA  30328, or at such other place as might be designated in writing by the Lender, the principal sum of $239,503.86 in lawful money of the United States of America, on May 31, 2018, (Maturity Date), together with interest on the unpaid principal balance of said principal sum at the rates set out herein.

The terms and conditions contained herein supplant the terms and conditions of the restructured Secured Promissory Note and the Security Agreement dated December 30, 2009, which had secured the repayment of this loan.

This Note will have an interest rate of 6% through December 31, 2014, 7% through December 31, 2015, 8% through December 31, 2016, 8.5% through December 31, 2017, and 9% through May 31, 2018, with fixed monthly payments of $3,300.64 through the Maturity Date, at which time the remaining balance of principal and all accrued interest shall be due and payable.

This Note shall be secured by a lien on all of the tangible and intangible assets of Borrower, as more fully set forth in the Security Agreement attached as Exhibit 1 hereto and made a part hereof.  The Lender has the right at any time and from time to time to convert the then outstanding balance of principal and interest into Borrower’s unregistered common stock at the rate of $1.00 per share, provided the conversion would not make Lender’s (including any affiliates) common stock ownership in Borrower exceed 9.95% of the issued and outstanding shares of common stock.

The Borrower will have the right at any time and from time to time to prepay the unpaid principal balance of this Note in whole or in part without penalty with interest on the unpaid principal balance accrued to the date of prepayment; and, the Lender has agreed that prior to any sale or assignment of this promissory note at a discount pursuant to a bona fide offer from a third party, Borrower or its written assignee of this right shall have the right of first refusal to match the offer and purchase this promissory note.

This Note shall be governed and construed in accordance with the internal laws of the State of Georgia without regard to the principles of conflict of laws.  Borrower consents to the jurisdiction of the Superior Court of the State of Georgia, Fulton County and/or any Federal District court located in the State of Georgia for any suit brought under this Note.

The Borrower agrees that a facsimile of this Note signed on behalf of Borrower shall constitute an enforceable obligation against Borrower.  If suit is brought for the collection of this Note, borrower shall not be entitled to raise as a defense that a facsimile of this Note and not an original has been placed in evidence.

The Borrower agrees that if, and as often as, this Note is placed in the hands of an attorney for collection or to defend or enforce any of the Lender’s rights under this Note, the Borrower will pay the Lender’s reasonable attorneys’ fees, all court costs and all other expenses incurred by the Lender in connection therewith.

IN WITNESS WHEREOF, the Borrower has executed this instrument effective the date first above written.

FullNet Communications, Inc.

By: ________________________________

      Timothy J. Kilkenny, CEO

By: ___________________________________

      Roger Baresel, President & CFO

SECURITY AGREEMENT

THIS SECURITY AGREEMENT, (“Agreement”) is made as of this 31st day of May, 2013, by and among, FullNet Communications, Inc. an Oklahoma corporation (hereinafter “Borrower”) and HIGH CAPITAL FUNDING, LLC (the “Lender”).

WHEREAS, this Agreement is given to secure performance of the obligations (“Obligations”) under the Secured Exchange Promissory Note dated May 31, 2013 (“Secured Note”), executed by Borrower, in favor of Lender in the principal amount of $239,503.86, together with interest thereon as provided for in the Secured Note.

NOW, THEREFORE, in consideration of the loan made by the Lender to Borrower, and further consideration of the covenants and promises contained in this Agreement, and for other good and valuable consideration, the parties agree as follows:

1.

Defined Terms. As used in this Agreement, the following terms shall have the following meanings:

(a)

“Collateral” has the meaning set forth in paragraph 3 hereof.

(b)

“PTO” means the United States Patent and Trademark Office.

(c)

“UCC” means the Uniform Commercial Code as in effect in the State of Oklahoma.

(d)

Terms Defined in UCC. Where applicable in the context of this Agreement and except as otherwise defined herein, terms used in this Agreement shall have the meanings assigned to them in the UCC.

(e)

Construction. In this Agreement, the following rules of construction and interpretation shall be applicable: (i) no reference to “proceeds” in this Agreement authorizes any sale, transfer, or other disposition of any Collateral by Borrower; (ii) “includes” and “including” are not limiting; (iii) “or” is not exclusive; and (iv) “all” includes “any” and “any” includes “all.”

2.

Exchange.  The terms and conditions contained herein supplant the terms and conditions of the restructured Secured Promissory Note and the Security Agreement dated December 30, 2009, which had secured the repayment of this loan.

3.

Security Interest.

(a)

Grant of Security Interest. As security for the payment and performance of the Obligations, Borrower hereby assigns, transfers and conveys to Lender, and grants to Lender, a security interest in and to all of Borrower’s right, title and interest in, to and under the following property, in each case whether now or hereafter existing or arising or in which Borrower now has or hereafter owns, acquires or develops an interest and wherever located (collectively, the “Collateral”):

(i)

Accounts;

(ii)

Chattel Paper and Electronic Chattel Paper;

(iii)

Fixtures;

(iv)

Goods;

(v)

Inventory;

(vi)

Software;

(vii)

all patents, trademark, patent applications and trademark applications, domestic or foreign, all licenses relating to any of the foregoing and all income and royalties with respect to any licenses, all rights to sue for past, present or future infringement thereof, all rights arising therefrom and pertaining thereto and all reissues, divisions, continuations, renewals, extensions and continuations-in-part thereof;

(viii)

all General Intangibles and all intangible intellectual or other similar property of Borrower of any kind or nature, associated with or arising out of any of the aforementioned properties and assets and not otherwise described above; and

(ix)

all Proceeds of any and all of the foregoing Collateral (including license royalties, rights to payment, accounts and proceeds of infringement suits) and, to the extent not otherwise included, all payments under insurance (whether or not Lender is the loss payee thereof) or any indemnity, warranty or guaranty payable by reason of loss or damage to or otherwise with respect to the foregoing Collateral.

(b)

Continuing Security Interest. Borrower agrees that this Agreement shall create a continuing security interest in the Collateral which shall remain in effect until terminated in accordance herewith.

(c)

Termination of Security Interest.  Lender hereby agrees that upon the timely payment by Borrower to Lender of all amounts due under the Secured Note and/or conversion of the debt secured by this Security Agreement, this Security Agreement shall terminate and shall be of no further force or effect.  Lender does hereby agree to execute and deliver a release of this Security Interest within (5) days after the final payment.  If Lender fails to execute and deliver the release required herein within the allowed time period, Borrower is hereby authorized to execute, file and record in Lender’s stead an instrument terminating this security interest.

1.

Collateral Free of Other Security Interests.  Borrower warrants that no financing statement covering any of the Collateral or its proceeds is on file in any public office at this date or will be on file with respect to the Collateral at the time the Collateral becomes subject to this Agreement (except as set forth on Schedule 1). No other material security affects the Collateral at this date, and no arrangement exists whereby the Collateral will in the future become subject to a security interest senior to the lien of this Security Agreement.

Borrower authorizes Lender at its option and its sole discretion to discharge any taxes, charges, assessments, liens or other security interests or other encumbrances to which the Collateral may become subject. Lender may pay amounts to preserve and maintain the Collateral, if Borrower fails to do so. Borrower agrees to reimburse Lender within 10 days after demand for any payment made or any expense incurred by Lender pursuant to the foregoing authorization, together with interest on the amount expended at the rate of 8% per annum from the date of the payment. Any such amounts shall be secured by and under this Agreement.

2.

Fees and Taxes.  Borrower will use reasonably commercial efforts to timely pay any and all license fees, taxes, assessments and public charges, general and special, that may at any time be levied or assessed upon or against Collateral.

3.

Maintenance of Collateral.  Borrower will, at Borrower’s expense, maintain and keep the tangible Collateral at its present location (or will provide Lender with reasonable advance written notice if any such Collateral is to be moved) in good order and repair, ordinary wear and tear excepted, and shall not, without the prior written consent of Lender, sell, dispose of or substantially alter the Collateral, except dispositions or alterations in the ordinary course of Borrower’s business.

Borrower will not use the Collateral in material violation of any ordinance or state or federal statute or any administrative rules or regulation of law.

Borrower will use reasonably commercial efforts to avoid the Collateral from being attached or seized by any legal process. Borrower will defend and indemnify Lender from all expense and liability of every kind to any person or to the property of any person by reason of or in connection with the delivery, possession or use of the Collateral.

4.

Further Acts. On a continuing basis, Borrower shall make, execute, acknowledge and deliver, and file and record in the proper filing and recording places, all such instruments and documents, and take all such action as may be necessary or advisable or may be requested by Lender to carry out the intent and purposes of this Agreement, or for assuring, confirming or protecting the grant or perfection of the security interest granted or purported to be granted hereby, to ensure Borrower’s compliance with this Agreement or to enable Lender to exercise and enforce its rights and remedies hereunder with respect to the Collateral, including any documents for filing with the PTO or any applicable state office. Lender may record this Agreement, an abstract thereof, or any other document describing Lender’s interest in the Collateral with the PTO, at the expense of Borrower. In addition, Borrower authorizes Lender to file financing statements describing the Collateral in any

UCC filing office deemed appropriate by Lender. If the Borrower shall at any time hold or acquire a commercial tort claim arising with respect to the Collateral, the Borrower shall immediately notify Lender in a writing signed by the Borrower of the brief details thereof and grant to the Lender in such writing a security interest therein and in the proceeds thereof, all upon the terms of this Agreement, with such writing to be in form and substance satisfactory to the Lender.

5.

Authorization to Supplement. If Borrower shall obtain rights to any new patentable inventions or become entitled to the benefit of any patent application or patent for any reissue, division, or continuation, of any patent or trademark, the provisions of this Agreement shall automatically apply thereto. Borrower shall give prompt notice in writing to Lender with respect to any such new patent or trademark rights.

6.

Additional Parties and Collateral. In the event that the Company forms or acquires an interest in any entity that becomes a subsidiary of the Company prior to payment in full of the Secured Notes, Borrower agrees that it will cause any such subsidiary to become a signatory to this Agreement and further agrees that as a result of such action, the tangible and intangible assets of any such subsidiary shall become Collateral pursuant to this Agreement to the same extent as if any such subsidiary had executed this Agreement as an original signatory and its tangible and intangible assets had been included in Section 3(a) above, provided, however, that with respect to any acquired entity, the existence and continuance of security agreements of any such entity in effect at the time of such acquisition shall not constitute a breach of this agreement. Borrower expressly acknowledges that a failure to comply with the provisions of this Section 9 shall constitute a default under this Agreement.

7.

Default.  The breach or failure of any term, agreement or covenant of this Agreement, the occurrence of an event of default upon any term contained in the Secured Note, or the occurrence of any event of default specified below, shall constitute a default hereunder.

(a)

Borrower fails to make any payment hereunder when due, which failure has not been cured within Ten (10) days following such due date.

(b)

Any defined event of default occurs under any contract or instrument pursuant to which Borrower has incurred any liability for borrowed money in excess of twenty-five thousand dollars ($25,000.00), which event of default has not been waived within Five

(5) business days following such occurrence, and which event of default is reasonably likely to materially affect the Company’s business.

(c)

A petition to take advantage of any insolvency act is filed by or against Borrower; Borrower makes an assignment for the benefit of its creditors; a proceeding for the appointment of a receiver, trustee, liquidator or conservator of Borrower of a whole or any substantial part of Borrower’s property is filed by or against Borrower; a petition or answer seeking reorganization or arrangement or similar relief under the federal bankruptcy laws or any other applicable law or statute of the United States of America or any state is filed by or against Borrower.

(d)

A court of competent jurisdiction enters an order, judgment or decree appointing a custodian, receiver, trustee, liquidator or conservator of Borrower or of the whole or any substantial part of its properties, or approves a petition filed by or against Borrower seeking reorganization or arrangement or similar relief under the federal bankruptcy laws or any other applicable law or statute of the United “States of America or any state; or if, under the provision of any other law for the relief or aid of debtors, a court of competent jurisdiction assumes custody or control of Borrower or of the whole or any substantial part of its properties; or there is commenced by or against Borrower any proceeding for any of the foregoing relief and such proceeding or petition remains undismissed for a period of  thirty (30) days; or if Borrower by any act indicates its consent to or approval of any such proceeding or petition.

(e)

If (i) any judgment remaining unpaid, unstayed or undismissed for a period of Sixty (60) days is rendered against Borrower which by itself or together with all other such judgments rendered against Borrower remaining unpaid, unstayed or undismissed for a period of Sixty (60) days, is in excess of Twenty-Five Thousand Dollars ($25,000.00), or (ii) there is any attachment or execution against Borrower’s properties remaining unstayed or undismissed for a period of Sixty (60) days which by itself or together with all other attachments and executions against Borrower’s properties remaining unstayed or undismissed for a period of Sixty (60) days is for an amount in excess of Twenty-Five Thousand Dollars ($25,000.00).

8.

Remedies. Upon the occurrence of any default as defined above, Lender will have the right at its option to enforce and to exercise any or all of its rights under this Agreement or otherwise. In addition to all other rights and remedies, Lender shall have the remedies of a secured party under the UCC. In exercising these remedies, Lender and Borrower agree as follows:

(a)

Lender may at its option require Borrower to assemble the Collateral and make it available to Lender at a place to be designated by Lender which is reasonably convenient to both parties. In the event Borrower fails or refuses to assemble the Collateral, Lender shall have the right, and Borrower hereby authorize and empowers Lender, to enter the premises upon which the Collateral is located in order to remove the same.

(b)

Lender will give Borrower reasonable notice of the time and place of any public sale of the Collateral, or of the time after which any private sale or other intended disposition of the Collateral is to be made, unless the Collateral is perishable, threatens to decline speedily in value, or is of a type customarily sold on a recognized market. The requirement of reasonable notice shall be met if a written notice is mail to Borrower postage prepaid, to the address of Borrower last known to Lender, at least 10 days prior to the date of the sale or disposition.

(c)

Borrower agrees to surrender possession of the Collateral to Lender in the event Lender elects to foreclose this security interest. Borrower waives any notice of the exercise of any and all options reserved to Lender by this Agreement.

(d)

Borrower will, upon Lender’s request, deliver to Lender all original invoices, bills, charge or credit card receipts, books and records and other documents evidencing or describing any of the account receivable constituting a part of the Collateral. Borrower will also execute and deliver to Lender an assignment of the right to receive payments under all such Accounts. The parties recognize, however, that in the event of default such Accounts shall be deemed assigned to Lender, whether or not the assignments described above are actually delivered.

(e)

Lender shall have the right and are hereby authorized to collect all amounts due under the Accounts; sue or take other actions to collect the same in its own name or as assignee of or in the name of Borrower compromise or give acquittance for amounts due; and use such other measures as Lender may in its sole discretion deem appropriate for collection of the Accounts. All such actions shall be taken at the sole expense of Borrower who agrees to reimburse Lender for all reasonable amounts expended (including a reasonable attorney’s fee), together with interest thereon from the date of expenditure at the rate then applicable under the Secured Notes.

(f)

This Agreement constitutes a direction to and full authority to any Account debtor to pay directly to Lender any such accounts. No proof of default shall be required. Any such debtor is hereby irrevocably and unconditionally authorized to rely upon and comply with any notice from Lender. The debtor shall not be liable to Borrower or any person claiming under Borrower for making any payment or rendering any performance to Lender. The debtor shall have no obligation or right to inquire whether any default has occurred or is then existing. By its execution of this Agreement, Borrower irrevocably and unconditionally joins in, authorizes and consents to the above instructions.

(g)

The proceeds of any sale of the Collateral shall be applied to the following items in the following order: (a) the reasonable expenses of repossessing the Collateral and preparing for the holding the sale, including without limitation all reasonable attorney’s fees incurred by Lender; (b) interest and principal then due (by acceleration or otherwise) under the Secured Note and any other debts specifically secured by the Agreement; (c) interest and principal then due (by acceleration or otherwise) under any other debts of Borrower to Lender (to be applied in whatever order Lender may in its sole discretion determine); (d) indebtedness of Borrower to other secured parties, provided written notice of demand therefore is received by Lender before the sale (to be applied in the order Lender receives the requires); and (e) the balance, if any, to Borrower.

9.

Set-off. Upon default by Borrower under this Agreement, Lender (or the holder or owner of any debt secured by this Agreement) shall immediately have the right without further notice to Borrower to set off against the Secured Note and any other debts secured by this Agreement all debts of Lender (or such holder or owner) to Borrower, whether or not then due.

10.

Notice. All notices, requests, certificates or other communications permitted or required hereunder (“notices”) shall be conclusively deemed to have been received and shall be effective (i) on the day on which delivered by hand, email or telecopier to the respective party; (ii) if sent by registered or certified mail, return receipt requested, postage prepaid; (iii) on the third Business Day after the day on which mailed, addressed to the respective party; or (iv) if sent by overnight courier, the next business day after being sent by overnight courier. Notices may be delivered as follows:

To the Company:

FullNet Communications, Inc.

201 Robert S. Kerr Avenue, Suite 210

Oklahoma City, OK 73102

Attn:  Roger P. Baresel, President & CFO

Tel:     (405) 232-0958x102

Fax:

(405) 236-8201

E-mail:

 rbaresel@fullnet.net

To the Lender:

High Capital Funding, LLC

333 Sandy Springs Circle, Suite 230

Atlanta, GA 30328

Attn:  Frank E. Hart, President

Profit Concepts, Ltd., Manager

Tel:  (404) 257-9150

Fax:  (404) 257-9125

Email:  ldowd@highcapus.com

1.

Miscellaneous. The following provisions are additional terms of this Agreement:

(a)

Lender has no duty to maintain, repair or protect the Collateral.

(b)

No waiver by Lender of any default shall operate as a waiver of any other default or of the same default on a future occasion.

(c)

All rights and remedies of Lender are cumulative and may be exercised successively or concurrently, and shall inure to the benefit of Lender’s assigns.

(d)

All obligations of Borrower shall bind his trustees, custodians, general partners, successors and assigns.

(e)

The captions of the sections of this Agreement are inserted for convenience only and shall not be used in the interpretation or construction of any provisions hereof.

(f)

If any provisions of this Agreement is held invalid or unenforceable, the holding shall affect only the provision in question and all other provisions on this Agreement shall remain in full force and effect.

(g)

This Agreement supersedes all prior oral and/or written agreements concerning the subject matter hereof.

IN WITNESS WHEREOF, Borrower has executed this Agreement the day and year first above written.

FULLNET COMMUNICATIONS, INC.

By: ______________________________

      Timothy J. Kilkenny, CEO

By: ______________________________

       Roger P. Baresel, President

HIGH CAPITAL FUNDING, LLC

By:

Its:

SCHEDULE  1

EXISTING SECURITY INTERESTS

$50,000 Note Payable and Associated Security Interest

 in favor of High Capital Funding, LLC

dated May 31, 2013

EXHIBIT 10.52

SECURED EXCHANGE PROMISSORY NOTE

$50,000.00

Atlanta, GA

              May 31, 2013

FOR VALUE RECEIVED, the undersigned FullNet Communications, Inc. an Oklahoma corporation (Borrower), promises to pay to the order of High Capital Funding, LLC, a Delaware limited liability company and assigns (Lender) at 333 Sandy Springs Circle, Suite 230, Atlanta, GA  30328, or at such other place as might be designated in writing by the Lender, the principal sum of $50,000.00 in lawful money of the United States of America, on May 31, 2023. (Maturity Date), together with interest on the unpaid principal balance of said principal sum at the rate of six per cent (6%) per annum (computed on the basis of a 365 day year) payable monthly in arrears from the date hereof until such principal sum is fully paid: provided, however, Borrower shall make interest only payments for the first 12 months, then equal monthly payments thereafter sufficient to fully amortize the liability through maturity.

The terms and conditions contained herein supplant the terms and conditions of the Lease Agreement dated November 21, 2001, covering certain telecommunications equipment also referred to by the parties as the “Lightwave” lease.

This Note shall be secured by a lien on the Lightwave Equipment of Borrower, as more fully set forth in the Security Agreement attached as Exhibit 1 hereto and made a part hereof.  The Lender has the right at any time and from time to time to convert the then outstanding balance of principal and interest into Borrower’s unregistered common stock at the rate of $1.00 per share, provided the conversion would not make Lender’s (including any affiliates) common stock ownership in Borrower exceed 9.95% of the issued and outstanding shares of common stock.

The Borrower will have the right at any time and from time to time to prepay the unpaid principal balance of this Note in whole or in part without penalty with interest on the unpaid principal balance accrued to the date of prepayment; and, the Lender has agreed that prior to any sale or assignment of this promissory note at a discount pursuant to a bona fide offer from a third party, Borrower or its written assignee of this right shall have the right of first refusal to match the offer and purchase this promissory note.

Upon repayment and/or conversion of the debt secured by this Secured Exchange Promissory Note, clear title to the collateral for this loan, identified in Exhibit A of the attached Exhibit 1, shall be transferred to Borrower where is and as is with no other warranties whatsoever.

This Note shall be governed and construed in accordance with the internal laws of the State of Georgia without regard to the principles of conflict of laws.  Borrower consents to the jurisdiction of the Superior Court of the State of Georgia, Fulton County and/or any Federal District court located in the State of Georgia for any suit brought under this Note.

The Borrower agrees that a facsimile of this Note signed on behalf of Borrower shall constitute an enforceable obligation against Borrower.  If suit is brought for the collection of this Note, borrower shall not be entitled to raise as a defense that a facsimile of this Note and not an original has been placed in evidence.

The Borrower agrees that if, and as often as, this Note is placed in the hands of an attorney for collection or to defend or enforce any of the Lender’s rights under this Note, the Borrower will pay the Lender’s reasonable attorneys’ fees, all court costs and all other expenses incurred by the Lender in connection therewith.

IN WITNESS WHEREOF, the Borrower has executed this instrument effective the date first above written.

FullNet Communications, Inc.

By: ________________________________

      Timothy J. Kilkenny, CEO

By: ___________________________________

      Roger Baresel, President & CFO

SECURITY AGREEMENT

THIS SECURITY AGREEMENT, (“Agreement”) is made as of this 31st day of May, 2013, by and among, FullNet Communications, Inc. an Oklahoma corporation (hereinafter “Borrower”) and HIGH CAPITAL FUNDING, LLC (the “Lender”).

WHEREAS, this Agreement is given to secure performance of the obligations (“Obligations”) under the Secured Exchange Promissory Note dated May 31, 2013 (“Secured Note”), executed by Borrower, in favor of Lender in the principal amount of $50,000.00, together with interest thereon as provided for in the Secured Note.

NOW, THEREFORE, in consideration of the loan made by the Lender to Borrower, and further consideration of the covenants and promises contained in this Agreement, and for other good and valuable consideration, the parties agree as follows:

2.

Defined Terms. As used in this Agreement, the following terms shall have the following meanings:

(a)

“Collateral” has the meaning set forth in paragraph 3 hereof.

(b)

“PTO” means the United States Patent and Trademark Office.

(c)

“UCC” means the Uniform Commercial Code as in effect in the State of Oklahoma.

(d)

Terms Defined in UCC. Where applicable in the context of this Agreement and except as otherwise defined herein, terms used in this Agreement shall have the meanings assigned to them in the UCC.

(e)

Construction. In this Agreement, the following rules of construction and interpretation shall be applicable: (i) no reference to “proceeds” in this Agreement authorizes any sale, transfer, or other disposition of any Collateral by Borrower; (ii) “includes” and “including” are not limiting; (iii) “or” is not exclusive; and (iv) “all” includes “any” and “any” includes “all.”

3.

Exchange.  The terms and conditions contained herein supplant the terms and conditions of the Lease Agreement dated November 21, 2001, covering certain telecommunications equipment also referred to by the parties as the “Lightwave” lease.

4.

Security Interest.

(a)

Grant of Security Interest. As security for the payment and performance of the Obligations, Borrower hereby assigns, transfers and conveys to Lender, and grants to Lender, a security interest in and to all of Borrower’s right, title and interest in, to and under the following property, in each case whether now or hereafter existing or arising or in which Borrower now has or hereafter owns, acquires or develops an interest and wherever located (collectively, the “Collateral”):

(i)

The Lightwave Equipment, more specifically identified on Exhibit A attached hereto; and

(ii)

all Proceeds of any and all of the foregoing Collateral (including license royalties, rights to payment, accounts and proceeds of infringement suits) and, to the extent not otherwise included, all payments under insurance (whether or not Lender is the loss payee thereof) or any indemnity, warranty or guaranty payable by reason of loss or damage to or otherwise with respect to the foregoing Collateral.

(b)

Continuing Security Interest. Borrower agrees that this Agreement shall create a continuing security interest in the Collateral which shall remain in effect until terminated in accordance herewith.

(c)

Termination of Security Interest & Transfer of Title.

(i)

Lender hereby agrees that upon the timely payment by Borrower to Lender of all amounts due under the Secured Note and/or conversion of the debt secured by this Security Agreement, this Security Agreement shall terminate and shall be of no further force or effect.  Lender does hereby agree to execute and deliver a release of this Security Interest within (5) days after the final payment.  If Lender fails to execute and deliver the release required herein within the allowed time period, Borrower is hereby authorized to execute, file and record in Lender’s stead an instrument terminating this security interest; and

(ii)

 Upon repayment and/or conversion of the debt secured by this Security Agreement, clear title to the collateral for this loan, identified in Exhibit A, shall be transferred to Borrower where is and as is with no other warranties whatsoever.

1.

Collateral Free of Other Security Interests.  Borrower warrants that no financing statement covering any of the Collateral or its proceeds is on file in any public office at this date or will be on file with respect to the Collateral at the time the Collateral becomes subject to this Agreement except as set forth on Schedule 1. No other material security affects the Collateral at this date, and no arrangement exists whereby the Collateral will in the future become subject to a security interest senior to the lien of this Security Agreement except as set forth on Schedule 1.

Borrower authorizes Lender at its option and its sole discretion to discharge any taxes, charges, assessments, liens or other security interests or other encumbrances to which the Collateral may become subject. Lender may pay amounts to preserve and maintain the Collateral, if Borrower fails to do so. Borrower agrees to reimburse Lender within 10 days after demand for any payment made or any expense incurred by Lender pursuant to the foregoing authorization, together with interest on the amount expended at the rate of 8% per annum from the date of the payment. Any such amounts shall be secured by and under this Agreement.

2.

Fees and Taxes.  Borrower will use reasonably commercial efforts to timely pay any and all license fees, taxes, assessments and public charges, general and special, that may at any time be levied or assessed upon or against Collateral.

3.

Maintenance of Collateral.  Borrower will, at Borrower’s expense, maintain and keep the tangible Collateral at its present location (or will provide Lender with reasonable advance written notice if any such Collateral is to be moved) in good order and repair, ordinary wear and tear excepted, and shall not, without the prior written consent of Lender, sell, dispose of or substantially alter the Collateral, except dispositions or alterations in the ordinary course of Borrower’s business.

Borrower will not use the Collateral in material violation of any ordinance or state or federal statute or any administrative rules or regulation of law.

Borrower will use reasonably commercial efforts to avoid the Collateral from being attached or seized by any legal process. Borrower will defend and indemnify Lender from all expense and liability of every kind to any person or to the property of any person by reason of or in connection with the delivery, possession or use of the Collateral.

4.

Further Acts. On a continuing basis, Borrower shall make, execute, acknowledge and deliver, and file and record in the proper filing and recording places, all such instruments and documents, and take all such action as may be necessary or advisable or may be requested by Lender to carry out the intent and purposes of this Agreement, or for assuring, confirming or protecting the grant or perfection of the security interest granted or purported to be granted hereby, to ensure Borrower’s compliance with this Agreement or to enable Lender to exercise and enforce its rights and remedies hereunder with respect to the Collateral, including any documents for filing with the PTO or any applicable state office. Lender may record this Agreement, an abstract thereof, or any other document describing Lender’s interest in the Collateral with the PTO, at the expense of Borrower. In addition, Borrower authorizes Lender to file financing statements describing the Collateral in any UCC filing office deemed appropriate by Lender. If the Borrower shall at any time hold or acquire a commercial tort claim arising with respect to the Collateral, the Borrower shall immediately notify Lender in a writing signed by the Borrower of the brief details thereof and grant to the Lender in such writing a security interest therein and in the proceeds thereof, all upon the terms of this Agreement, with such writing to be in form and substance satisfactory to the Lender.

5.

Authorization to Supplement. If Borrower shall obtain rights to any new patentable inventions or become entitled to the benefit of any patent application or patent for any reissue, division, or continuation, of any patent or trademark, the provisions of this Agreement shall automatically apply thereto. Borrower shall give prompt notice in writing to Lender with respect to any such new patent or trademark rights.

6.

Additional Parties and Collateral. In the event that the Company forms or acquires an interest in any entity that becomes a subsidiary of the Company prior to payment in full of the Secured Notes, Borrower agrees that it will cause any such subsidiary to become a signatory to this Agreement and further agrees that as a result of such action, the tangible and intangible assets of any such subsidiary shall become Collateral pursuant to this Agreement to the same extent as if any such subsidiary had executed this Agreement as an original signatory and its tangible and intangible assets had been included in Section 3(a) above, provided, however, that with respect to any acquired entity, the existence and continuance of security agreements of any such entity in effect at the time of such acquisition shall not constitute a breach of this agreement. Borrower expressly acknowledges that a failure to comply with the provisions of this Section 9 shall constitute a default under this Agreement.

7.

Default.  The breach or failure of any term, agreement or covenant of this Agreement, the occurrence of an event of default upon any term contained in the Secured Note, or the occurrence of any event of default specified below, shall constitute a default hereunder.

(a)

Borrower fails to make any payment hereunder when due, which failure has not been cured within Ten (10) days following such due date.

(b)

Any defined event of default occurs under any contract or instrument pursuant to which Borrower has incurred any liability for borrowed money in excess of twenty-five thousand dollars ($25,000.00), which event of default has not been waived within Five

(5) business days following such occurrence, and which event of default is reasonably likely to materially affect the Company’s business.

(c)

A petition to take advantage of any insolvency act is filed by or against Borrower; Borrower makes an assignment for the benefit of its creditors; a proceeding for the appointment of a receiver, trustee, liquidator or conservator of Borrower of a whole or any substantial part of Borrower’s property is filed by or against Borrower; a petition or answer seeking reorganization or arrangement or similar relief under the federal bankruptcy laws or any other applicable law or statute of the United States of America or any state is filed by or against Borrower.

(d)

A court of competent jurisdiction enters an order, judgment or decree appointing a custodian, receiver, trustee, liquidator or conservator of Borrower or of the whole or any substantial part of its properties, or approves a petition filed by or against Borrower seeking reorganization or arrangement or similar relief under the federal bankruptcy laws or any other applicable law or statute of the United “States of America or any state; or if, under the provision of any other law for the relief or aid of debtors, a court of competent jurisdiction assumes custody or control of Borrower or of the whole or any substantial part of its properties; or there is commenced by or against Borrower any proceeding for any of the foregoing relief and such proceeding or petition remains undismissed for a period of  thirty (30) days; or if Borrower by any act indicates its consent to or approval of any such proceeding or petition.

(e)

If (i) any judgment remaining unpaid, unstayed or undismissed for a period of Sixty (60) days is rendered against Borrower which by itself or together with all other such judgments rendered against Borrower remaining unpaid, unstayed or undismissed for a period of Sixty (60) days, is in excess of Twenty-Five Thousand Dollars ($25,000.00), or (ii) there is any attachment or execution against Borrower’s properties remaining unstayed or undismissed for a period of Sixty (60) days which by itself or together with all other attachments and executions against Borrower’s properties remaining unstayed or undismissed for a period of Sixty (60) days is for an amount in excess of Twenty-Five Thousand Dollars ($25,000.00).

8.

Remedies. Upon the occurrence of any default as defined above, Lender will have the right at its option to enforce and to exercise any or all of its rights under this Agreement or otherwise. In addition to all other rights and remedies, Lender shall have the remedies of a secured party under the UCC. In exercising these remedies, Lender and Borrower agree as follows:

(a)

Lender may at its option require Borrower to assemble the Collateral and make it available to Lender at a place to be designated by Lender which is reasonably convenient to both parties. In the event Borrower fails or refuses to assemble the Collateral, Lender shall have the right, and Borrower hereby authorize and empowers Lender, to enter the premises upon which the Collateral is located in order to remove the same.

(b)

Lender will give Borrower reasonable notice of the time and place of any public sale of the Collateral, or of the time after which any private sale or other intended disposition of the Collateral is to be made, unless the Collateral is perishable, threatens to decline speedily in value, or is of a type customarily sold on a recognized market. The requirement of reasonable notice shall be met if a written notice is mail to Borrower postage prepaid, to the address of Borrower last known to Lender, at least 10 days prior to the date of the sale or disposition.

(c)

Borrower agrees to surrender possession of the Collateral to Lender in the event Lender elects to foreclose this security interest. Borrower waives any notice of the exercise of any and all options reserved to Lender by this Agreement.

(d)

Borrower will, upon Lender’s request, deliver to Lender all original invoices, bills, charge or credit card receipts, books and records and other documents evidencing or describing any of the account receivable constituting a part of the Collateral. Borrower will also execute and deliver to Lender an assignment of the right to receive payments under all such Accounts. The parties recognize, however, that in the event of default such Accounts shall be deemed assigned to Lender, whether or not the assignments described above are actually delivered.

(e)

Lender shall have the right and are hereby authorized to collect all amounts due under the Accounts; sue or take other actions to collect the same in its own name or as assignee of or in the name of Borrower compromise or give acquittance for amounts due; and use such other measures as Lender may in its sole discretion deem appropriate for collection of the Accounts. All such actions shall be taken at the sole expense of Borrower who agrees to reimburse Lender for all reasonable amounts expended (including a reasonable attorney’s fee), together with interest thereon from the date of expenditure at the rate then applicable under the Secured Notes.

(f)

This Agreement constitutes a direction to and full authority to any Account debtor to pay directly to Lender any such accounts. No proof of default shall be required. Any such debtor is hereby irrevocably and unconditionally authorized to rely upon and comply with any notice from Lender. The debtor shall not be liable to Borrower or any person claiming under Borrower for making any payment or rendering any performance to Lender. The debtor shall have no obligation or right to inquire whether any default has occurred or is then existing. By its execution of this Agreement, Borrower irrevocably and unconditionally joins in, authorizes and consents to the above instructions.

(g)

The proceeds of any sale of the Collateral shall be applied to the following items in the following order: (a) the reasonable expenses of repossessing the Collateral and preparing for the holding the sale, including without limitation all reasonable attorney’s fees incurred by Lender; (b) interest and principal then due (by acceleration or otherwise) under the Secured Note and any other debts specifically secured by the Agreement; (c) interest and principal then due (by acceleration or otherwise) under any other debts of Borrower to Lender (to be applied in whatever order Lender may in its sole discretion determine); (d) indebtedness of Borrower to other secured parties, provided written notice of demand therefore is received by Lender before the sale (to be applied in the order Lender receives the requires); and (e) the balance, if any, to Borrower.

9.

Set-off. Upon default by Borrower under this Agreement, Lender (or the holder or owner of any debt secured by this Agreement) shall immediately have the right without further notice to Borrower to set off against the Secured Note and any other debts secured by this Agreement all debts of Lender (or such holder or owner) to Borrower, whether or not then due.

10.

Notice. All notices, requests, certificates or other communications permitted or required hereunder (“notices”) shall be conclusively deemed to have been received and shall be effective (i) on the day on which delivered by hand, email or telecopier to the respective party; (ii) if sent by registered or certified mail, return receipt requested, postage prepaid; (iii) on the third Business Day after the day on which mailed, addressed to the respective party; or (iv) if sent by overnight courier, the next business day after being sent by overnight courier. Notices may be delivered as follows:

To the Company:

FullNet Communications, Inc.

201 Robert S. Kerr Avenue, Suite 210

Oklahoma City, OK 73102

Attn:  Roger P. Baresel, President & CFO

Tel:     (405) 232-0958x102

Fax:

(405) 236-8201

E-mail:

 rbaresel@fullnet.net

To the Lender:

High Capital Funding, LLC

333 Sandy Springs Circle, Suite 230

Atlanta, GA 30328

Attn:  Frank E. Hart, President

Profit Concepts, Ltd., Manager

Tel:  (404) 257-9150

Fax:  (404) 257-9125

Email:  ldowd@highcapus.com

1.

Miscellaneous. The following provisions are additional terms of this Agreement:

(a)

Lender has no duty to maintain, repair or protect the Collateral.

(b)

No waiver by Lender of any default shall operate as a waiver of any other default or of the same default on a future occasion.

(c)

All rights and remedies of Lender are cumulative and may be exercised successively or concurrently, and shall inure to the benefit of Lender’s assigns.

(d)

All obligations of Borrower shall bind his trustees, custodians, general partners, successors and assigns.

(e)

The captions of the sections of this Agreement are inserted for convenience only and shall not be used in the interpretation or construction of any provisions hereof.

(f)

If any provisions of this Agreement is held invalid or unenforceable, the holding shall affect only the provision in question and all other provisions on this Agreement shall remain in full force and effect.

(g)

This Agreement supersedes all prior oral and/or written agreements concerning the subject matter hereof.

IN WITNESS WHEREOF, Borrower has executed this Agreement the day and year first above written.

FULLNET COMMUNICATIONS, INC.

By: ______________________________

      Timothy J. Kilkenny, CEO

By: ______________________________

       Roger P. Baresel, President

HIGH CAPITAL FUNDING, LLC

By:

Its:

SCHEDULE  1

EXISTING SECURITY INTERESTS

NONE

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy J. Kilkenny, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2013 of FullNet Communications, Inc.;

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

Date: November 14, 2013

/s/ Timothy J. Kilkenny Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Roger P. Baresel, certify that:.

1.	I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2013 of FullNet Communications, Inc.;

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

Date: November 14, 2013

/s/ Roger P. Baresel, President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2013 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2013	/s/ Timothy J. Kilkenny,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2013 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2013	/s/ Roger P. Baresel,
President and Chief Financial and
Accounting Officer