Form 10-K
period 2013-12-31
FULLNET COMMUNICATIONS INC
filed 2014-03-31
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer   ☐                                                                                             Accelerated filer   ☐

Non-accelerated filer   ☐                                                                                               Smaller reporting company   ☑

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

     The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of the Common Stock, as of the last business day (June 30, 2013) of registrant’s completed second quarter was $263,207.

As of March 31, 2014, 9,118,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FULLNET COMMUNICATIONS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2013

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma.  FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services as well as advanced voice and data solutions.  At December 31, 2013 FullTel provided us with local telephone access in approximately 232 cities.

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

Generate Internal Sales Growth

We intend to expand our customer base by increasing our marketing efforts. At December 31, 2013, our sales efforts are carried out by technical engineers and our senior management.  In addition, we have independent agents in certain markets. We are exploring other strategies to increase our sales, including other marketing partners and Internet based advertising programs.

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

Our branded and private label Internet access services are provided through a statewide network with points-of-presence in 232 communities throughout Oklahoma. Points-of-presence are local telephone numbers through which customers can access the Internet. Our business services consist of high-speed Internet access services and other services that enable wholesale customers to outsource their Internet and electronic commerce activities. We had approximately 200 and 400 customers at December 31, 2013 and 2012, respectively. Additionally, FullNet sells Internet access to other Internet service providers, who then resell Internet access to their own customers under their private label or under the “FullNet” brand name.

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

The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in Oklahoma within the AT&T service area. At December 31, 2013, FullTel provided us with local telephone access in approximately 232 cities. However, our ability to fully take advantage of these opportunities will be dependent upon the availability of additional capital.

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

Our current and prospective competitors include, in addition to other national, regional and local Internet service providers, long distance and local exchange telecommunications companies, cable television, direct broadcast satellite, wireless communication providers and online service providers. While we believe that our network, products and customer service distinguish us from these competitors, most of these competitors have significantly greater market presence, brand recognition, financial, technical and personnel resources than us.

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

Employees

As of December 31, 2013, we had 14 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.

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

Necessity of Successfully Overcoming Numerous Financial and Operational Challenges in Order to Continue as a Going Concern.

At December 31, 2013, our current liabilities exceeded our current assets by $828,689, our total liabilities exceeded our total assets by $1,003,235, and we had an accumulated deficit of $10,150,511.  In addition, as set forth below, we face a number of operational challenges which we must successfully meet.  Our ability to continue as a going concern is dependent upon our continued operations that in turn are dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, to achieve the objectives of our business plan and to succeed in our future operations. Our business plan includes, among other things, expansion of our Internet access services through mergers and acquisitions and the development of our web hosting, co-location and traditional telephone services. Execution of our business plan will require significant capital to fund capital expenditures, working capital needs and debt service. Current cash balances will not be sufficient to fund our current business plan beyond the next few months. As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity.  There can be no assurance that we will be able to obtain additional capital on satisfactory terms, or at all, or on terms that will not dilute our shareholders’ interests.  Consequently we might be unsuccessful in overcoming the numerous financial and operational challenges required to continue as a going concern.

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

Dependence on Key Personnel.

Our success depends in large part upon the continued successful performance of our current executive officers and key employees, Timothy J. Kilkenny, Roger P. Baresel and Jason C. Ayers, for our continued research, development, marketing and operation. Although we have employed, and will employ in the future, additional qualified employees as well as retaining consultants having significant experience, if Messrs. Kilkenny, Baresel or Ayers fail to perform any of their duties for any reason whatsoever, our ability to market, operate and support our products/services will be adversely affected. While we are located in areas where the available pool of people is substantial, there is also significant competition for qualified personnel.  Consequently our dependence on these key personnel could have a material adverse effect on our business prospects, financial condition and results of operation.

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

	Common Stock
	Closing Sale Prices
	High	Low
2013 –Calendar Quarter Ended:
March 31	$ .025	$ .025
June 30.040		.040
September 30.040		.040
December 31.050		.030
2012 –Calendar Quarter Ended:
March 31	$ .003	$ .003
June 30.003		.003
September 30.010		.010
December 31.030		.021

Number of stockholders

The number of beneficial holders of record of our common stock as of the close of business on March 31, 2014 was approximately 117.

Dividend Policy

To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2013, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans that have been approved by our shareholders. All of our outstanding stock option grants and warrants were pursuant to individual compensation arrangements and exercisable for the purchase of our common stock shares.

Number of
Securities
		Weighted-	Remaining
	Number of	Average	Available for
	Shares	Exercise Price	Future
	Underlying	of	Issuance under
	Unexercised	Outstanding	Equity
	Options	Options and	Compensation
Plan Category	and Warrants	Warrants	Plans
Equity compensation plans approved by our shareholders:
None	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors	-	$ -	-
Stock options granted to employees	3,202,882	$ .030	-
Warrants and certain stock options issued to non-employees	550,000	$ .003	-

Total	3,752,882	$ .026	-

Recent Sales of Unregistered Securities

On June 3, 2013, pursuant to shareholder authorization, we issued 987,102 shares of our Series A convertible preferred stock and $401,004 was recognized as gain on Series A convertible preferred stock issued in exchange for indebtedness (see Note H – Series A Convertible Preferred Stock of the financial statements appearing elsewhere in this Report).

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the years ended December 31,

2013 and 2012:

	For the Years Ended December 31,
	2013		2012
		Percentage	Restated	Percentage
	Amount	of revenues	Amount	of revenues
Revenues:
Access service revenues	$ 112,613	6.9	$ 159,692	10.0
Co-location and other revenues	1,514,247	93.1	1,434,540	90.0

Total revenues	1,626,860	100.0	1,594,232	100.0

Operating costs and expenses:
Cost of access service revenues	109,716	6.8	125,961	7.9
Cost of co-location and other revenues	327,296	20.1	357,223	22.4
Selling, general and administrative expenses	1,318,810	81.0	1,240,627	77.8
Depreciation and amortization	29,087	1.8	39,620	2.5
Impairment expense	-	-	31,295	2.0
Total operating costs and expenses	1,784,909	109.7	1,794,726	112.6

Loss from operations	(158,049)	(9.7)	(200,494)	(12.6)

Gain on Series A convertible preferred stock issued in exchange for indebtedness	401,004	24.6	-	-
Interest expense	(19,588)	(1.2)	(22,604)	(1.4)

Net income (loss)	$ 223,367	13.7	$ (223,098)	(14.0)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Access service revenues decreased $47,079 or 29.5% to $112,613 for the year 2013 from $159,692 for the year 2012 primarily due to a decline in the number of customers.

Co-location and other revenues increased $79,707 or 5.6% to $1,514,247 for the year 2013 from $1,434,540 for the year 2012. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $16,245 or 12.9% to $109,716 for the year 2013 from $125,961 for the year 2012. This decrease was primarily due to reductions in recurring costs associated with our network.  Cost of access service revenues as a percentage of access service revenues increased to 97.4% for the year 2013 from 78.9% for the year 2012.

Cost of co-location and other revenues decreased $29,927 or 8.4% to $327,296 for the year 2013 from $357,223 for the year 2012 primarily related to reductions in costs of servicing our traditional phone service customers due to a reduction in the number of customers utilizing that service.  Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 21.6% for the year 2013 from 24.9% for the year 2012.

Selling, general and administrative expenses increased $78,183 or 6.3% to $1,318,810 for the year 2013 from $1,240,627 for the year 2012.  Employee costs, advertising expense, rent expense and bank fees increased $97,719, $10,121, $7,681, and $6,438, respectively.  The increase in employee costs included $48,040 of expenses related to employee stock options, $32,755 related to annual wage increases, $8,236 in payroll tax expense and $9,640 in employee insurance costs.   There was a reduction in agent commissions and professional services of $22,554 and $23,628, respectively.  Selling, general and administrative expenses as a percentage of total revenues increased to 81.0% for the year 2013 from 77.8% for the year 2012.

Depreciation and amortization expense decreased $10,533 or 26.6% to $29,087 for the year 2013 from $39,620 for the year 2012 primarily related to several assets reaching full depreciation.

An impairment expense of $31,295 was incurred in 2012 and in 2013 no impairment expense was incurred.

Gain on Series A convertible preferred stock issued in exchange for indebtedness

   On June 3, 2013, pursuant to shareholder authorization, we issued 987,102 shares of its Series A convertible preferred stock and $401,004 was recognized as gain on Series A convertible preferred stock issued in exchange for indebtedness for the year ended December 31, 2013. See breakdown below:

   We issued 59,634 and 203,169 of its series A convertible preferred stock to settle $55,000 of debt, $4,634 of accrued interest and $203,169 of accounts payable. As a result, we recognized a gain on settlement of debt and accrued interest of $57,248 and a gain on settlement of accounts payable of $195,042.

   Members of our management and board of directors accounted for 609,507 shares of the shares issued in exchange for $609,507 and $46,626 of our deferred compensation and accrued payroll taxes.  Participation of our management and board of directors in this exchange was approved by a majority of our shareholders.

   Also, accounts payable of $114,792 was exchanged for 114,792 of series A convertible preferred stock. We recognized $110,200 as gain on settlement of accounts payable for the year ended December 31, 2013. An additional $38,514 of gain netted against $9,694 of professional fees was recognized as we wrote off additional accounts payables and deferred compensation due to the applicable Statute of Limitations.

Interest Expense

Interest expense decreased $3,016 or 13.3% to $19,588 for the year 2013 from $22,604 for the year 2012 primarily related to a decrease in notes payable.

Liquidity and Capital Resources

As of December 31, 2013, we had $30,072 in cash and $885,029 in current liabilities, including $302,129 of deferred revenues that will not require settlement in cash.

At December 31, 2013 and 2012, we had working capital deficits of $828,689, and $2,029,431, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

At December 31, 2013, of the $127,077 we owed to our trade creditors $111,031 was past due. We have no formal agreements regarding payment of these amounts.

In addition, during the year ended December 31, 2013, we had two customers that each comprised approximately 9% and 8% of total revenues, respectively.  During the year ended December 31, 2012, these two customers each comprised approximately 11% and 9% of total revenues, respectively.

Cash flow for the years ending December 31, 2013 and 2012 consist of the following:

	For the Years Ended December 31,
	2013	2012
Net cash flows provided by operations	$ 55,218	$ 37,502
Net cash flows used in investing activities	(11,976)	(14,190)
Net cash flows used in financing activities	(24,017)	(23,452)

Cash used for the purchases of equipment was $11,976 and $14,190, respectively, for the years ended December 31, 2013 and 2012.

Cash used for principal payments on notes payable was $24,017 and $23,872, respectively, for the years ended December 31, 2013 and 2012.  Cash provided by the exercise of stock options was $420 for the year ended December 31, 2012.

On June 3, 2013, pursuant to shareholder authorization, we issued 987,102 shares of our Series A convertible preferred stock and $401,004 was recognized as gain on Series A convertible preferred stock issued in exchange for indebtedness for the year ended December 31, 2013. See breakdown below:

We issued 59,634 and 203,169 of our series A convertible preferred stock to settle $55,000 of debt, $4,634 of accrued interest and $203,169 of accounts payable (see Note D – Convertible Notes Payable Related Party). As a result, we recognized a gain on settlement of debt and accrued interest of $57,248 and a gain on settlement of accounts payable of $195,042.

Members of our management and board of directors accounted for 609,507 shares of the shares issued in exchange for $609,507 and $46,626 of our deferred compensation and accrued payroll taxes.  Participation of our management and board of directors in this exchange was approved by a majority of our shareholders.

Also, accounts payable of $114,792 was exchanged for 114,792 of series A convertible preferred stock. We recognized $110,200 as gain on settlement of accounts payable for the year ended December 31, 2013. An additional $38,514 of gain netted against $9,694 of professional fees was recognized as we wrote off additional accounts payables and deferred compensation due to the applicable Statute of Limitations.

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

As of December 31, 2013, our material contractual obligations and commitments were:

Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt	$ 350,365	$ 45,060	$ 93,622	$ 179,868	$ 31,815
Operating leases	1,311,123	202,213	443,564	443,564	221,782
Total contractual cash obligations	$ 1,661,488	$ 247,273	$ 537,186	$ 623,432	$ 253,597

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During 2013 and 2012, we did not have disagreements with our principal independent accountants.

   Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures.

Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2013 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses identified below.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Our internal control system was designed to, in general, provide reasonable assurance to our management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  The framework used by our  management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2013, was not effective due to the following material weakness:

a.

We did not identify the proper accounting treatment for Increasing Rate Preferred Stock.

   As of the date of this filing, the item noted above was adjusted in the accompanying financial statements.

   This annual report does not include an attestation report of our public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission adopted as of September 21, 2010 that permit us to provide only our management’s report in this annual report.

   Changes in Internal Control over Financial Reporting

   No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

The following information is furnished as of March 28, 2014 for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of three members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Position
Timothy J. Kilkenny	55	Chief Executive Officer and Chairman of the Board of Directors
Roger P. Baresel	58	President, Chief Financial Officer and Secretary and Director
Jason C. Ayers	39	Vice President of Operations and Director
Patricia R. Shurley	57	Vice President of Finance
Michael D. Tomas	41	Vice President of Technology

Timothy J. Kilkenny has served as our Chief Executive Officer and Chairman of the Board of Directors since our inception in May 1995. Prior to that time, he spent 14 years in the financial planning business as a manager for both MetLife and Prudential. Mr. Kilkenny is a graduate of Central Bible College in Springfield, Missouri.

Roger P. Baresel became one of our directors and our Chief Financial Officer in November 2000, and our President in October 2003.  In addition, Mr. Baresel served as the Chief Financial Officer of Labock Technologies, Inc., an unrelated privately held corporation active in the defense contracting sector, from January 2007 to March 2008 and as their Chief Operating Officer from Mar 2007 to March 2008.  He also served as the Chief Financial Officer of Advanced Blast Protection, Inc. (“ABP”), an unrelated privately-held corporation active in the defense contracting sector, from January 2008 to November 30, 2009.  ABP filed for protection under Chapter 11 of the U.S. Bankruptcy code on November 2, 2009.  Mr. Baresel is an accomplished senior executive and consultant who has served at a variety of companies. While serving as President and CFO of Advantage Marketing Systems, Inc., a publicly-held company engaged in the multi-level marketing of healthcare and dietary supplements, from June 1995 to May 2000, annual sales increased from $2.5 million to in excess of $22.4 million and annual earnings increased from

$80,000 to more than $l.2 million. Also, during this period Advantage Marketing Systems successfully completed two public offerings, four major acquisitions and its stock moved from the over the counter bulletin board to the American Stock Exchange. Mr. Baresel has the following degrees from Central State University in Edmond, Oklahoma: BA Psychology, BS Accounting and MBA Finance, in which he graduated Summa Cum Laude. Mr. Baresel is also a certified public accountant.

Jason C. Ayers became one of our directors on May 9, 2013.  He has been our Vice President of Operations since December 2000 and prior to that served as President of Animus, a privately-held web hosting company which we acquired in April 1998. Mr. Ayers received a BS degree from Southern Nazarene University in Bethany, Oklahoma in May 1996 with a triple major in Computer Science, Math and Physics. Upon graduating, he was a co-founder of Animus.

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

Audit Committee Financial Expert

Because our board of directors only consists of three directors, each of whom does not qualify as an independent director; our board performs the functions of an audit committee. Our board of directors has determined that Roger P. Baresel, our President and Chief Financial Officer qualifies as a “financial expert.” This determination was based upon Mr. Baresel’s

·  understanding of generally accepted accounting principles and financial statements;

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

Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission (“SEC”) and each exchange on which our securities are listed, reports of ownership and subsequent changes in ownership of our common stock and our other securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during 2013 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met.

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

Item 11. Executive Compensation

The following table sets forth, for the last three fiscal years, the cash compensation paid by us to our Chairman and Chief Executive Officer, Chief Financial Officer and Vice President of Operations (the “Named Executive Officers”). None of our executive officers other than the named executive officers earned annual compensation in excess of $100,000 during 2013.

						Long-Term
	Annual Compensation					Compensation
						Securities
						Underlying
						Options and
	Fiscal			Other		Warrants
Name and Principal Position	Year	Salary		Compensation		(#) (1)
Timothy J. Kilkenny	2013	$ 77,605	(2)	$ 38,414	(3)(1)	457,000
Chairman and CEO	2012	$ 65,573	(4)	$ 29,425	(5)(1)	110,000

Roger P. Baresel	2013	$ 67,137	(6)	$ 69,638	(7)(1)	1,300,848
President and CFO	2012	$ 59,268	(8)	$ 34,239	(9)(1)	90,000

Jason C. Ayers	2013	$ 73,620	(10)	$ 50,352	(11)(1)	800,000
Vice President of Operations	2012	$ 67,142	(12)	$ 21,633	(13)(1)	30,000

———————————

(1)	Options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant and are valued based on the Black-Scholes option pricing model.

(2)	Includes $12,490 of deferred compensation.

(3)

Represents $10,351 of expense reimbursement for business use of Mr. Kilkenny’s automobile and parking, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $16,628 of insurance premiums, $654 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny, and $9,080 of stock options issued to Mr. Kilkenny.

(4)	Includes $6,742 of deferred compensation.

(5)

Represents $10,351 of expense reimbursement for business use of Mr. Kilkenny’s automobile and parking, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $16,359 of insurance premiums, $602 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny, and $313 of stock options issued to Mr. Kilkenny.

(6)	Includes $9,121 of deferred compensation.

(7)

Represents $9,120 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,265 of expense reimbursement for Mr. Baresel’s home office and cell phone, $18,913 of insurance premiums, $614 of post-retirement benefits paid by us for the benefit of Mr. Baresel, and $35,726 of stock options issued to Mr. Baresel.

(8)	Includes $4,319 of deferred compensation.

(9)

Represents $9,120 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,577 of expense reimbursement for Mr. Baresel’s home office and cell phone, $18,866 of insurance premiums, $420 of post-retirement benefits paid by us for the benefit of Mr. Baresel, and $256 of stock options issued to Mr. Baresel.

(10)	Includes $13,205 of deferred compensation.

(11)

Represents $540 of expense reimbursement for Mr. Ayer’s parking, $1,500 of expense reimbursement for Mr. Ayer’s Internet connection and cell phone, $19,742 of insurance premiums, $779 of post-retirement benefits paid by us for the benefit of Mr. Ayers, and $27,791 of stock options issued to Mr. Ayers.

(12)	Includes $6,261 of deferred compensation.

(13)

Represents $720 of expense reimbursement for Mr. Ayer’s parking, $1,500 of expense reimbursement for Mr. Ayer’s Internet connection and cell phone, $18,653 of insurance premiums, $675 of post-retirement benefits paid by us for the benefit of Mr. Ayers, and $85 of stock options issued to Mr. Ayers.

Stock Options Granted

All options granted during 2013 are nonqualified stock options. During 2013, an aggregate of 2,793,348 options were granted outside of a formal plan to employees. This included stock options exercisable for the purchase of 457,000, 1,270,848 and 800,000 shares of our common stock granted to Mr. Kilkenny, Mr. Baresel and Mr. Ayers, respectively, during 2013.

Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.

    2013 Year End Option Values

The following table sets forth information related to the exercise of stock options during 2013 and the number and value of options held by the following Named Executive Officers at December 31, 2013. During 2013, Mr. Kilkenny, Mr. Baresel and Mr. Ayers exercised no options and 457,000 and 370,848, respectively, of Mr. Kilkenny’s and Mr. Baresel’s options were cancelled.  We did not reprice any outstanding options. For the purposes of this table, the “value” of an option is the difference between the estimated fair market value at December 31, 2013 of the shares of common stock subject to the option and the aggregate exercise price of such option.

	Number of Unexercised		Value of Unexercised In-the-
	Options at		Money Options at
	December 31, 2013		December 31, 2013 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Timothy J. Kilkenny	472,000	10,000	$ 14,028	$ 460
Chairman and CEO

Roger P. Baresel	520,848	610,000	$ 9,445	$ 5,860
President and CFO

Jason C. Ayers	220,000	610,000	$ 2,720	$ 9,860
Vice President of Operations

—————————

(1)	Based on the closing sale price on December 31, 2013 of our common stock of $.049 per share.

Aggregate Stock Option Exercise

The following table sets forth information related to the number of stock options held by the named executive officers at December 31, 2013.  During 2013, 457,000 and 370,848, respectively, of Mr. Kilkenny’s and Mr. Baresel’s options were cancelled.

	Outstanding Equity Awards at December 31, 2013 Stock Option Awards
	Number of Common Stock		Option	Option
	Underlying Options		Exercise	Expiration
Name	Exercisable	Unexercisable	Price(1)	Date
Timothy J. Kilkenny	20,000	10,000	$ .003	07/30/22
Chairman and CEO	452,000	-	$ .020	04/26/23

Roger P. Baresel	20,000	10,000	$ .003	07/30/22
President and CFO	200,848	-	$ .020	04/26/23
	300,000	600,000	$ .040	08/30/23

Jason C. Ayers	20,000	10,000	$ .003	07/30/22
Vice President of Operations	-	200,000	$ .020	04/26/23
	200,000	400,000	$ .040	08/30/23

—————————

 (1)   The closing sale price of our common stock as reported on the OTC Bulletin Board on December 31, 2013 was $0.049

Director Compensation

During the fiscal year ended December 31, 2013, our directors did not receive any compensation for serving in such capacities.

Employment Agreements and Lack of Keyman Insurance

On July 6, 2011, we entered into employment agreements with Timothy J. Kilkenny, Roger P. Baresel and Jason Ayers. Each agreement is effective July 1, 2011 and continues through December 31, 2016; however, the term is automatically extended for additional three-year terms, unless we or the employee gives a six-month advance notice of termination. These agreements provide, among other things, (i) an annual base salary of at least $61,656 for Mr. Kilkenny, $45,012 for Mr. Baresel  and $68,436 for Mr. Ayers, (ii) bonuses at the discretion of the Board of Directors, (iii) entitlement to fringe benefits including medical and insurance benefits as may be provided to our other senior officers; and (iv) eligibility to participate in our incentive, bonus, benefit or similar plans. These agreements require the employee to devote the required time and attention to our business and affairs necessary to carry out his responsibilities and duties. These agreements may be terminated under certain circumstances and upon termination provide for (i) the employee to be released from personal liability for our debts and obligations, and (ii) the payment of any amounts we owe the employee.  At December 31, 2013 we owed, including deferred compensation, $91,027, $67,278 and $71,363 to Mr. Kilkenny, Mr. Baresel and Mr. Ayers, respectively.

We do not maintain any keyman insurance covering the death or disability of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 28, 2014, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 10. Directors and Executive Officers, and Corporate Governance” and all of our directors and executive officers as a group, as well as each person who is known by us to own more than 5% of the outstanding shares of our Common Stock.  The non-employee beneficial owner information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the Securities and Exchange Commission or other information provided to us by the beneficial owner or our stock transfer agent.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock
	Beneficially Owned
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Timothy J. Kilkenny* (2)(3)	2,909,350	30.4%
Roger P. Baresel* (2)(4)	1,172,984	12.2%
Jason C. Ayers (2)(5)	803,424	8.7%
Patricia R. Shurley (2)(6)	462,239	5.1%
Michael D. Tomas (2)(7)	398,389	4.4%

All executive officers and directors as a group (5 individuals)	5,746,386	60.8%

High Capital Funding, LLC (8)	895,433	9.9%

 ———————

*	Director

(1)

Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 9,118,161 shares being outstanding at March 28, 2014.

(2)	Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.

(3)

Timothy J. Kilkenny and Barbara J. Kilkenny, husband and wife, hold 1,881,722 and 315,000 shares of our common stock, respectively. The number of shares includes 240,628 shares of our Series A convertible preferred stock held by Mr. Kilkenny that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 472,000 shares of our common stock held by Mr. Kilkenny that are subject to currently exercisable stock options.  Amounts shown do not include options, held by Mr. Kilkenny, to purchase 10,000 shares of our common stock exercisable at $.003 per share beginning July 30, 2014.

(4)

Roger P. Baresel and Judith A. Baresel, husband and wife, hold 109,350 and 405,164 shares of our common stock, respectively. The number of shares includes 137,622 shares of our Series A convertible preferred stock held by Mrs. Baresel that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 170,000 and 350,848 shares of our common stock subject to currently exercisable stock options held by Mr. and Mrs. Baresel, respectively.  Amounts shown do not include options, held by Mr. Baresel, to purchase 10,000 shares of our common stock exercisable at $.003 per share beginning July 30, 2014, 150,000 shares of our common stock exercisable at $.04 per share beginning August 30, 2015 and 150,000 shares of our common stock exercisable at $.04 per share beginning August 30, 2016 and options held by Mrs. Baresel to purchase 150,000 shares of our common stock exercisable at $.04 per share beginning August 30, 2015 and 150,000 shares of our common stock exercisable at $.04 per share beginning August 30, 2016..

(5)

Jason C. Ayers holds 505,795 shares of our common stock.  The number of shares includes 77,629 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 220,000 shares of our common stock subject to currently exercisable stock options.  Amounts shown do not include options to purchase 66,667 shares of our common stock exercisable at $.02 per share beginning April 26, 2014, 66,667 shares of our common stock exercisable at $.02 per share beginning April 26, 2015, 66,666 shares of our common stock exercisable at $.02 per share beginning April 26, 2016, 10,000 shares of our common stock exercisable at $.003 per share beginning July 30, 2014, 200,000 shares of our common stock exercisable at $.04 per share beginning August 30, 2015 and 200,000 shares of our common stock exercisable at $.04 per share beginning August 30, 2016..

(6)

Patricia R. Shurley holds 342,000 shares of our common stock.  The number of shares includes 70,239 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 50,000 shares of our common stock subject to currently exercisable stock options.  Amounts shown do not include options to purchase 25,000 shares of our common stock exercisable at $.003 per share beginning July 30, 2014, 10,000 shares of our common stock exercisable at $.02 per share beginning April 26, 2014, 10,000 shares of our common stock exercisable at $.02 per share beginning April 26, 2015 and 10,000 shares of our common stock exercisable at $.02 per share beginning April 26, 2016.

(7)

Michael D. Tomas holds 295,000 shares of our common stock.  The number of shares includes 83,389 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 20,000 shares of our common stock subject to currently exercisable stock options.  Amounts shown do not include options to purchase 10,000 shares of our common stock exercisable at $.003 per share beginning July 30, 2014, 8,000 shares of our common stock exercisable at $.02 per share beginning April 26, 2014, 8,000 shares of our common stock exercisable at $.02 per share beginning April 26, 2015 and 8,000 shares of our common stock exercisable at $.02 per share beginning April 26, 2016.

(8)

High Capital Funding, LLC, 333 Sandy Springs Circle, Suite 230, Atlanta, Georgia 30328, the parent company of Generation Capital Associates, holds 497,156 shares of our common stock.  Generation Capital Associates holds 267,608 shares of our common stock. The number of shares includes 130,669 shares of our Series A convertible preferred stock held by High Capital Funding, LLC that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock.   Amounts shown do not include 72,500 shares of our Series A convertible preferred stock held by High Capital Funding, LLC and 815,000 shares of our common stock that are subject to common stock purchase warrants that are not currently exercisable because they contain a provision prohibiting their exercise to the extent that they would increase Generation Capital Associates’ percentage ownership beyond 9.9% of our outstanding shares of common stock. We have two secured convertible promissory notes with High Capital Funding, LLC.  At December 31, 2013 the outstanding principal and interest of the secured promissory notes were $225,189 and $50,000.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We had an operating lease for certain equipment which was leased from Generation Capital Associates, one of our shareholders whose parent company, High Capital Funding, LLC also one of our shareholders, holds a $225,189 secured convertible promissory note (see Note D - Convertible Notes Payable Related Party of the financial statements appearing elsewhere in this Report). On May 31, 2013, we issued a $50,000 secured convertible promissory note and on June 3, 2013, issued 203,169 shares of our Series A convertible preferred stock (see Note H – Series A Convertible Preferred Stock of the financial statements appearing elsewhere in this Report), in complete satisfaction of the balance due on the operating lease in the amount of $253,169.  We recognized $195,042 as gain on settlement of accounts payable for the year ended December 31, 2013.

We have been unable to make all of the required payments pursuant to the terms of the September 2007 agreement. This secured convertible promissory note is secured by the equipment leased by us pursuant to the aforementioned operating lease. Upon payment of the balance due on this secured convertible promissory note title of the equipment will be transferred to us free and clear of all liens and encumbrances.

The note holder has the right to convert the note, in its entirety or in part, into our common stock at the rate of $1.00 per share.

        We had a secured promissory note with the parent company that matured on December 30, 2011.  We continued to make monthly principal and interest payments.  At May 31, 2013, the outstanding principal and accrued interest of the secured promissory note was $239,504.

     On May 31, 2013, we issued a secured convertible promissory note in exchange for the existing secured promissory note with a balance due, including accrued interest, of $239,504, which had matured on December 30, 2011. The secured convertible promissory note extended the maturity date to May 31, 2018 and increased the interest rate. The note holder has the right to convert the note, in its entirety or in part, into our common stock at the rate of $1.00 per share.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees, including expenses, billed to us for the years ended December 31, 2013 and 2012 by our principal accountant.

	2013	2012
Audit Fees – Malone Bailey LLP	$ 15,000	$10,000
Audit Fees – Hood & Associates, CPAs, PC	2,000	28,000
Tax Fees – Hood & Associates, CPAs, PC	2,031	2,022
All Other Fees – Hood & Associates, CPAs, PC	384	2,459

The audit fees include services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. Because our Board of Directors only consists of three directors, each of whom does not qualify as an independent director; our Board of Directors performs the functions of an audit committee. It is our policy that the Board of Directors pre-approve all audit, tax and related services. All of the services described above in this Item 14 were approved in advance by our Board of Directors. No items were approved by the Board of Directors pursuant to paragraph (c)(7)(ii)(C) of Rule 2-01 of Regulation S-X.

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

#

10.32	Promissory Note dated January 25, 2000, issued to FullNet of Tahlequah, Inc.	#

10.33	Promissory Note dated February 7, 2000, issued to David Looper	#

10.34	Promissory Note dated February 29, 2000, issued to Wallace L. Walcher	#

10.35	Promissory Note dated June 2, 2000, issued to Lary Smith	#

10.36	Promissory Note dated June 15, 2001, issued to higganbotham.com L.L.C.	#

10.37	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.38	Promissory Note dated November 19, 2001, issued to Northeast Rural Services	#

10.39	Form of Convertible Promissory Note dated September 6, 2002	#

Exhibit
Number	Exhibit
10.40	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.41	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.42	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC	#

10.43	Form 8-K dated January 30, 2003 reporting the change in certifying accountant.	#

10.44	Form 8-K dated September 20, 2005 reporting the change in certifying accountant.	#

10.45	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC	#

10.46	Employment Agreement with Jason Ayers dated January 1, 2011	#

10.47	Employment Agreement with Timothy J. Kilkenny dated July 6, 2011	#

10.48	Employment Agreement with Roger P. Baresel dated July 6, 2011	#

10.49	Employment Agreement with Jason Ayers dated July 6, 2011	#

10.50	Form of Exchange Offer Acceptance Agreement	#

10.51	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC	#

10.52	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC	#

21.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

#	Incorporated by reference.

*	Filed herewith.

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

REGISTRANT:

FULLNET COMMUNICATIONS, INC.

Date: March 31, 2014	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: March 31, 2014	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2014	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chairman of the Board and Director

Date: March 31, 2014	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

FullNet Communications, Inc. and Subsidiaries

Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of FullNet Communications, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FullNet Communications, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has historically suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in Note C to the consolidated financial statements, the Company restated its previously issued financial statements as of December 31, 2012, and for the year then ended.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

March 31, 2014

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
		Restated
ASSETS
CURRENT ASSETS
Cash	$ 30,072	$ 10,847
Accounts receivable, net	17,540	15,671
Prepaid expenses and other current assets	8,728	6,403

Total current assets	56,340	32,921

PROPERTY AND EQUIPMENT, net	44,635	55,836

OTHER ASSETS AND INTANGIBLE ASSETS	10,948	16,858

TOTAL ASSETS	$ 111,923	$ 105,615

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 127,077	$ 482,286
Accrued and other liabilities	410,763	1,077,023
Convertible notes payable, related party - current portion	45,060	304,206
Deferred revenue	302,129	198,837

Total current liabilities	885,029	2,062,352

CONVERTIBLE NOTES PAYABLE, related party - less current portion	230,129	-

Total liabilities	1,115,158	2,062,352

STOCKHOLDERS’ DEFICIT
Preferred stock — $.001 par value; authorized, 10,000,000 shares; Series A convertible;
issued and outstanding 987,102 and no shares in 2013 and 2012, respectively	430,382	-
Common stock — $.00001 par value; authorized, 40,000,000 and 10,000,000 shares in
2013 and 2012, respectively; issued and outstanding 9,118,161shares in 2013 and 2012	91	91
Additional paid-in capital	8,716,803	8,417,050
Accumulated deficit	(10,150,511)	(10,373,878)

Total stockholders’ deficit	(1,003,235)	(1,956,737)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 111,923	$ 105,615

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012
		Restated
REVENUES
Access service revenues	$ 112,613	$ 159,692
Co-location and other revenues	1,514,247	1,434,540

Total revenues	1,626,860	1,594,232

OPERATING COSTS AND EXPENSES
Cost of access service revenues	109,716	125,961
Cost of co-location and other revenues	327,296	357,223
Selling, general and administrative expenses	1,318,810	1,240,627
Depreciation and amortization	29,087	39,620
Impairment expense	-	31,295

Total operating costs and expenses	1,784,909	1,794,726

LOSS FROM OPERATIONS	(158,049)	(200,494)

GAIN ON SERIES A CONVERTIBLE PREFERRED STOCK ISSUED IN EXCHANGE FOR INDEBTEDNESS	401,004	-
INTEREST EXPENSE	(19,588)	(22,604)

NET INCOME (LOSS)	$ 223,367	$ (223,098)

Preferred stock dividends	(67,247)	-

Net income (loss) available to common stockholders	$ 156,120	$ (223,098)

Net income (loss) per share
Basic	$ .02	$ (.02)
Assuming dilution	$ .01	$ (.02)

Weighted average shares outstanding
Basic	9,118,161	9,087,942
Assuming dilution	11,698,069	9,087,942

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years ended December 31, 2013 and 2012

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance at January 1, 2012	8,978,161	$ 90	-	$ -	$ 8,409,945	$ (10,150,780)	$ (1,740,745)

Stock options compensation	-	-	-	-	3,412	-	3,412

Stock options exercise	140,000	1	-	-	419	-	420

Warrant extension granted in settlement of liabilities	-	-	-	-	3,274	-	3,274

Net income (loss)	-	-	-	-	-	(223,098)	(223,098)

Balance at December 31, 2012, Restated	9,118,161	$ 91	-	$ -	$ 8,417,050	$ (10,373,878)	$ (1,956,737)

Stock options compensation	-	-	-	-	51,481	-	51,481

Series A convertible preferred stock issued in settlement of liabilities	-	-	987,102	672,472	-	-	672,472

Increasing dividend rate preferred stock discount	-	-	-	(309,337)	309,337	-	-

Amortization of increasing dividend rate preferred stock discount	-	-	-	67,247	(67,247)	-	-

Stock warrants issued for services	-	-	-	-	6,182	-	6,182

Net income (loss)	-	-	-	-	-	223,367	223,367

Balance at December 31, 2013	9,118,161	$ 91	987,102	$ 430,382	$ 8,716,803	$ (10,150,511)	$ (1,003,235)

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 223,367	$ (223,098)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	29,087	39,620
Stock options compensation	51,481	3,412
Stock warrants issued for services	6,182	-
Impairment expense	-	31,295
Provision for uncollectible accounts receivable	13,643	16,388
(Gain) on Series A convertible preferred stock issued in exchange for indebtedness	(401,004)	-
Net (increase) decrease in
Accounts receivable	(15,512)	47,478
Prepaid expenses and other current assets	(2,325)	7,891
Net increase (decrease) in
Accounts payable	35,134	90,359
Accrued and other liabilities	11,873	32,400
Deferred revenue	103,292	(8,243)

Net cash provided by operating activities	55,218	37,502

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(11,976)	(14,190)

Net cash used in investing activities	(11,976)	(14,190)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(24,017)	(23,872)
Proceeds from exercise of stock options	-	420

Net cash used in financing activities	(24,017)	(23,452)

NET INCREASE (DECREASE) IN CASH	19,225	(140)

Cash at beginning of year	10,847	10,987

Cash at end of year	$ 30,072	$ 10,847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$ 19,075	$ 20,934
NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrant extension granted in settlement of liabilities	$ -	$ 3,274
Acquisition of assets and liabilities through debt	$ -	$ 45,366
Series A convertible preferred stock issued for settlement of debt and accrued interest	$ 59,634	$ -
Series A convertible preferred stock issued for settlement of accounts payable	$ 317,961	$ -
Series A convertible preferred stock issued for settlement of deferred compensation	$ 656,133	$ -
Increasing dividend rate preferred stock discount	$ (309,337)	$ -
Amortization of increasing dividend rate preferred stock discount	$ 67,247	$ -
Reclassification of accounts payable to convertible debt – related party	$ 50,000	$ -

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE A — SUMMARY OF ACCOUNTING POLICIES AND NATURE OF OPERATIONS

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

Consolidation

The consolidated financial statements include the accounts of FullNet Communications, Inc. and its wholly owned subsidiaries FullNet, Inc., FullTel, Inc., FullWeb, Inc., and CallMultiplier, Inc.. All material inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

Cash Equivalents

Cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions which consist of highly liquid investments that mature in three months or less from date of purchase.

Accounts Receivable

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

Total bad debt expense and direct write-off for the years ended December 31, 2013 and 2012 was $13,643 and $16,388, respectively.

Accounts receivable consist of the following at December 31:

Schedule of Accounts Receivable
	2013	2012

Accounts receivable	$ 261,510	$ 252,636
Less allowance for doubtful accounts	(243,970)	(236,965)

	$ 17,540	$ 15,671

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets as follows:

Software	3 years
Computers and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of estimated life of improvement or the lease term

Property and equipment consist of the following at December 31:

Schedule of Property and Equipment
	2013	2012

Computers and equipment	$ 1,536,744	$ 1,527,170
Leasehold improvements	994,152	991,750
Software	57,337	57,337
Furniture and fixtures	31,821	31,821
	2,620,054	2,608,078
Less accumulated depreciation	(2,575,419)	(2,552,242)
	$ 44,635	$ 55,836

Depreciation expense for the years ended December 31, 2013 and 2012 was $23,177 and $36,495, respectively.

Long-Lived Assets

All long-lived assets held and used by the Company, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  In accordance with ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset.

The Company incurred an impairment expense of $31,295 in 2012 and no impairment expense was incurred in 2013.    Amortization expense for the years ended December 31, 2013 and 2012 was $5,910 and $3,125, respectively

Revenue Recognition

Revenues are reported on a monthly basis as services are provided, price is fixed and determinable, persuasive evidence of an arrangement exists and collectability of the resulting receivable is reasonably assured.. Revenue that is received in advance of the services provided is deferred until the services are provided by the Company. Revenue related to set up charges is also deferred and amortized over the life of the contract.  Revenues are presented net of taxes and fees billed to customers and remitted to governmental authorities.

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place.  Advertising expense for the years ended December 31, 2013 and 2012 was $61,753 and $51,632, respectively.

Income Taxes

The Company accounts for income taxes utilizing ASC 740, “Income Taxes” (SFAS No. 109).  ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards, and of deferred tax liabilities for taxable temporary differences.  Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law.  The effects of future changes in tax laws or rates are not included in the measurement.  The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns.  The Company currently has substantial net operating loss carry forwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and does not believe it has any material unrealized tax benefits at December 31, 2013.  The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.

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

Schedule of Income (Loss) Per Share
	2013	2012
Numerator:
Net income (loss) available to common shareholders	$ 156,120	$ (223,098)
Denominator:
Weighted average shares and share equivalents outstanding – basic	9,118,161	9,087,942
Effect of dilutive preferred stock	987,102	-
Effect of dilutive stock options	871,361	-
Effect of dilutive warrants	721,445	-
Weighted average shares and share equivalents outstanding – assuming dilution	11,698,069	9,087,942

Net income (loss) per share — basic	$ .02	$ (.02)
Net income (loss) per share — assuming dilution	$ .01	$ (.02)

Anti-dilutive securities excluded (1)	1,885,389	-

——————————

(1)

Anti-dilutive securities consist of stock options, warrants and convertible promissory notes that were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock.

Basic and diluted loss per share were the same for the year ended December 31, 2012 because there was a net loss for the year.

Stock-Based Compensation

The Company does not have a written employee stock option plan.  The Company has historically granted only employee stock options with an exercise price equal to the market price of the Company’s stock at the date of grant, a contractual term of ten years, and a vesting period of three years ratably on the first, second and third anniversaries of the date of grant (with limited exceptions).

All employee stock options granted during 2013 and 2012 were nonqualified stock options.   Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model.  See Note G – Common Stock and Stock-Based Compensation for further information on stock-based compensation.

Beneficial Conversion Features

The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Fair Value Measurements

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1    –

Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2     -

Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3     –

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that would impact our financial statements.

NOTE B — GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

However, the Company has sustained substantial net losses. At December 31, 2013 and 2012 current liabilities exceeded current assets by $828,689 and $2,029,431, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE C — RESTATEMENT

Errors resulting in an overstatement of previously reported 2012 accounts receivable and selling, general and administrative expense of $28,640 and $5,736, respectively, and an understatement of other assets, other liabilities, amortization expense and impairment expense of $11,608, $10,990, $2,462 and $31,295, respectively were discovered in 2013.  In addition, an error in the calculation of depreciation expense resulted in an understatement of $5,463.  Correction of the above errors resulted in an increase of $33,485 in the Company’s net loss.  Also, reclassifications were made to prior period balances of accrued and other liabilities, cost of access service revenues and cost of co-location and other revenues to conform to the presentation for the current period.

The restatements to balance sheet accounts as of December 31, 2012 are as follows:

	As of December 31, 2012
	As Reported	Adjustments		As Restated
CURRENT ASSETS
Cash	$ 10,847	$ -		$ 10,847
Accounts receivable, net	44,311	(28,640)	(1)	15,671
Prepaid expenses and other current assets	6,403	-		6,403

Total current assets	61,561	(28,640)		32,921

PROPERTY AND EQUIPMENT, net	61,299	(5,463)	(2)	55,836

OTHER ASSETS AND INTANGIBLE ASSETS	5,250	11,608	(1)	16,858

TOTAL ASSETS	$ 128,110	$ (22,495)		$ 105,615

CURRENT LIABILITIES
Accounts payable	$ 482,286	$ -		$ 482,286
Accrued and other liabilities, current portion	281,808	795,215	(3)	1,077,023
Convertible notes payable, related party	304,206	-		304,206
Deferred revenue	198,837	-		198,837

Total current liabilities	1,267,137	795,215		2,062,352

ACCRUED AND OTHER LIABILITIES, less current portion	784,225	(784,225)	(3)	-

Total liabilities	2,051,362	10,990		2,062,352

STOCKHOLDERS’ DEFICIT
Common stock	91	-		91
Additional paid-in capital	8,417,050	-		8,417,050
Accumulated deficit	(10,340,393)	(33,485)		(10,373,878)

Total stockholders’ deficit	(1,923,252)	(33,485)		(1,956,737)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 128,110	$ (22,495)		$ 105,615

 ——————————

(1)

To correct an error in the recording of certain assets which were mistakenly recorded as accounts receivable instead of intangible assets.

(2)

To correct an error in the calculation of depreciation expense.

(3)

Reclassifications to conform to the presentation of the current period.

 The restatements to income statement accounts for the year ended December 31, 2012 are as follows:

	Year ended December 31, 2012
	As Reported	Adjustments		As Restated
REVENUES
Access service revenues	$ 159,692	$ -		$ 159,692
Co-location and other revenues	1,434,540	-		1,434,540

Total revenues	1,594,232	-		1,594,232

OPERATING COSTS AND EXPENSES
Cost of access service revenues	135,051	(9,090)	(3)	125,961
Cost of co-location and other revenues	348,133	9.090	(3)	357,223
Selling, general and administrative expenses	1,246,363	(5,736)	(1)	1,240,627
Depreciation and amortization	31,694	7,926	(2)	39,620
Impairment expense	-	31,295	(1)	31,295
Total operating costs and expenses	1,761,241	33,485		1,794,726

LOSS FROM OPERATIONS	(167,009)	(33,485)		(200,494)

INTEREST EXPENSE	(22,604)	-		(22,604)

NET LOSS	$ (189,613)	$ (33,485)		$ (223,098)

 ——————————

(1)

To recognize impairment expense on certain intangible assets.

(2)

To correct an error in selling, general and administrative expense; and errors in the calculation of depreciation and amortization expense.

(3)

Reclassifications to conform to the presentation of the current period.

NOTE D — CONVERTIBLE NOTES PAYABLE RELATED PARTY

Notes payable consist of the following:
Schedule of Notes Payable
	December 31, 2013	December 31, 2012
Convertible promissory note; interest at 12.5% of face amount, payable quarterly; this note is unsecured and matured in November 2003 (convertible into approximately 107,843 shares at December 31, 2012) (1)	$ -	$ 55,000

Secured promissory note from a shareholder; interest at 6%, required monthly installments of interest only through December 30, 2010, then required monthly installments of $3,301 including principal and interest; matured December 30, 2011; secured by all tangible and intangible assets of the Company (2)	-	249,206

Secured convertible promissory note from a shareholder; interest rate of 6% through December 31, 2014, 7% through December 31, 2015, 8% through December 31, 2016, 8.5% through December 31, 2017, and 9% through May 31, 2018, with fixed monthly payments of $3,301 through the Maturity Date, at which time the remaining balance of principal and all accrued interest shall be due and payable; matures May 31, 2018; secured by all tangible and intangible assets of the Company (2)(3)	225,189	-

Secured convertible promissory note; interest at 6%, requires monthly installments of interest only through May 31, 2014, then requires monthly installments of $600 including principal and interest; matures May 31, 2023; secured by certain equipment of the Company (4)	50,000	-
	275,189	304,206

Less current portion	45,060	304,206

Convertible notes payable, related party - less current portion	$ 230,129	$ -

——————————

(1)

This convertible promissory note matured in November 2003.  On June 3, 2013, the Company issued 59,634 shares of its Series A Convertible Preferred Stock, in complete satisfaction of the outstanding principal and accrued interest due on this note of $59,634 and $57,248 was recognized as gain on settlement of debt for the year ended December 31, 2013 (see Note H – Series A Convertible Preferred Stock).

(2)

This secured promissory note matured on December 30, 2011.  During the year of 2012, the Company continued to make principal and interest payments of $23,872 and $15,739, respectively.  During the year of 2013, the Company continued to make principal and interest payments of $9,702 and $6,801, respectively.  At May 31, 2013, the outstanding principal and accrued interest of the secured promissory note was $239,504.

(3)

On May 31, 2013, the Company issued this secured convertible promissory note in exchange for the existing secured promissory note with a balance due, including accrued interest, of $239,504, which had matured on December 30, 2011. The secured convertible promissory note extended the maturity date to May 31, 2018 and increased the interest rate as noted above. The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the year 2013, the Company made principal payments of $14,315. The secured convertible promissory note had a balance of $225,189 at December 31, 2013.

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

(4)

On May 31, 2013, the Company issued this secured convertible promissory note and on June 3, 2013, issued 203,169 shares of its Series A convertible preferred stock, in complete satisfaction of the balance due in the amount of $253,169 on an operating lease for certain equipment which was leased from one of its shareholders whose parent company holds a $225,189 secured convertible promissory note. The Company recognized $195,042 as gain on settlement of accounts payable for the year ended December 31, 2013 (see Note H – Series A Convertible Preferred Stock).

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

Aggregate future maturities of notes payable at December 31, 2013 are as follows:

2014	$ 45,060
2015	46,811
2016	46,811
2017	46,811
2018	133,057
Thereafter	31,815
$ 350,365

NOTE E – COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Operating Leases

The Company leases its executive office space under a non-cancelable operating lease, at an effective annual rental rate of $16.50 per square foot, which will expire December 31, 2019. Future minimum lease payments required at December 31, 2013 under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2014	$ 202,213
2015	221,782
2016	221,782
2017	221,782
2018	221,782
Thereafter	221,782
$ 1,311, 123

Rental expense for all operating leases for the years ended December 31, 2013 and 2012 was approximately $278,275 and $271,675, respectively.

The Company’s long-term non-cancelable operating lease includes scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the straight-line method over the term of the lease.

The Company had recorded a deferred credit of $19,568 at December 31, 2013, which is reflected in Accrued and Other Liabilities on the Balance Sheet to reflect the net excess of rental expense over cash payments since inception of the lease. In addition to the base rent payments the Company pays a monthly allocation of the building’s operating expenses.

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

NOTE F — INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

The Company has historically incurred losses from operations and therefore had no tax liability. The net deferred asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,689,176 and $2,572,344 for 2013 and 2012, respectively and will begin expiring in 2023.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. Deferred tax assets consist of the following:

	December 31, 2013	December 31, 2012
Net operating loss carry-forwards	$ 914,320	$ 874,597
Valuation allowance	(914,320)	(874,597)
	$ 0	$ 0

NOTE G — COMMON STOCK AND STOCK-BASED COMPENSATION

COMMON STOCK

Employee stock options for 140,000 shares of the Company’s common stock were exercised in March 2012 for $420.  On June 3, 2013, holders of a majority of the outstanding common stock of the Company executed a Shareholder Consent to Action in Lieu of a Meeting and approved the amendment and restatement of the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 10,000,000 to 40,000,000 shares, $.00001 par value per share.

STOCK-BASED COMPENSATION

The Company does not have a written employee stock option plan.  The Company has historically granted only employee stock options with an exercise price equal to the market price of the Company’s stock at the date of grant, a contractual term of ten years, and a vesting period of three years ratably on the first, second and third anniversaries of the date of grant (with limited exceptions).

All employee stock options granted during 2013 and 2012 were nonqualified stock options.  Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The following table summarizes the Company’s employee stock option activity for the years ended December 31, 2013 and 2012:

Schedule of Employee Stock Option Activity
			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Options	exercise price	contractual life (yrs)	value
Options outstanding, December 31, 2011	1,462,783	$.040	2.89

Options exercisable, December 31, 2011	1,342,883	$.040	2.38	$ 0

Options granted during the year	341,000.003

Options exercised during the year	(140,000)	.003

Options forfeited during the year	(75,566)	.021

Options expired during the year	(183,667)	.050

Options outstanding, December 31, 2012	1,404,550	$.034	3.06

Options exercisable, December 31, 2012	1,249,550	$.037	2.27	$ 4,920

Options granted during the year	2,793,348	.031

Options cancelled during the year	(827,848)	.040

Options forfeited during the year	(57,000)	.027

Options expired during the year	(110,168)	.040

Options outstanding, December 31, 2013	3,202,882	$.030	9.10

Options exercisable, December 31, 2013	1,755,882	$.027	8.75	$ 42,261

The following table summarizes the Company’s non-vested employee stock option activity for years ended December 31, 2013 and 2012:

	2013	2012
Non-vested options outstanding, beginning of year	155,000	119,900

Options granted during the year	2,793,348	341,000

Options vested during the year	(1,444,348)	(230,334)

Options forfeited during the year	(57,000)	(75,566)

Non-vested options outstanding, end of year	1,447,000	155,000

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model.  In addition to the exercise and grant date prices of the options, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2013	2012
Risk free interest rate	.72% – 1.66%	1.77% - 2.11%
Expected lives (in years)	5	5
Expected volatility	186% - 243%	173% - 187%
Dividend yield	0%	0%

The following table shows total stock options compensation expense included in the Consolidated Statements of Operations and the effect on basic and diluted earnings per share for the years ended December 31:

	2013	2012

Stock options compensation	$ 51,481	$ 3,412
Impact on income per share:
Basic	$ -	$ -
Assuming dilution	$ -	$ -

During the year 2012, 140,000 employee stock options were granted which were fully vested at grant date and 198,000 employee stock options were granted which were one-third vested at grant date resulting in $111 and $117 of stock options compensation, respectively. Stock options compensation of $3,184 recorded in the year 2012 was related to options that vested in prior years. During the year 2012, 3,000 employee stock options were granted and forfeited in the same year. Additionally, 72,266 employee stock options were forfeited that were related to options granted in prior years. At December 31, 2012, there was $4,863 of unrecognized stock options compensation that is expected to be recognized as an expense over a weighted-average period of 5 years.

Also during the year 2012, 183,667 employee stock options were expired.

During the year 2013, 827,848 employee stock options were granted which were fully vested at grant date and 1,911,500 employee stock options were granted which were one-third vested at grant date resulting in $16,448 and $30,608 of stock options  compensation, respectively. Stock options compensation of $4,425 recorded in the year 2013 was related to options that vested in prior years.  During the year 2013, 54,000 employee stock options were granted and forfeited in the same year. Additionally, 3,000 employee stock options were forfeited that related to options granted in prior years. At December 31, 2013 there was $37,308 of unrecognized stock options compensation that is expected to be recognized as an expense over a weighted-average period of 5.1 years.

Also during the year 2013, 110,168 and 827,848 of employee stock options were expired and cancelled, respectively.

Common Stock Purchase Warrants – A summary of common stock purchase warrant activity for the years ended December 31, 2013 and 2012 follows:

In December 2012, the Company agreed to extend the expiration date on 140,000 of common stock purchase warrants with exercise prices of $.01and $.13 from December 1, 2012 to December 21, 2015 and adjusted the exercise prices to $.01 in return for a credit of $3,274 on the outstanding balance of an operating lease payable.  The fair value of the common stock purchase warrants was measured at the date of modification using the Black-Scholes option pricing model.  See below for the weighted average assumptions that were used to estimate the fair value of the modified warrants.

Outstanding common stock purchase warrants issued to non-employees outstanding at December 31, 2013 are as follows:

Number	Exercise	Expiration
of shares	price	year

140,000	.010	2015
425,000	.003	2015
250,000	.003	2023
815,000

Outstanding common stock purchase warrants issued to non-employees outstanding at December 31, 2012 are as follows:

Number	Exercise	Expiration
of shares	price	year

140,000	.010	2015
425,000	.003	2015
565,000

The following table summarizes the Company’s common stock purchase warrant activity for the years ended December 31:

`
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	2013	Price	2012	Price
Warrants and non-employee stock options outstanding, beginning of year	565,000	$ .005	591,000	$ .0009

Warrants and non-employee stock options granted during the year	250,000.003		-	-

Warrants and non-employee stock options expired during the year	-	-	(26,000)	.0910

Warrants and non-employee stock options outstanding, end of year	815,000	$ .004	565,000	$ .0050

Of the 815,000 warrants and non-employee stock options outstanding at December 31, 2013, 550,000 were issued as equity compensation for consulting services and 265,000 were issued for interim financing.

During the year ended December 31, 2013, 250,000 warrants were issued for consulting services. The fair value of the granted warrants are estimated at the date of grant using the Black-Scholes option pricing model and the total value of $6,182 of warrants expense was recognized for the year ended December 31, 2013.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for warrants granted during the years ended December 31, 2013 and 2012.

	2013	2012
Risk free interest rate	1.36%	.37%
Expected lives (in years)	3	3
Expected volatility	243%	187%
Dividend yield	0%	0%

NOTE H — SERIES A CONVERTIBLE PREFERRED STOCK

On June 3, 2013, pursuant to shareholder authorization, the Company issued 987,102 shares of its Series A convertible preferred stock and $401,004 was recognized as gain on Series A convertible preferred stock issued in exchange for indebtedness for the year ended December 31, 2013. See breakdown below:

The Company issued 59,634 and 203,169 of its series A convertible preferred stock to settle $55,000 of debt, $4,634 of accrued interest and $203,169 of accounts payable (see Note D – Convertible Notes Payable Related Party). As a result, the Company recognized a gain on settlement of debt and accrued interest of $57,248 and a gain on settlement of accounts payable of $195,042.

Members of the Company’s management and board of directors accounted for 609,507 shares of the shares issued in exchange for $609,507 and $46,626 of the Company’s deferred compensation and accrued payroll taxes.  Participation of the Company’s management and board of directors in this exchange was approved by a majority of the Company’s shareholders.

Also, accounts payable of $114,792 was exchanged for 114,792 of series A convertible preferred stock. The Company recognized $110,200 as gain on settlement of accounts payable for the year ended December 31, 2013. An additional $38,514 of gain netted against $9,694 of professional fees was recognized as the Company wrote off additional accounts payables and deferred compensation due to the applicable Statute of Limitations.

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

Due to the unstated dividend cost arising from the gradually increasing dividends on the Series A convertible preferred stock, the Company calculated a discount on the Series A convertible preferred stock at the time of issuance as the present value of the difference between (i) the dividends that are payable in the periods preceding commencement of the perpetual twelve cents per share per annum dividend; and (ii) the perpetual twelve cents per share per annum dividend for a corresponding number of periods; discounted at a market rate of 12% totaling $309,337.  The Series A convertible preferred stock was valued at the market price on the respective date of issuance for a total value of $672,472.  The discount will be amortized over the periods preceding commencement of the perpetual dividend, by charging imputed dividend cost against retained earnings and increasing the carrying amount of the Series A convertible preferred stock by a corresponding amount.  The discount amortization for the year ended December 31, 2013 was $67,247.

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

The Company analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

NOTE I – RELATED PARTY

The Company had an operating lease for certain equipment which was leased from Generation Capital Associates, one of its shareholders whose parent company, High Capital Funding, LLC also one of our shareholders, holds a $225,189 secured convertible promissory note (see Note D - Convertible Notes Payable Related Party). On May 31, 2013, the Company issued a $50,000 secured convertible promissory note and on June 3, 2013, issued 203,169 shares of its Series A convertible preferred stock (see Note H – Series A Convertible Preferred Stock), in complete satisfaction of the balance due on the operating lease in the amount of $253,169.  The Company recognized $195,042 as gain on settlement of accounts payable for the year ended December 31, 2013.

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

NOTE J – CONCENTRATIONS

During the year ended December 31, 2013, the Company had two customers that each comprised approximately 9% and 8% of total revenues, respectively.  During the year ended December 31, 2012 these two customers each comprised approximately 11% and 9% of total revenues, respectively.

NOTE K – SUBSEQUENT EVENT

In February 2014, the Company granted 3,000 employee stock options to one employee with an exercise price of $.05. The stock options shall vest one-third each year starting from February 11, 2015, and shall expire on February 11, 2024.

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy J. Kilkenny, certify that:

1.	I have reviewed this annual report on Form 10-K for the year ended December 31, 2013 of FullNet Communications, Inc.;

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

Date: March 31, 2014

/s/ Timothy J. Kilkenny

Timothy J. Kilkenny

Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Roger P. Baresel, certify that:

1.	I have reviewed this annual report on Form 10-K for the year ended December 31, 2013 of FullNet Communications, Inc.;

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

Date: March 31, 2014

/s/ Roger P. Baresel

Roger P. Baresel

President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Annual Report on Form 10-K of the Company for the year ended December 31, 2013 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 31, 2014	/s/ Timothy J. Kilkenny
Timothy J. Kilkenny
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Annual Report on Form 10-K of the Company for the year ended December 31, 2013 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 31, 2014	/s/ Roger P. Baresel
Roger P. Baresel
President and Chief Financial and
Accounting Officer