Form 10-Q
period 2014-03-31
FULLNET COMMUNICATIONS INC
filed 2014-05-15
CIK 1092570

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 15, 2014, 9,118,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — March 31, 2014 (Unaudited) and December 31, 2013	3

Condensed Consolidated Statements of Operations — Three months ended March 31, 2014 and 2013 (Unaudited)	4

Condensed Consolidated Statement of Stockholders’ Deficit — Three months ended March 31, 2014 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows — Three months ended March 31, 2014 and 2013 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 5. Other Information	14

Item 6. Exhibits	14

Signatures	21

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$22,880	$30,072
Accounts receivable, net	13,137	17,540
Prepaid expenses and other current assets	12,032	8,728

Total current assets	48,049	56,340

PROPERTY AND EQUIPMENT, net	121,993	44,635

OTHER ASSETS AND INTANGIBLE ASSETS	9,471	10,948

TOTAL ASSETS	$179,513	$111,923

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$159,390	$127,077
Accrued and other liabilities	442,942	410,763
Convertible notes payable, related party - current portion	45,761	45,060
Deferred revenue	352,650	302,129

Total current liabilities	1,000,743	885,029

CONVERTIBLE NOTES PAYABLE, related party – less current portion	222,871	230,129

Total liabilities	1,223,614	1,115,158

STOCKHOLDERS’ DEFICIT
Preferred stock — $.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding 987,102 shares in 2014, and 2013	445,513	430,382
Common stock — $.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 9,118,161 shares in 2014 and 2013	91	91
Additional paid-in capital	8,707,364	8,716,803
Accumulated deficit	(10,197,069)	(10,150,511)

Total stockholders’ deficit	(1,044,101)	(1,003,235)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$179,513	$111,923

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2014	March 31, 2013
REVENUES
Access service revenues	$23,789	$34,406
Co-location and other revenues	399,988	358,539

Total revenues	423,777	392,945

OPERATING COSTS AND EXPENSES
Cost of access service revenues	27,214	28,679
Cost of co-location and other revenues	85,417	90,900
Selling, general and administrative expenses	345,694	325,594
Depreciation and amortization	7,915	8,083

Total operating costs and expenses	466,240	453,256

LOSS FROM OPERATIONS	(42,463)	(60,311)

INTEREST EXPENSE	(4,095)	(5,387)

NET LOSS	$(46,558)	$(65,698)

Preferred stock dividends	(15,131)	-

Net loss available to common stockholders	$(61,689)	$(65,698)

Net loss per common share
Basic and diluted	$(.01)	$(.01)

Weighted average common shares outstanding
Basic and diluted	9,118,161	9,118,161

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Three Months Ended March 31, 2014

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2014	9,118,161	$ 91	987,102	$ 430,382	$ 8,716,803	$ (10,150,511)	$ (1,003,235)

Stock options compensation	-	-	-	-	5,692	-	5,692

Amortization of increasing dividend rate preferred stock discount	-	-	-	15,131	(15,131)	-	-

Net loss	-	-	-	-	-	(46,558)	(46,558)

Balance at March 31, 2014	9,118,161	$ 91	987,102	$ 445,513	$ 8,707,364	$ (10,197,069)	$ (1,044,101)

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,558)	$(65,698)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	7,915	8,083
Stock options compensation	5,692	936
Provision for uncollectible accounts receivable	(8,176)	5,120
Net (increase) decrease in
Accounts receivable	12,579	(8,815)
Prepaid expenses and other current assets	(3,304)	(2,381)
Net increase (decrease) in
Accounts payable	(12,397)	5,586
Accrued and other liabilities	32,179	61,886
Deferred revenue	50,521	8,147

Net cash provided by operating activities	38,451	12,864

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(39,086)	(2,448)

Net cash used in investing activities	(39,086)	(2,448)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Principal payments on borrowings under notes payable – related party	(6,557)	(6,195)

Net cash used in financing activities	(6,557)	(6,195)

NET INCREASE (DECREASE) IN CASH	(7,192)	4,221

Cash at beginning of period	30,072	10,847

Cash at end of period	$22,880	$15,068

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$4,095	$5,441

NON-CASH INVESTING AND FINANCING ACTIVITIES

Fixed assets purchased on accounts	$44,710	$-
Amortization of increasing dividend rate preferred stock discount	$15,131	$-

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2013.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2014.  Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.

2.	GOING CONCERN AND MANAGEMENT’S PLANS

At March 31, 2014, current liabilities exceed current assets by $952,694. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

3.	CONVERTIBLE NOTES PAYABLE RELATED PARTY

At December 31, 2013 the Company had a secured convertible promissory note from a shareholder with a balance of $225,189.  During the three months ended March 31, 2014, the Company made principal and interest payments totaling $6,557.  The secured convertible promissory note had a balance of $218,632 at March 31, 2014.

At December 31, 2013 the Company had a secured convertible promissory from a shareholder with a balance of $50,000.  During the three months ended March 31, 2014, the Company made interest payments totaling $750.  The secured convertible promissory note had a balance of $50,000 at March 31, 2014.

4.	STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the three months ended March 31, 2014:

Schedule of Employee Stock Option Activity
			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Options	exercise price	contractual life (yrs)	value
Options outstanding, December 31, 2013	3,202,882	$.030	9.10

Options exercisable, December 31, 2013	1,755,882	$.027	8.75	$ 42,261

Options granted during the period	3,000.050

Options outstanding, March 31, 2014	3,205,882	$.030	8.85

Options exercisable, March 31, 2014	1,756,882	$.027	8.50	$ 15,838

During the three months ended March 31, 2014, 3,000 nonqualified employee stock options were granted with an exercise price of $.05.  The stock options shall vest one-third each year starting from February 11, 2015, and shall expire on February 11, 2024.

Stock-based compensation expense for the three months ended March 31, 2014 was $5,692.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the three months ended March 31, 2014:

Risk-free interest rate 1.7%

Expected option life 5 years

Expected volatility 234%

Expected dividend yield 0%

5.	SERIES A CONVERTIBLE PREFERRED STOCK

On March 31, 2014 the Company’s board of directors made the determination that it was in the best interest of the Company and its stockholders to conserve the Company’s working capital at this time and not make the annual dividend payment for the year ending December 31, 2013.  As a result, pursuant to the Certificate of Designations, Preferences, and Rights of the Series A Convertible Preferred Stock, each share of the Series A Convertible Preferred Stock shall hereafter be entitled to two votes upon any matter that the holders of the Company’s common stock are entitled to vote.

The amortization of the increasing dividend rate preferred stock discount for the three months ended March 31, 2014 was $15,131.

6.	SUBSEQUENT EVENTS

In April 2014, the Company granted 1,500 employee stock options to one employee with an exercise price of $.03. The stock options shall vest one-third each year starting from April 2, 2015, and shall expire on April 2, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our 2013 Annual Report on Form 10-K and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2013 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”), FullWeb, Inc. (“FullWeb”) and CallMultiplier, Inc.

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

   Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services as well as advanced voice and data solutions. At March 31, 2014 FullTel provided us with local telephone access in approximately 232 cities.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014		March 31, 2013
	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$23,789	5.6%	$34,406	8.8%
Co-location and other revenues	399,988	94.4	358,539	91.2

Total revenues	423,777	100.0	392,945	100.0

Cost of access service revenues	27,214	6.4	28,679	7.3
Cost of co-location and other revenues	85,417	20.1	90,900	23.1
Selling, general and administrative expenses	345,694	81.6	325,594	82.9
Depreciation and amortization	7,915	1.9	8,083	2.0

Total operating costs and expenses	466,240	110.0	453,256	115.3

Loss from operations	(42,463)	(10.0)	(60,311)	(15.3)

Interest expense	(4,095)	(1.0)	(5,387)	(1.4)

Net loss	$(46,558)	(11.0)%	$(65,698)	(16.7)%

Preferred stock dividends	(15,131)	(3.6)	-	-

Net loss available to common stockholders	$(61,689)	(14.6)%	$(65,698)	(16.7)%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

Access service revenues decreased $10,617 or 30.9% to $23,789 for the 2014 1st Quarter from $34,406 for the same period in 2013 primarily due to a decline in the number of customers.

   Co-location and other revenues increased $41,449 or 11.6% to $399,988 for the 2014 1st Quarter from $358,539 for the same period in 2013.  This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $1,465 or 5.1% to $27,214 for the 2014 1st Quarter from $28,679 for the same period in 2013. This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 114.4% during the 2014 1st Quarter, compared to 83.4% during the same period in 2013.

Cost of co-location and other revenues decreased $5,483 or 6.0% to $85,417 for the 2014 1st Quarter from $90,900 for the same period in 2013 primarily related to reductions in costs of servicing our traditional phone service customers due to a reduction in the number of customers utilizing that service.  Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 21.4% during the 2014 1st Quarter, compared to 25.4% during the same period in 2013.

Selling, general and administrative expenses increased $20,100 or 6.2% to $345,694 for the 2014 1st Quarter compared to $325,594 for the same period in 2013.   This increase was primarily related to increases in employee costs, advertising, rent and travel and entertainment expenses of $34,086, $9,259, $7,933 and $2,834, respectively.  These increases were offset by decreases in professional services, agent commissions, bad debt and property tax expenses of $18,824, $6,378, $5,050 and $4,441, respectively.  Selling, general and administrative expenses as a percentage of total revenues decreased to 81.6% during the 2014 1st Quarter from 82.9% during the same period in 2013.

Depreciation and amortization expense remained relatively the same at $7,915 for the 2014 1st Quarter compared to $8,083 for the same period in 2013.

Interest Expense

Interest expense decreased $1,292 or 24.0% to $4,095 for the 2014 1st Quarter compared to $5,387 for the same period in 2013 primarily related to a decrease in notes payable.

Liquidity and Capital Resources

As of March 31, 2014, we had $22,880 in cash and $1,000,743 in current liabilities, including $352,650 of deferred revenues that will not require settlement in cash.

At March 31, 2014 and December 31, 2013, we had working capital deficits of $951,694 and  $828,689, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of March 31, 2014, of the $159,390 we owed to our trade creditors, $135,854 was past due. We have no formal agreements regarding payment of these amounts.

In addition, during the three months ended March 31, 2014, we had two customers that each comprised approximately 9% and 8% of total revenues, respectively.  During the three months ended March 31, 2013, these two customer each comprised approximately 10% and 8% of total revenues, respectively.

Cash flow for the periods ending March 31, 2014 and 2013 consist of the following.

	For the Periods Ended March 31,
	2014	2013
Net cash flows provided by operations	$38,451	$12,864
Net cash flows used in investing activities	(39,086)	(2,448)
Net cash flows used in financing activities	(6,557)	(6,195)

Cash used for the purchase of equipment was $39,086 and $2,448, respectively for the three months ended March 31, 2014 and 2013.

Cash used for principal payments on notes payable was $6,557 and $6,195, respectively for the three months ended March 31, 2014 and 2013.

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

On March 31, 2014 our board of directors made the determination that it was in the best interest of the Company and its stockholders to conserve our working capital at this time and not make the annual dividend payment for the year ending December 31, 2013.  As a result, pursuant to the Certificate of Designations, Preferences, and Rights of the Series A Convertible Preferred Stock, each share of the Series A Convertible Preferred Stock shall hereafter be entitled to two votes upon any matter that the holders of our common stock are entitled to vote.

Financing Activities

We have a secured convertible promissory note from a shareholder which requires monthly installments of $3,301 including principal and interest and is secured by all of our tangible and intangible assets.  At March 31, 2014, the outstanding principal and accrued interest of the secured convertible promissory note was $218,632.

We have a secured convertible promissory note from a shareholder which requires monthly installments of interest only through May 31, 2014 then monthly installments of $600 including principal and interest.  This note is secured by certain equipment.  At March 31, 2014, the outstanding principal and accrued interest of the secured convertible promissory note was $50,000.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2014 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses identified below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we issued 3,000 nonqualified employee stock options with an exercise price of $.05.  The stock options shall vest one-third each year starting from February 11, 2015, and shall expire on February 11, 2024.  We do not have a written employee stock option plan.  In connection with the issuance of these common stock options, no underwriting discounts or commissions were paid or will be paid. The common stock options were issued without registration under the Securities Act of 1933, as amended, in reliance on the registration exemption afforded by Regulation D and more specifically Rule 506 of Regulation D.

Item 5. Other Information

During the three months ended March 31, 2014 all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: May 15, 2014	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: May 15, 2014	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy J. Kilkenny, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2014 of FullNet Communications, Inc.;

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

Date: May 15, 2014

/s/ Timothy J. Kilkenny, Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Roger P. Baresel, certify that:.

1.	I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2014 of FullNet Communications, Inc.;

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

Date: May 15, 2014

/s/ Roger P. Baresel, President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2014 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2014	/s/ Timothy J. Kilkenny,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2014 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2014	/s/ Roger P. Baresel,
President and Chief Financial and
Accounting Officer

 _____________________________________