Form 10-Q
period 2014-06-30
FULLNET COMMUNICATIONS INC
filed 2014-08-14
CIK 1092570

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 14, 2014, 9,118,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — June 30, 2014 (Unaudited) and December 31, 2013	3

Condensed Consolidated Statements of Operations — Three and Six months ended June 30, 2014 and 2013 (Unaudited)	4

Condensed Consolidated Statements of Stockholders’ Deficit — Six months ended June 30, 2014 and 2013 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows — Six months ended June 30, 2014 and 2013 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures	18

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 4,396	$ 30,072
Accounts receivable, net	14,178	17,540
Prepaid expenses and other current assets	14,204	8,728

Total current assets	32,778	56,340

PROPERTY AND EQUIPMENT, net	123,557	44,635

OTHER ASSETS AND INTANGIBLE ASSETS	7,994	10,948

TOTAL ASSETS	$ 164,329	$ 111,923

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 177,142	$ 127,077
Accrued and other liabilities	449,528	410,763
Convertible notes payable, related party - current portion	46,811	45,060
Deferred revenue	339,461	302,129

Total current liabilities	1,012,942	885,029

CONVERTIBLE NOTES PAYABLE, related party - less current portion	214,815	230,129

Total liabilities	1,227,757	1,115,158

STOCKHOLDERS’ DEFICIT
Preferred stock — $.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2014 and 2013	460,644	430,382
Common stock — $.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 9,118,161 shares in 2014 and 2013	91	91
Additional paid-in capital	8,697,865	8,716,803
Accumulated deficit	(10,222,028)	(10,150,511)

Total stockholders’ deficit	(1,063,428)	(1,003,235)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 164,329	$ 111,923

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUES
Access service revenues	$ 19,279	$ 31,889	$ 43,068	$ 66,295
Co-location and other revenues	438,454	378,472	838,442	737,011

Total revenues	457,733	410,361	881,510	803,306

OPERATING COSTS AND EXPENSES
Cost of access service revenues	22,503	27,329	49,717	56,008
Cost of co-location and other revenues	88,978	85,978	174,395	176,878
Selling, general and administrative expenses	356,300	344,499	701,994	670,093
Depreciation and amortization	10,915	7,319	18,830	15,402

Total operating costs and expenses	478,696	465,125	944,936	918,381

LOSS FROM OPERATIONS	(20,963)	(54,764)	(63,426)	(115,075)

GAIN ON SERIES A CONVERTIBLE PREFERRED STOCK ISSUED IN EXCHANGE FOR INDEBTEDNESS	-	401,004	-	401,004
INTEREST EXPENSE	(3,996)	(5,720)	(8,091)	(11,107)

NET INCOME (LOSS)	$ (24,959)	$ 340,520	$ (71,517)	$ 274,822
Preferred stock dividends	(15,131)	(8,605)	(30,262)	(8,605)
Net income (loss) available to common stockholders	$ (40,090)	$ 331,915	$ (101,779)	$ 266,217

Net income (loss) per share —basic	$ (.00)	$ .04	$ (.01)	$ .03
Net income (loss) per share — assuming dilution	$ (.00)	$ .03	$ (.01)	$ .03

Weighted average shares outstanding — basic	9,118,161	9,118,161	9,118,161	9,118,161
Weighted average shares outstanding — assuming dilution	9,118,161	10,288,031	9,118,161	10,011,511

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Six Months Ended June 30, 2014

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2014	9,118,161	$91	987,102	$430,382	$8,716,803	$(10,150,511)	$(1,003,235)

Stock options compensation	-	-	-	-	11,324	-	11,324

Amortization of increasing dividend rate preferred stock discount	-	-	-	30,262	(30,262)	-	-

Net loss	-	-	-	-	-	(71,517)	(71,517)

Balance at June 30, 2014 -(unaudited)	9,118,161	$91	987,102	$460,644	$8,697,865	$(10,222,028)	$(1,063,428)

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (71,517)	$ 274,822
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	18,830	15,402
Stock options compensation	11,324	22,121
Stock warrants issued for services	-	6,182
Provision for uncollectible accounts receivable	(9,938)	10,281
(Gain) on Series A convertible preferred stock issued in exchange for indebtedness	-	(401,004)
Net (increase) decrease in
Accounts receivable	13,300	(28,257)
Prepaid expenses and other current assets	(5,476)	(7,666)
Net increase (decrease) in
Accounts payable	11,533	45,496
Accrued and other liabilities	38,765	63,533
Deferred revenue	37,332	19,196

Net cash provided by operating activities	44,153	20,106

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(56,266)	(5,634)

Net cash used in investing activities	(56,266)	(5,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(13,563)	(11,194)

Net cash used in financing activities	(13,563)	(11,194)

NET INCREASE (DECREASE) IN CASH	(25,676)	3,278
Cash at beginning of period	30,072	10,847
Cash at end of period	$ 4,396	$ 14,125

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$ 8,091	$ 9,848

NON-CASH INVESTING AND FINANCING ACTIVITIES

Fixed assets purchased on accounts	$ 38,532	$ -
Amortization of increasing dividend rate preferred stock discount	$ 30,262	$ 8,605

See accompanying notes to the unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

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

At June 30, 2014, current liabilities exceed current assets by $980,164. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

The Company’s business plan includes, among other things, expansion through mergers and acquisitions and the development of its co-location and advanced voice and data solutions.  Execution of the Company’s business plan will require significant capital to fund capital expenditures, working capital needs and debt service. Current cash balances will not be sufficient to fund the Company’s current business plan beyond the next few months. As a consequence, the Company is currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. The Company continues to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund the Company’s liquidity. There can be no assurance that the Company will be able to obtain additional capital on satisfactory terms, or at all, or on terms that will not dilute the shareholders’ interests.

3.	CONVERTIBLE NOTES PAYABLE RELATED PARTY

At December 31, 2013 the Company had a secured convertible promissory note from a shareholder with a balance of $225,189.  During the six months ended June 30, 2014, the Company made principal and interest payments totaling $19,804.  The secured convertible promissory note had a balance of $211,976 at June 30, 2014.

At December 31, 2013 the Company had a secured convertible promissory from a shareholder with a balance of $50,000.  During the six months ended June 30, 2014, the Company made principal and interest payments totaling $1,850.  The secured convertible promissory note had a balance of $49,650 at June 30, 2014.

 7 -

4.	STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the six months ended June 30, 2014:

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Options outstanding, December 31, 2013	3,202,882	$ .030	9.10
Options exercisable, December 31, 2013	1,755,882	$ .027	8.75	$ 42,261
Options granted during the period	4,500	$ .043
Options expired during the period	(15,000)	$ .050
Options forfeited during the period	(1,000)	$ .02
Options outstanding June 30, 2014	3,191,382	$ .029	8.65
Options exercisable, June 30, 2014	1,867,549	$ .026	8.36	$ 17,222

During the six months ended June 30, 2014, 4,500 nonqualified employee stock options were granted with exercise prices ranging from $03 to $.05. The options were valued using Black-Scholes option pricing model on the respective date of issuance and the fair value of the shares was determined to be $193 of which $25 was recognized as stock-based compensation expense for the six months ended June 30, 2014. The stock options will vest one-third on each annual anniversary date of the grant and will expire ten years from the date of the grant.  During the six months ended June 30, 2014, 1,000 employee stock options were forfeited that were related to options granted in prior years.

Stock-based compensation expense for the three and six months ended June 30, 2014 was $5,632 and $11,324, respectively.  Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the six months ended June 30, 2014:

Risk-free interest rate 1.64% - 1.70%

Expected option life 5 years

Expected volatility 229% - 234%

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

The amortization of the increasing dividend rate preferred stock discount for the three and six months ended June 30, 2014 was $15,131 and $30,262, respectively.  The amortization of the increasing dividend rate preferred stock discount for the three and six months ended June 30, 2013 was $8,605.

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

Our current business strategy is to become a successful integrated communications provider in Oklahoma. We expect to grow through the acquisition of additional customers for our carrier-neutral co-location space and advanced voice and data solutions.

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services as well as advanced voice and data solutions. At June 30, 2014 FullTel provided us with local telephone access in approximately 232 cities.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Revenues:
Access service revenues	$ 19,279	4.2%	$ 31,889	7.8%	$ 43,068	4.9%	$ 66,295	8.3%
Co-location and other revenues	438,454	95.8	378,472	92.2	838,442	95.1	737,011	91.7
Total revenues	457,733	100.0	410,361	100.0	881,510	100.0	803,306	100.0

Cost of access service revenues	22,503	4.9	27,329	6.7	49,717	5.7	56,008	7.0
Cost of co-location and other revenues	88,978	19.4	85,978	20.9	174,395	19.8	176,878	22.0
Selling, general and administrative expenses	356,300	77.9	344,499	83.9	701,994	79.6	670,093	83.4
Depreciation and amortization	10,915	2.4	7,319	1.8	18,830	2.1	15,402	1.9
Total operating costs and expenses	478,696	104.6	465,125	113.3	944,936	107.2	918,381	114.3

Loss from operations	(20,963)	(4.6)	(54,764)	(13.3)	(63,426)	(7.2)	(115,075)	(14.3)

Gain on Series A convertible preferred stock issued in exchange for indebtedness	-	-	401,004	97.7	-	-	401,004	49.9

Interest expense	(3,996)	(0.9)	(5,720)	(1.4)	(8,091)	(0.9)	(11,107)	(1.4)

Net income (loss)	$ (24,959)	(5.5)%	$ 340,520	83.0%	$ (71,517)	(8.1)%	$ 274,822	34.2%

Preferred stock dividends	(15,131)	(3.3)	(8,605)	2.1	(30,262)	(3.4)	(8,605)	1.1

Net income (loss) available to common stockholders	$ (40,090)	(8.8)%	$ 331,915	80.9%	$ (101,779)	(11.5)%	$ 266,217	33.1%

Three Months Ended June 30, 2014 (the “2014 2nd Quarter”) Compared to Three Months Ended June 30, 2013 (the “2013 2nd Quarter”)

Revenues

Access service revenues decreased $12,610 or 39.5% to $19,279 for the 2014 2nd Quarter from $31,889 for the same period in 2013 primarily due to a decline in the number of customers.

Co-location and other revenues increased $59,982 or 15.8% to $438,454 for the 2014 2nd Quarter from $378,472 for the same period in 2013. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service decreased $4,826 or 17.7% to $22,503 for the 2014 2nd Quarter from $27,329 for the same period in 2013.  This decrease was primarily due to reductions in recurring costs associated with our network.  Cost of access service revenues as a percentage of access service revenues increased to 116.7% during the 2014 2nd Quarter, compared to 85.7% during the same period in 2013.

Cost of co-location and other revenues increased $3,000 or 3.5% to $88,978 for the 2014 2nd Quarter from $85,978 for the same period in 2013.  This increase was primarily attributable to increases in costs of servicing our advanced voice and data solutions customers due to an increase in the number of customers utilizing those services.  The increase was offset by reductions in costs of servicing our traditional phone service customers due to a reduction in the number of customers utilizing that service.  Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 20.3% during the 2014 2nd Quarter, compared to 22.7% during the same period in 2013.

Selling, general and administrative expenses increased $11,801 or 3.4% to $356,300 for the 2014 2nd Quarter compared to $344,499 for the same period in 2013.  This increase was primarily related to increases in rent, advertising, employee costs and professional services expenses of $7,388, $7,248, $5,066 and $4,146, respectively.  These increases were offset by decreases in bad debt, agent commissions and property tax expenses of $8,179, $2,174 and $2,074, respectively.  Selling, general and administrative expenses as a percentage of total revenues decreased to 77.9% during the 2014 2nd Quarter from 83.9% during the same period in 2013.

Depreciation and amortization expense increased $3,596 or 49.1% to $10,915 for the 2014 2nd Quarter compared to $7,319 for the same period in 2013 primarily related to the addition of assets.

Gain on Series A convertible preferred stock issued in exchange for indebtedness

On June 3, 2013, pursuant to shareholder authorization, we issued 987,102 shares of our Series A convertible preferred stock and $401,004 was recognized as gain on Series A convertible preferred stock issued in exchange for indebtedness. See breakdown below:

We issued 59,634 and 203,169 shares of our series A convertible preferred stock to settle $55,000 of debt, $4,634 of accrued interest and $203,169 of accounts payable. As a result, we recognized a gain on settlement of debt and accrued interest of $57,248 and a gain on settlement of accounts payable of $195,042.

Members of our management and board of directors accounted for 609,507 shares of the shares issued in exchange for $609,507 and $46,626 of our deferred compensation and accrued payroll taxes.  Participation of our management and board of directors in this exchange was approved by a majority of our shareholders.

Also, accounts payable of $114,792 was exchanged for 114,792 shares of our series A convertible preferred stock. We recognized $110,200 as gain on settlement of accounts payable. An additional $38,514 of gain netted against $9,694 of professional fees was recognized as we wrote off additional accounts payables and deferred compensation due to the applicable Statute of Limitations.

Interest Expense

Interest expense decreased $1,724 or 30.1% to $3,996 for the 2014 2nd Quarter compared to $5,720 for the same period in 2013 primarily related to the decrease in notes payable.

Six Months Ended June 30, 2014 (the “2014 Period”) Compared to Six Months Ended June 30, 2013 (the “2013 Period”)

Revenues

Access service revenues decreased $23,227 or 35.0% to $43,068 for the 2014 Period from $66,295 for the 2013 Period primarily due to a decline in the number of customers.

Co-location and other revenues increased $101,431 or 13.7% to $838,442 for the 2014 Period from $737,011 for the 2013 Period.  This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $6,291 or 11.2% to $49,717 for the 2014 Period from $56,008 for the 2013 Period. This decrease was primarily due to reductions in recurring costs associated with our network. Cost of access service revenues as a percentage of access service revenues increased to 115.4% during the 2014 Period, compared to 84.5% during the 2013 Period.

Cost of co-location and other revenues decreased $2,483 or 1.4% to $174,395 for the 2014 Period from $176,878 for the 2013 Period This decrease was primarily related to reductions in costs of servicing our traditional phone service customers due to a reduction in the number of customers utilizing that service.  The decrease was offset by increases in costs of servicing our advanced voice and data solutions customers due to an increase in the number of customers utilizing those services.  Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 20.8% during the 2014 Period compared to 24.0% during the 2013 Period.

Selling, general and administrative expenses increased $31,901 or 4.8% to $701,994 for the 2014 Period compared to $670,093 for the 2013 Period.  This increase was primarily related to increases in employee costs, advertising and rent expenses of $39,152, $16,506 and $15,321, respectively.  These increases were offset by decreases in professional services, bad debt, agent commissions and property taxes expenses of $14,678, $13,229, $8,501 and $6,515, respectively.  Selling, general and administrative expenses as a percentage of total revenues decreased to 79.6% during the 2014 Period from 83.4% during the 2013 Period.

Depreciation and amortization expense increased $3,428 or 22.3% to $18,830 for the 2014 Period compared to $15,402 for the 2013 Period primarily related to the addition of assets.

Gain on Series A convertible preferred stock issued in exchange for indebtedness

On June 3, 2013, pursuant to shareholder authorization, we issued 987,102 shares of our Series A convertible preferred stock and $401,004 was recognized as gain on Series A convertible preferred stock issued in exchange for indebtedness. See breakdown below:

We issued 59,634 and 203,169 shares of our series A convertible preferred stock to settle $55,000 of debt, $4,634 of accrued interest and $203,169 of accounts payable. As a result, we recognized a gain on settlement of debt and accrued interest of $57,248 and a gain on settlement of accounts payable of $195,042.

Members of our management and board of directors accounted for 609,507 shares of the shares issued in exchange for $609,507 and $46,626 of our deferred compensation and accrued payroll taxes.  Participation of our management and board of directors in this exchange was approved by a majority of our shareholders.

Also, accounts payable of $114,792 was exchanged for 114,792 shares of our series A convertible preferred stock. We recognized $110,200 as gain on settlement of accounts payable.  An additional $38,514 of gain netted against $9,694 of professional fees was recognized as we wrote off additional accounts payables and deferred compensation due to the applicable Statute of Limitations.

Interest Expense

Interest expense decreased $3,016or 27.2% to $8,091 for the 2014 Period compared to $11,107 for the 2013 Period primarily related to the decrease in notes payable.

Liquidity and Capital Resources

As of June 30, 2014, we had $4,396 in cash and $1,012,942 in current liabilities, including $339,461 of deferred revenues that will not require settlement in cash.

At June 30, 2014 and December 31, 2013, we had working capital deficits of $980,164 and $828,689, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of June 30, 2014, of the $177,142 we owed to our trade creditors $163,756 was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the six-month periods ended June 30, 2014 and 2013 consist of the following.

	For the Six-Months Periods Ended June 30,
	2014	2013
Net cash flows provided by operations	$ 44,153	$ 20,106
Net cash flows used in investing activities	(56,266)	(5,634)
Net cash flows used in financing activities	(13,563)	(11,194)

Cash used for the purchase of equipment was $56,266 and $5,634, respectively, for the six months ended June 30, 2014 and 2013.

Cash used for principal payments on notes payable was $13,563 and $11,194, respectively, for the six months ended June 30, 2014 and 2013.

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

Financing Activities

We have a secured convertible promissory note from a shareholder which requires monthly installments of $3,301 including principal and interest and is secured by all of our tangible and intangible assets.  At June 30, 2014, the outstanding principal and accrued interest of the secured convertible promissory note was $211,976.

We have a secured convertible promissory note from a shareholder which requires monthly installments of interest only through May 31, 2014 then monthly installments of $600 including principal and interest.  This note is secured by certain equipment.  At June 30, 2014, the outstanding principal and accrued interest of the secured convertible promissory note was $49,650.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2014 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2014, we issued 4,500 nonqualified employee stock options with exercise prices ranging from $.03 to $.05.  The stock options will vest one-third on each annual anniversary date of the grant and will expire ten years from the date of the grant.  We do not have a written employee stock option plan.  In connection with the issuance of these common stock options, no underwriting discounts or commissions were paid or will be paid. The common stock options were issued without registration under the Securities Act of 1933, as amended, in reliance on the registration exemption afforded by Regulation D and more specifically Rule 506 of Regulation D.

Item 5. Other Information

During the three months ended June 30, 2014 all events reportable on Form 8-K were reported.

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

#

Exhibit
Number	Exhibit

4.4	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of FullNet Communications, Inc.	#

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

10.5

Amendment to Financial Advisory Services Agreement between Registrant and National Securities Corporation, dated April 21, 2000 (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).

#

10.6

Placement Agency Agreement dated November 8, 2000 between FullNet Communications, Inc. and National Securities Corporation (filed as Exhibit 10.31 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000).

#

10.7	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.8	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.9	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC	#

10.10	Employment Agreement with Jason Ayers dated January 1, 2011	#

10.11	Form 8-K dated May 9, 2013 reporting expansion of the Board of Directors and the election of Jason C. Ayers to the Board of Directors	#

10.12	Schedule 14C Definitive Information Statement dated May 15, 2013 reporting Notice of Action by Written Consent of Shareholders	#

10.13

Form 8-K dated June 3, 2013 reporting the Shareholder Consent to Action in Lieu of a Meeting approving the Amendment and Restatement of the Company’s Certificate of Incorporation,  the re-election of the Board of Directors, the authorization of Series A Convertible Preferred Stock, the authorization of the Exchange Offer and the issuance of Series A Convertible Preferred Stock

#

Exhibit
Number	Exhibit

10.14	Form of Exchange Offer Acceptance Agreement	#

10.15	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC	#

10.16	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC	#

22.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

#	Incorporated by reference.

*	Filed herewith.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: August 14, 2014	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: August 14, 2014	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy J. Kilkenny, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2014 of FullNet Communications, Inc.;

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

Date: August 14, 2014

/s/ Timothy J. Kilkenny Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Roger P. Baresel, certify that:.

1.	I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2014 of FullNet Communications, Inc.;

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

Date: August 14, 2014

/s/ Roger P. Baresel, President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2014 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2014	/s/ Timothy J. Kilkenny,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2014 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2014	/s/ Roger P. Baresel,
President and Chief Financial and
Accounting Officer