Form 10-Q
period 2014-09-30
FULLNET COMMUNICATIONS INC
filed 2014-11-13
CIK 1092570

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 13, 2014, 9,118,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — September 30, 2014 (Unaudited) and December 31, 2013	3

Condensed Consolidated Statements of Operations — Three and Nine months ended September 30, 2014 and 2013 (Unaudited)	4

Condensed Consolidated Statements of Stockholders’ Deficit — Nine months ended September 30, 2014 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2014 and 2013 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures	18

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 7,214	$ 30,072
Accounts receivable, net	9,532	17,540
Prepaid expenses and other current assets	12,751	8,728

Total current assets	29,497	56,340

PROPERTY AND EQUIPMENT, net	115,551	44,635

OTHER ASSETS AND INTANGIBLE ASSETS	6,516	10,948

TOTAL ASSETS	$ 151,564	$ 111,923

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 193,723	$ 127,077
Accrued and other liabilities	482,033	410,763
Convertible notes payable, related party - current portion	46,811	45,060
Deferred revenue	347,696	302,129

Total current liabilities	1,070,263	885,029

CONVERTIBLE NOTES PAYABLE, related party - less current portion	206,998	230,129

Total liabilities	1,277,261	1,115,158

STOCKHOLDERS’ DEFICIT
Preferred stock — $.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2014 and 2013	475,775	430,382
Common stock — $.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 9,118,161 shares in 2014 and 2013	91	91
Additional paid-in capital	8,688,318	8,716,803
Accumulated deficit	(10,289,881)	(10,150,511)

Total stockholders’ deficit	(1,125,697)	(1,003,235)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 151,564	$ 111,923

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
REVENUES
Access service revenues	$ 22,705	$ 29,640	$ 65,773	$ 95,936
Co-location and other revenues	393,357	391,881	1,231,799	1,128,891

Total revenues	416,062	421,521	1,297,572	1,224,827

OPERATING COSTS AND EXPENSES
Cost of access service revenues	24,563	27,817	76,180	83,825
Cost of co-location and other revenues	87,458	90,816	259,953	267,693
Selling, general and administrative expenses	357,411	343,556	1,059,405	1,013,649
Depreciation and amortization	10,597	6,969	29,427	22,372

Total operating costs and expenses	480,029	469,158	1,424,965	1,387,539

LOSS FROM OPERATIONS	(63,967)	(47,637)	(127,393)	(162,712)

GAIN ON SERIES A CONVERTIBLE PREFERRED STOCK ISSUED IN EXCHANGE FOR INDEBTEDNESS	-	-	-	401,004
INTEREST EXPENSE	(3,886)	(4,289)	(11,977)	(15,396)

NET INCOME (LOSS)	$ (67,853)	$ (51,926)	$ (139,370)	$ 222,896
Preferred stock dividends	(15,131)	(29,002)	(45,393)	(37,607)
Net income (loss) available to common stockholders	$ (82,984)	$ (80,928)	$ (184,763)	$ 185,289

Net income (loss) per share —basic	$ (.01)	$ (.01)	$ (.02)	$ .02
Net income (loss) per share — assuming dilution	$ (.01)	$ (.01)	$ (.02)	$ .02

Weighted average shares outstanding — basic	9,118,161	9,118,161	9,118,161	9,118,161
Weighted average shares outstanding — assuming dilution	9,118,161	9,118,161	9,118,161	11,610,390

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Nine Months Ended September 30, 2014

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2014	9,118,161	$ 91	987,102	$ 430,382	$ 8,716,803	$ (10,150,511)	$ (1,003,235)

Stock options compensation	-	-	-	-	16,908	-	16,908

Amortization of increasing dividend rate preferred stock discount	-	-	-	45,393	(45,393)	-	-

Net loss	-	-	-	-	-	(139,370)	(139,370)

Balance at September 30, 2014 – (unaudited)	9,118,161	$ 91	987,102	$ 475,775	$ 8,688,318	$ (10,289,881)	$ (1,125,697)

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (139,370)	$ 222,896
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	29,427	22,372
Stock options compensation	16,908	45,880
Stock warrants issued for services	-	6,182
Provision for uncollectible accounts receivable	(11,002)	15,453
(Gain) on Series A convertible preferred stock issued in exchange for indebtedness	-	(401,004)
Net (increase) decrease in
Accounts receivable	19,010	(14,870)
Prepaid expenses and other current assets	(4,023)	(5,526)
Net increase (decrease) in
Accounts payable	30,114	25,081
Accrued and other liabilities	71,270	82,122
Deferred revenue	45,567	32,417

Net cash provided by operating activities	57,901	31,003

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(59,379)	(5,634)

Net cash used in investing activities	(59,379)	(5,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(21,380)	(17,558)

Net cash used in financing activities	(21,380)	(17,558)

NET INCREASE (DECREASE) IN CASH	(22,858)	7,811
Cash at beginning of period	30,072	10,847
Cash at end of period	$ 7,214	$ 18,658

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$ 11,977	$ 14,005

NON-CASH INVESTING AND FINANCING ACTIVITIES

Property and equipment purchased on accounts	$ 36,532	$ -
Amortization of increasing dividend rate preferred stock discount	$ 45,393	$ 37,607
Series A convertible preferred stock issued for settlement of debt and accrued interest	$ -	$ 59,634
Series A convertible preferred stock issued for settlement of accounts payable	$ -	$ 317,961
Series A convertible preferred stock issued for settlement of deferred compensation	$ -	$ 656,133
Increasing dividend rate preferred stock discount	$ -	$ (309,337)
Reclassification of accounts payable to convertible debt – related party	$ -	$ 50,000

See accompanying notes to the unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

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

At September 30, 2014, current liabilities exceed current assets by $1,040,766. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

At December 31, 2013 the Company had a secured convertible promissory note from a shareholder with a balance of $225,189.  During the nine months ended September 30, 2014, the Company made principal and interest payments totaling $29,706.  The secured convertible promissory note had a balance of $205,221 at September 30, 2014.

At December 31, 2013 the Company had a secured convertible promissory from a shareholder with a balance of $50,000.  During the nine months ended September 30, 2014, the Company made principal and interest payments totaling $3,651.  The secured convertible promissory note had a balance of $48,588 at September 30, 2014.

4.	STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the nine months ended September 30, 2014:

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Options outstanding, December 31, 2013	3,202,882	$ 0.030	9.10
Options exercisable, December 31, 2013	1,755,882	$ 0.027	8.75	$ 42,261
Options granted during the period	7,500	$ 0.036
Options expired during the period	(15,000)	$ 0.050
Options forfeited during the period	(4,000)	$ 0.043
Options outstanding, September 30, 2014	3,191,382	$ 0.029	8.40
Options exercisable, September 30, 2014	1,932,549	$ 0.025	8.10	$ 13,488

During the nine months ended September 30, 2014, 7,500 nonqualified employee stock options were granted with exercise prices ranging from $0.026 to $0.050 and 3,000 of those options with an exercise price of $.050 were forfeited.  The options were valued using Black-Scholes option pricing model on the respective date of issuance and the fair value of the shares was determined to be $122 of which $10 was recognized as stock-based compensation expense for the nine months ended September 30, 2014. The stock options will vest one-third on each annual anniversary date of the grant and will expire ten years from the date of the grant.  During the nine months ended September 30, 2014, 1,000 employee stock options were forfeited that were related to options granted in the prior year.

Stock-based compensation expense for the three and nine months ended September 30, 2014 was $5,584 and $16,908, respectively.  Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the nine months ended September 30, 2014:

Risk-free interest rate 1.41% - 1.70%

Expected option life 5 years

Expected volatility 225% - 234%

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

The amortization of the increasing dividend rate preferred stock discount for the three and nine months ended September 30, 2014 was $15,131 and $45,393, respectively.  The amortization of the increasing dividend rate preferred stock discount for the three and nine months ended September 30, 2013 was $29,002 and $37,607, respectively.

6.	PROPERTY AND EQUIPMENT

During the nine months ended September 30, 2014, $59,379 was paid for property and equipment and $36,532 was purchased on accounts.

7.	SUBSEQUENT EVENTS

In October 2014, the Company granted 120,000 employee stock options to one employee with an exercise price of $.026. The stock options shall vest one-third each year starting from October 1, 2015, and shall expire on October 1, 2024.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Revenues:
Access service revenues	$ 22,705	5.5%	$ 29,640	7.0%	$ 65,773	5.1%	$ 95,936	7.8%
Co-location and other revenues	393,357	94.5	391,881	93.0	1,231,799	94.9	1,128,891	92.2
Total revenues	416,062	100.0	421,521	100.0	1,297,572	100.0	1,224,827	100.0

Cost of access service revenues	24,563	5.9	27,817	6.6	76,180	5.9	83,825	6.8
Cost of co-location and other revenues	87,458	21.0	90,816	21.5	259,953	20.0	267,693	21.9
Selling, general and administrative expenses	357,411	85.9	343,556	81.5	1,059,405	81.6	1,013,649	82.8
Depreciation and amortization	10,597	2.6	6,969	1.7	29,427	2.3	22,372	1.8
Total operating costs and expenses	480,029	115.4	469,158	111.3	1,424,965	109.8	1,387,539	113.3

Loss from operations	(63,967)	(15.4)	(47,637)	(11.3)	(127,393)	(9.8)	(162,712)	(13.3)

Gain on Series A convertible preferred stock issued in exchange for indebtedness	-	-	-	-	-	-	401,004	32.7

Interest expense	(3,886)	(0.9)	(4,289)	(1.0)	(11,977)	(0.9)	(15,396)	(1.2)

Net income (loss)	$ (67,853)	(16.3)%	$ (51,926)	(12.3)%	$ (139,370)	(10.7)%	$ 222,896	18.2%

Preferred stock dividends	(15,131)	(3.6)	(29,002)	(6.9)	(45,393)	(3.5)	(37,607)	(3.1)

Net income (loss) available to common stockholders	$ (82,984)	(19.9)%	$ (80,928)	(19.2)%	$ (184,763)	(14.2)%	$ 185,289	15.1%

Three Months Ended September 30, 2014 (the “2014 3rd Quarter”) Compared to Three Months Ended September 30, 2013 (the “2013 3rd Quarter”)

Revenues

Access service revenues decreased $6,935 or 23.4% to $22,705 for the 2014 3rd Quarter from $29,640 for the same period in 2013 primarily due to a decline in the number of customers.

Co-location and other revenues increased $1,476 or 0.4% to $393,357 for the 2014 3rd Quarter from $391,881 for the same period in 2013. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service decreased $3,254 or 11.7% to $24,563 for the 2014 3rd Quarter from $27,817 for the same period in 2013.  This decrease was primarily due to reductions in costs of servicing access customers due to a reduction in the number of customers.  Cost of access service revenues as a percentage of access service revenues increased to 108.2% during the 2014 3rd Quarter, compared to 93.8% during the same period in 2013.

Cost of co-location and other revenues decreased $3,358 or 3.7% to $87,458 for the 2014 3rd Quarter from $90,816 for the same period in 2013.  This decrease was primarily related to reductions in costs of servicing our traditional phone service customers due to a reduction in the number of customers utilizing that service.  The decrease was offset by increases in costs of servicing our advanced voice and data solutions customers due to an increase in the number of customers utilizing those services.  Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 22.2% during the 2014 3rd Quarter, compared to 23.2% during the same period in 2013.

Selling, general and administrative expenses increased $13,855 or 4.0% to $357,411 for the 2014 2nd Quarter compared to $343,556 for the same period in 2013.  This increase was primarily related to increases in rent, advertising, supplies, repairs, and professional services expenses of $7,183, $8,244, $2,864, $1,804 and $1,840, respectively.  These increases were offset by decreases in bad debt and property tax expenses of $6,003 and $2,424, respectively.  Selling, general and administrative expenses as a percentage of total revenues increased to 85.9% during the 2014 3rd Quarter from 81.5% during the same period in 2013.

Depreciation and amortization expense increased $3,628 or 52.1% to $10,597 for the 2014 3rd Quarter compared to $6,969 for the same period in 2013 primarily related to the addition of assets.

Interest Expense

Interest expense decreased $403 or 9.4% to $3,886 for the 2014 3rd Quarter compared to $4,289 for the same period in 2013 primarily related to the decrease in notes payable.

Nine Months Ended September 30, 2014 (the “2014 Period”) Compared to Nine Months Ended September 30, 2013 (the “2013 Period”)

Revenues

Access service revenues decreased $30,163 or 31.4% to $65,773 for the 2014 Period from $95,936 for the 2013 Period primarily due to a decline in the number of customers.

Co-location and other revenues increased $102,908 or 9.1% to $1,231,799 for the 2014 Period from $1,128,891 for the 2013 Period.  This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $7,645 or 9.1% to $76,180 for the 2014 Period from $83,825 for the 2013 Period. This decrease was primarily due to reductions in costs of servicing access customers due to a reduction in the number of customers.  Cost of access service revenues as a percentage of access service revenues increased to 115.8% during the 2014 Period, compared to 87.4% during the 2013 Period.

Cost of co-location and other revenues decreased $7,740 or 2.9% to $259,953 for the 2014 Period from $267,693 for the 2013 Period This decrease was primarily related to reductions in costs of servicing our traditional phone service customers due to a reduction in the number of customers utilizing that service.  The decrease was offset by increases in costs of servicing our advanced voice and data solutions customers due to an increase in the number of customers utilizing those services.  Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 21.1% during the 2014 Period compared to 23.7% during the 2013 Period.

Selling, general and administrative expenses increased $45,756 or 4.5% to $1,059,405 for the 2014 Period compared to $1,013,649 for the 2013 Period.  This increase was primarily related to increases in employee costs, advertising, rent expense, bank fees and travel and entertainment expenses of $37,936, $24,750, $22,504, $3,454 and $4,788, respectively.  These increases were offset by decreases in professional services, bad debt, agent commissions and property taxes expenses of $12,837, $19,232, $8,475 and $8,938, respectively.  Selling, general and administrative expenses as a percentage of total revenues decreased to 81.6% during the 2014 Period from 82.8% during the 2013 Period.

Depreciation and amortization expense increased $7,055or 31.5% to $29,427 for the 2014 Period compared to $22,372 for the 2013 Period primarily related to the addition of assets.

Gain on Series A convertible preferred stock issued in exchange for indebtedness

On June 3, 2013, pursuant to shareholder authorization, we issued 987,102 shares of our Series A convertible preferred stock and a gain of $401,004 was recognized on the issuance of the Series A convertible preferred stock issued in exchange for indebtedness. See breakdown below:

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

Interest Expense

Interest expense decreased $3,419 or 22.2% to $11,977 for the 2014 Period compared to $15,396 for the 2013 Period primarily related to the decrease in notes payable.

Liquidity and Capital Resources

As of September 30, 2014, we had $7,214 in cash and $1,070,263 in current liabilities, including $347,696 of deferred revenues that will not require settlement in cash.

At September 30, 2014 and December 31, 2013, we had working capital deficits of $1,040,766 and $828,689, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of September 30, 2014, of the $193,723 we owed to our trade creditors $162,901 was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the nine-month periods ended September 30, 2014 and 2013 consist of the following.

	For the Nine-Months Periods Ended September 30,
	2014	2013
Net cash flows provided by operations	$ 57,901	$ 31,003
Net cash flows used in investing activities	(59,379)	(5,634)
Net cash flows used in financing activities	(21,380)	(17,558)

Cash used for the purchase of property and equipment was $59,379 and $5,634, respectively, for the nine months ended September 30, 2014 and 2013.

Cash used for principal payments on notes payable was $21,380 and $17,558, respectively, for the nine months ended September 30, 2014 and 2013.

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

Financing Activities

We have a secured convertible promissory note from a shareholder which requires monthly installments of $3,301 including principal and interest and is secured by all of our tangible and intangible assets.  At September 30, 2014, the outstanding principal and accrued interest of the secured convertible promissory note was $205,221.

We have a secured convertible promissory note from a shareholder which requires monthly installments of interest only through May 31, 2014 then monthly installments of $600 including principal and interest.  This note is secured by certain equipment.  At September 30, 2014, the outstanding principal and accrued interest of the secured convertible promissory note was $48,588.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2014 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2014, we issued 7,500 nonqualified employee stock options with exercise prices ranging from $.026 to $.050.  The stock options will vest one-third on each annual anniversary date of the grant and will expire ten years from the date of the grant.  We do not have a written employee stock option plan.  In connection with the issuance of these common stock options, no underwriting discounts or commissions were paid or will be paid. The common stock options were issued without registration under the Securities Act of 1933, as amended, in reliance on the registration exemption afforded by Regulation D and more specifically Rule 506 of Regulation D.

Item 5. Other Information

During the three months ended September 30, 2014 all events reportable on Form 8-K were reported.

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

#

10.50	Form of Exchange Offer Acceptance Agreement	#

Exhibit
Number	Exhibit

10.51	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC	#

10.52	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC	#

22.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

#	Incorporated by reference.

*	Filed herewith.

**

In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except to the extent expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: November 13, 2014	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: November 13, 2014	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy J. Kilkenny, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2014 of FullNet Communications, Inc.;

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

Date: November 13, 2014

/s/ Timothy J. Kilkenny Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Roger P. Baresel, certify that:.

1.	I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2014 of FullNet Communications, Inc.;

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

Date: November 13, 2014

/s/ Roger P. Baresel, President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2014 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 13, 2014	/s/ Timothy J. Kilkenny,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2014 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 13, 2014	/s/ Roger P. Baresel,
President and Chief Financial and
Accounting Officer