Form 10-K
period 2014-12-31
FULLNET COMMUNICATIONS INC
filed 2015-03-31
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer   ☐                                                                                             Accelerated filer   ☐

Non-accelerated filer   ☐                                                                                               Smaller reporting company   ☑

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

     The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of the Common Stock, as of the last business day (June 30, 2014) of registrant’s completed second quarter was $157,924.

As of March 31, 2015, 9,118,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FULLNET COMMUNICATIONS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2014

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

Generate Internal Sales Growth

We intend to expand our customer base by increasing our marketing efforts. At December 31, 2014, our sales efforts are carried out by technical engineers and our senior management.  In addition, we have independent agents in certain markets. We are exploring other strategies to increase our sales, including other marketing partners and Internet based advertising programs.

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

Our branded and private label Internet access services are provided through a statewide network with points-of-presence in 232 communities throughout Oklahoma. Points-of-presence are local telephone numbers through which customers can access the Internet. Our business services consist of high-speed Internet access services and other services that enable wholesale customers to outsource their Internet and electronic commerce activities. We had approximately 200 and 400 customers at December 31, 2014 and 2013, respectively. Additionally, FullNet sells Internet access to other Internet service providers, who then resell Internet access to their own customers under their private label or under the “FullNet” brand name.

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

The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in Oklahoma within the AT&T service area. At December 31, 2014, FullTel provided us with local telephone access in approximately 232 cities. However, our ability to fully take advantage of these opportunities will be dependent upon the availability of additional capital.

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

Employees

As of December 31, 2014, we had 14 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.

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

Necessity of Successfully Overcoming Numerous Financial and Operational Challenges in Order to Continue as a Going Concern.

At December 31, 2014, our current liabilities exceeded our current assets by $1,067,276, our total liabilities exceeded our total assets by $1,148,390, and we had an accumulated deficit of $10,318,255.  In addition, as set forth below, we face a number of operational challenges which we must successfully meet.  Our ability to continue as a going concern is dependent upon our continued operations that in turn are dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, to achieve the objectives of our business plan and to succeed in our future operations. Our business plan includes, among other things, expansion of our Internet access services through mergers and acquisitions and the development of our web hosting, co-location and traditional telephone services. Execution of our business plan will require significant capital to fund capital expenditures, working capital needs and debt service. Current cash balances will not be sufficient to fund our current business plan beyond the next few months. As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity.  There can be no assurance that we will be able to obtain additional capital on satisfactory terms, or at all, or on terms that will not dilute our shareholders’ interests.  Consequently we might be unsuccessful in overcoming the numerous financial and operational challenges required to continue as a going concern.

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

	Common Stock
	Closing Sale Prices
	High	Low
2014 – Calendar Quarter Ended:
March 31	$ .030	$ .030
June 30.030		.030
September 30.026		.026
December 31.050		.050
2013 – Calendar Quarter Ended:
March 31	$ .025	.025
June 30.040		.040
September 30.040		.040
December 31.050		.030

Number of stockholders

The number of beneficial holders of record of our common stock as of the close of business on March 31, 2015 was approximately 117.

Dividend Policy

To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2014, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans that have been approved by our shareholders. All of our outstanding stock option grants and warrants were pursuant to individual compensation arrangements and exercisable for the purchase of our common stock shares.

Number of
Securities
		Weighted-	Remaining
	Number of	Average	Available for
	Shares	Exercise Price	Future
	Underlying	of	Issuance under
	Unexercised	Outstanding	Equity
	Options	Options and	Compensation
Plan Category	and Warrants	Warrants	Plans
Equity compensation plans approved by our shareholders:
None	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors	-	$ -	-
Stock options granted to employees	3,295,382	$ .029	-
Warrants and certain stock options issued to non-employees	550,000	$ .003	-

Total	3,845,382	$ .026	-

Recent Sales of Unregistered Securities

None.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the years ended December 31,

2014 and 2013:

	For the Years Ended December 31,
	2014		2013
		Percentage	Restated	Percentage
	Amount	of revenues	Amount	of revenues
Revenues:
Access service revenues	$ 89,689	5.1	$ 112,613	6.9
Co-location and other revenues	1,664,562	94.9	1,514,247	93.1

Total revenues	1,754,251	100.0	1,626,860	100.0

Operating costs and expenses:
Cost of access service revenues	99,004	5.7	109,716	6.8
Cost of co-location and other revenues	361,872	20.6	327,296	20.1
Selling, general and administrative expenses	1,394,203	79.5	1,318,810	81.0
Depreciation and amortization	40,165	2.3	29,087	1.8
Impairment expense	11,007	0.6	-	-
Total operating costs and expenses	1,906,251	108.7	1,784,909	109.7

Loss from operations	(152,000)	(8.7)	(158,049)	(9.7)

Gain on Series A convertible preferred stock issued in exchange for indebtedness	-	-	401,004	24.6
Interest expense	(15,744)	(0.9)	(19,588)	(1.2)

Net income (loss)	$ (167,744)	(9.6)	$ 223,367	13.7

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Access service revenues decreased $22,924 or 20.3% to $89,689 for the year 2014 from $112,613 for the year 2013 primarily due to a decline in the number of customers.

Co-location and other revenues increased $150,315 or 9.9% to $1,664,562 for the year 2014 from $1,514,247 for the year 2013. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $10,712 or 9.8% to $99,004 for the year 2014 from $109,716 for the year 2013. This decrease was primarily due to reductions in costs of servicing access customers due to a reduction in the number of customers.  Cost of access service revenues as a percentage of access service revenues increased to 110.4% for the year 2014 from 97.4% for the year 2013.

Cost of co-location and other revenues increased $34,576 or 10.6% to $361,872 for the year 2014 from $327,296 for the year 2013 primarily related to the cost of servicing new customers and supporting the sale of additional services to existing customers.  Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 21.7% for the year 2014 from 21.6% for the year 2013.

Selling, general and administrative expenses increased $75,393 or 5.7% to $1,394,203 for the year 2014 from $1,318,810 for the year 2013.  This increase was primarily related to increases in employee costs, advertising, rent expense, professional services, bank fees and travel and entertainment expenses of $34,829, $38,052, $24,469, $10,458, $5,402 and $4,781, respectively.  These increases were offset by decreases in bad debt, agent commissions and property taxes expenses of $19,308, $10,956 and $12,976, respectively.  Selling, general and administrative expenses as a percentage of total revenues decreased to 79.5% for the year 2014 from 81.0% for the year 2013.

Depreciation and amortization expense increased $11,078 or 38.1% to $40,165 for the year 2014 from $29,087 for the year 2013 primarily related to several assets reaching full depreciation.

An impairment expense of $11,007 related to an intangible asset was incurred in 2014 and in 2013 no impairment expense was incurred.

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

Interest Expense

Interest expense decreased $3,844 or 19.6% to $15,744 for the year 2014 from $19,588 for the year 2013 primarily related to a decrease in notes payable.

Liquidity and Capital Resources

As of December 31, 2014, we had $14,614 in cash and $1,103,656 in current liabilities, including $354,967 of deferred revenues that will not require settlement in cash.

At December 31, 2014 and 2013, we had working capital deficits of $1,067,276, and $828,689, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

At December 31, 2014, of the $214,917 we owed to our trade creditors $184,045 was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the years ending December 31, 2014 and 2013 consist of the following:

	For the Years Ended December 31,
	2014	2013
Net cash flows provided by operations	$ 78,045	$ 55,218
Net cash flows used in investing activities	(62,188)	(11,976)
Net cash flows used in financing activities	(29,315)	(24,017)

Cash used for the purchases of equipment was $62,188 and $11,976, respectively, for the years ended December 31, 2014 and 2013.    During the year ended December 31, 2014, $36,532 of  property and equipment was purchased on accounts.

Cash used for principal payments on notes payable was $29,315 and $24,017, respectively, for the years ended December 31, 2014 and 2013.

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

As of December 31, 2014, our material contractual obligations and commitments were:

Payments Due By Period
	Total	Less than 1 Year	1 -3 Years	3 – 5 Years	More than 5 Years
Long-term debt and accrued interest	$ 305,305	$ 46,811	$ 93,622	$ 140,260	$ 24,612
Operating leases	1,108,910	221,782	443,564	443,564	-
Total contractual cash obligations	$ 1,414,215	$ 268,593	$ 537,186	$ 583,824	$ 24,612

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

During 2014 and 2013, we did not have disagreements with our principal independent accountants.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2014 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses identified below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  The framework used by our  management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this Report, they concluded that our disclosure controls and procedures and internal controls over financial reporting were fully effective during and as of the last day of the period covered by this Report and reported to our auditors and the audit committee of our board of directors that no change in our disclosure controls and procedures and internal control over financial reporting occurred during the period covered by this Report that would have materially affected or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation. Because no significant deficiencies or material weaknesses were discovered, no corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.   This annual report does not include an attestation report of our public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission adopted as of September 21, 2010 that permit us to provide only our management’s report in this annual report.

   Changes in Internal Control over Financial Reporting

   No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

The following information is furnished as of March 28, 2015 for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of three members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Position
Timothy J. Kilkenny	56	Chief Executive Officer and Chairman of the Board of Directors
Roger P. Baresel	59	President, Chief Financial Officer and Secretary and Director
Jason C. Ayers	40	Vice President of Operations and Director
Patricia R. Shurley	58	Vice President of Finance
Michael D. Tomas	42	Vice President of Technology

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

Item 11. Executive Compensation

The following table sets forth, for the last three fiscal years, the cash compensation paid by us to our Chairman and Chief Executive Officer, Chief Financial Officer and Vice President of Operations (the “Named Executive Officers”). None of our executive officers other than the named executive officers earned annual compensation in excess of $100,000 during 2014.

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary		Other Compensation		Securities Underlying Options and Warrants (#) (1)
Timothy J. Kilkenny	2014	$ 71,388	(2)	$ 31,045	(3)(1)	-
Chairman and CEO	2013	$ 77,605	(4)	$ 38,414	(5)(1)	457,000
	2012	$ 65,573	(6)	$ 29,425	(7)(1)	110,000

Roger P. Baresel	2014	$ 61,116	(8)	$ 38,530	(9)(1)	-
President and CFO	2013	$ 67,137	(10)	$ 69,638	(11)(1)	1,300,848
	2012	$ 59,268	(12)	$ 34,239	(13)(1)	90,000

Jason C. Ayers	2014	$ 76,537	(14)	$ 24,947	(15)(1)	-
Vice President of Operations	2013	$ 73,620	(16)	$ 50,352	(17)(1)	800,000
	2012	$ 67,142	(18)	$ 21,633	(19)(1)	30,000

———————————

(1)	Options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant and are valued based on the Black-Scholes option pricing model.

(2)	Includes $15,898 of deferred compensation.

(3)

Represents $10,893 of expense reimbursement for business use of Mr. Kilkenny’s automobile and parking, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $16,666 of insurance premiums, $1,687 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny.

(4)	Includes $12,490 of deferred compensation.

(5)

Represents $10,351 of expense reimbursement for business use of Mr. Kilkenny’s automobile and parking, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $16,628 of insurance premiums, $654 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny, and $9,080 of stock options issued to Mr. Kilkenny.

(6)	Includes $6,742 of deferred compensation.

(7)

Represents $10,351 of expense reimbursement for business use of Mr. Kilkenny’s automobile and parking, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $16,359 of insurance premiums, $602 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny, and $313 of stock options issued to Mr. Kilkenny.

(8)	Includes $11,605 of deferred compensation.

(9)

Represents $9,120 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,270 of expense reimbursement for Mr. Baresel’s home office and cell phone, $22,590 of insurance premiums, $1,550 of post-retirement benefits paid by us for the benefit of Mr. Baresel.

(10)	Includes $9,121 of deferred compensation.

(11)

Represents $9,120 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,265 of expense reimbursement for Mr. Baresel’s home office and cell phone, $18,913 of insurance premiums, $614 of post-retirement benefits paid by us for the benefit of Mr. Baresel, and $35,726 of stock options issued to Mr. Baresel.

(12)	Includes $4,319 of deferred compensation.

(13)

Represents $9,120 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,577 of expense reimbursement for Mr. Baresel’s home office and cell phone, $18,866 of insurance premiums, $420 of post-retirement benefits paid by us for the benefit of Mr. Baresel, and $256 of stock options issued to Mr. Baresel.

(14)	Includes $17,105 of deferred compensation.

(15)

Represents $2,493 of expense reimbursement for Mr. Ayer’s parking, $1,500 of expense reimbursement for Mr. Ayer’s Internet connection and cell phone, $18,975 of insurance premiums, $1,980 of post-retirement benefits paid by us for the benefit of Mr. Ayers.

(16)	Includes $13,205 of deferred compensation.

(17)

Represents $540 of expense reimbursement for Mr. Ayer’s parking, $1,500 of expense reimbursement for Mr. Ayer’s Internet connection and cell phone, $19,742 of insurance premiums, $779 of post-retirement benefits paid by us for the benefit of Mr. Ayers, and $27,791 of stock options issued to Mr. Ayers.

(18)	Includes $6,261 of deferred compensation.

(19)

Represents $720 of expense reimbursement for Mr. Ayer’s parking, $1,500 of expense reimbursement for Mr. Ayer’s Internet connection and cell phone, $18,653 of insurance premiums, $675 of post-retirement benefits paid by us for the benefit of Mr. Ayers, and $85 of stock options issued to Mr. Ayers.

Stock Options Granted

All options granted during 2014 are nonqualified stock options. During 2014, an aggregate of 127,500 options were granted outside of a formal plan to employees. No stock options were granted to Mr. Kilkenny, Mr. Baresel and Mr. Ayers during 2014.

Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.

    2014 Year End Option Values

The following table sets forth information related to the exercise of stock options during 2014 and the number and value of options held by the following Named Executive Officers at December 31, 2014. During 2014, Mr. Kilkenny, Mr. Baresel and Mr. Ayers exercised no options.  We did not reprice any outstanding options. For the purposes of this table, the “value” of an option is the difference between the estimated fair market value at December 31, 2014 of the shares of common stock subject to the option and the aggregate exercise price of such option.

	Number of Unexercised		Value of Unexercised In-the-
	Options at		Money Options at
	December 31, 2014		December 31, 2014 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Timothy J. Kilkenny	482,000	-	$ 14,970	$ -
Chairman and CEO

Roger P. Baresel	530,848	600,000	$ 10,435	$ 6,000
President and CFO

Jason C. Ayers	296,667	533,333	$ 5,410	$ 8,000
Vice President of Operations

—————————

(1)	Based on the closing sale price on December 31, 2014 of our common stock of $.05 per share.

Aggregate Stock Option Exercise

The following table sets forth information related to the number of stock options held by the named executive officers at December 31, 2014.

	Outstanding Equity Awards at December 31, 2014 Stock Option Awards
	Number of Common Stock Underlying Options
Name	Exercisable	Unexercisable	Option Exercise Price (1)	Option Expiration Date
Timothy J. Kilkenny	30,000	-	$ .003	07/30/22
Chairman and CEO	452,000	-	$ .020	04/26/23

Roger P. Baresel	30,000	-	$ .003	07/30/22
President and CFO	200,848	-	$ .020	04/26/23
	300,000	600,000	$ .040	08/30/23

Jason C. Ayers	30,000	-	$ .003	07/30/22
Vice President of Operations	66,667	133,333	$ .020	04/26/23
	200,000	400,000	$ .040	08/30/23

—————————

 (1)   The closing sale price of our common stock as reported on the OTC Bulletin Board on December 31, 2014 was $0.05

Director Compensation

During the fiscal year ended December 31, 2014, our directors did not receive any compensation for serving in such capacities.

Employment Agreements and Lack of Keyman Insurance

On July 6, 2011, we entered into employment agreements with Timothy J. Kilkenny, Roger P. Baresel and Jason Ayers. Each agreement is effective July 1, 2011 and continues through December 31, 2016; however, the term is automatically extended for additional three-year terms, unless we or the employee gives a six-month advance notice of termination. These agreements provide, among other things, (i) an annual base salary of at least $61,656 for Mr. Kilkenny, $45,012 for Mr. Baresel  and $68,436 for Mr. Ayers, (ii) bonuses at the discretion of the Board of Directors, (iii) entitlement to fringe benefits including medical and insurance benefits as may be provided to our other senior officers; and (iv) eligibility to participate in our incentive, bonus, benefit or similar plans. These agreements require the employee to devote the required time and attention to our business and affairs necessary to carry out his responsibilities and duties. These agreements may be terminated under certain circumstances and upon termination provide for (i) the employee to be released from personal liability for our debts and obligations, and (ii) the payment of any amounts we owe the employee.  At December 31, 2014 we owed, including deferred compensation, $104,949, $75,767 and $88,796 to Mr. Kilkenny, Mr. Baresel and Mr. Ayers, respectively.

We do not maintain any keyman insurance covering the death or disability of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 28, 2015, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 10. Directors and Executive Officers, and Corporate Governance” and all of our directors and executive officers as a group, as well as each person who is known by us to own more than 5% of the outstanding shares of our Common Stock.  The non-employee beneficial owner information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the Securities and Exchange Commission or other information provided to us by the beneficial owner or our stock transfer agent.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock
	Beneficially Owned
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Timothy J. Kilkenny* (2)(3)	2,919,350	30.5%
Roger P. Baresel* (2)(4)	1,205,384	12.5%
Jason C. Ayers (2)(5)	880,091	9.4%
Patricia R. Shurley (2)(6)	497,239	5.5%
Michael D. Tomas (2)(7)	416,389	4.6%

All executive officers and directors as a group (5 individuals)	5,918,453	62.5%

High Capital Funding, LLC (8)	895,433	9.9%

 ———————

*	Director

(1)

Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 9,118,161 shares being outstanding at March 28, 2015.

(2)	Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.

(3)

Timothy J. Kilkenny and Barbara J. Kilkenny, husband and wife, hold 1,881,722 and 315,000 shares of our common stock, respectively. The number of shares includes 240,628 shares of our Series A convertible preferred stock held by Mr. Kilkenny that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 482,000 shares of our common stock held by Mr. Kilkenny that are subject to currently exercisable stock options.

(4)

Roger P. Baresel and Judith A. Baresel, husband and wife, hold 109,350 and 427,564 shares of our common stock, respectively. The number of shares includes 137,622 shares of our Series A convertible preferred stock held by Mrs. Baresel that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 180,000 and 350,848 shares of our common stock subject to currently exercisable stock options held by Mr. and Mrs. Baresel, respectively.  Amounts shown do not include options, held by Mr. Baresel, to purchase  150,000 shares of our common stock exercisable at $.04 per share beginning August 30, 2015 and 150,000 shares of our common stock exercisable at $.04 per share beginning August 30, 2016 and options held by Mrs. Baresel to purchase 150,000 shares of our common stock exercisable at $.04 per share beginning August 30, 2015 and 150,000 shares of our common stock exercisable at $.04 per share beginning August 30, 2016.

(5)

Jason C. Ayers holds 505,795 shares of our common stock.  The number of shares includes 77,629 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 296,667 shares of our common stock subject to currently exercisable stock options.  Amounts shown do not include options to purchase 66,667 shares of our common stock exercisable at $.02 per share beginning April 26, 2015, 66,666 shares of our common stock exercisable at $.02 per share beginning April 26, 2016, 200,000 shares of our common stock exercisable at $.04 per share beginning August 30, 2015 and 200,000 shares of our common stock exercisable at $.04 per share beginning August 30, 2016.

(6)

Patricia R. Shurley holds 342,000 shares of our common stock.  The number of shares includes 70,239 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 85,000 shares of our common stock subject to currently exercisable stock options.  Amounts shown do not include options to purchase 10,000 shares of our common stock exercisable at $.02 per share beginning April 26, 2015 and 10,000 shares of our common stock exercisable at $.02 per share beginning April 26, 2016.

(7)

Michael D. Tomas holds 295,000 shares of our common stock.  The number of shares includes 83,389 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 38,000 shares of our common stock subject to currently exercisable stock options.  Amounts shown do not include options to purchase 8,000 shares of our common stock exercisable at $.02 per share beginning April 26, 2015 and 8,000 shares of our common stock exercisable at $.02 per share beginning April 26, 2016.

(8)

High Capital Funding, LLC, 333 Sandy Springs Circle, Suite 230, Atlanta, Georgia 30328, the parent company of Generation Capital Associates, holds 497,156 shares of our common stock.  Generation Capital Associates holds 267,608 shares of our common stock. The number of shares includes 130,669 shares of our Series A convertible preferred stock held by High Capital Funding, LLC that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock.   Amounts shown do not include 72,500 shares of our Series A convertible preferred stock held by High Capital Funding, LLC and 815,000 shares of our common stock that are subject to common stock purchase warrants that are not currently exercisable because they contain a provision prohibiting their exercise to the extent that they would increase Generation Capital Associates’ percentage ownership beyond 9.9% of our outstanding shares of common stock. We have two secured convertible promissory notes with High Capital Funding, LLC.  At December 31, 2014 the outstanding principal and interest of the secured convertible promissory notes were $198,363 and $47,511.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In 2013 we had an operating lease for certain equipment which was leased from Generation Capital Associates, one of our shareholders whose parent company, High Capital Funding, LLC also one of our shareholders, held a $225,189 secured convertible promissory note (see Note D - Convertible Notes Payable Related Party of the financial statements appearing elsewhere in this Report). On May 31, 2013, we issued a $50,000 secured convertible promissory note and on June 3, 2013, issued 203,169 shares of our Series A convertible preferred stock (see Note H – Series A Convertible Preferred Stock of the financial statements appearing elsewhere in this Report), in complete satisfaction of the balance due on the operating lease in the amount of $253,169.  We recognized $195,042 as gain on settlement of accounts payable for the year ended December 31, 2013.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees, including expenses, billed to us for the years ended December 31, 2014 and 2013 by our principal accountant.

	2014	2013
Audit Fees – Malone Bailey LLP	$33,000	$15,000
Audit Fees – Hood & Associates, CPAs, PC	-	2,000
Tax Fees – Hood & Associates, CPAs, PC	2,045	2,031
All Other Fees – Hood & Associates, CPAs, PC	135	384

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

#

4.4	Certificate of Designation, Preferences, and Rights of Series A Contertible Preferred Stock of FullNet Communications, Inc.	#

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

#

Exhibit
Number	Exhibit
10.7	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.8	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.9	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC	#

10.10	Employment Agreement with Jason Ayers dated January 1, 2011	#

10.11	Employment Agreement with Timothy J. Kilkenny dated July 6, 2011	#

10.12	Employment Agreement with Roger P. Baresel dated July 6, 2011	#

10.13	Employment Agreement with Jason Ayers dated July 6, 2011	#

10.14	Form of Exchange Offer Acceptance Agreement	#

10.15	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC	#

10.16	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC	#

21.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

#	Incorporated by reference.

*	Filed herewith.

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

REGISTRANT:

FULLNET COMMUNICATIONS, INC.

Date: March 31, 2015	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: March 31, 2015	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2015	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chairman of the Board and Director

Date: March 31, 2015	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

FullNet Communications, Inc. and Subsidiaries

Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of FullNet Communications, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FullNet Communications, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

March 31, 2015

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$ 14,614	$ 30,072
Accounts receivable, net	12,389	17,540
Prepaid expenses and other current assets	9,377	8,728

Total current assets	36,380	56,340

PROPERTY AND EQUIPMENT, net	109,288	44,635

OTHER ASSETS AND INTANGIBLE ASSETS	8,661	10,948

TOTAL ASSETS	$ 154,329	$ 111,923

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 214,917	$ 127,077
Accrued and other liabilities	486,961	410,763
Convertible notes payable, related party - current portion	46,811	45,060
Deferred revenue	345,967	302,129

Total current liabilities	1,103,656	885,029

CONVERTIBLE NOTES PAYABLE, related party - less current portion	199,063	230,129

Total liabilities	1,302,719	1,115,158

STOCKHOLDERS’ DEFICIT
Preferred stock — $.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2014 and 2013	490,905	430,382
Common stock — $.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 9,118,161 shares in 2014 and 2013	91	91
Additional paid-in capital	8,678,869	8,716,803
Accumulated deficit	(10,318,255)	(10,150,511)

Total stockholders’ deficit	(1,148,390)	(1,003,235)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 154,329	$ 111,923

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2014	2013
REVENUES
Access service revenues	$ 89,689	$ 112,613
Co-location and other revenues	1,664,562	1,514,247

Total revenues	1,754,251	1,626,860

OPERATING COSTS AND EXPENSES
Cost of access service revenues	99,004	109,716
Cost of co-location and other revenues	361,872	327,296
Selling, general and administrative expenses	1,394,203	1,318,810
Depreciation and amortization	40,165	29,087
Impairment expense	11,007	-

Total operating costs and expenses	1,906,251	1,784,909

LOSS FROM OPERATIONS	(152,000)	(158,049)

GAIN ON SERIES A CONVERTIBLE PREFERRED STOCK ISSUED IN EXCHANGE FOR INDEBTEDNESS	-	401,004
INTEREST EXPENSE	(15,744)	(19,588)

NET INCOME (LOSS)	$ (167,744)	$ 223,367
Preferred stock dividends	(60,523)	(67,247)
Net income (loss) available to common stockholders	$ (228,267)	$ 156,120

Net income (loss) per share
Basic	$ (.03)	$ .02
Assuming dilution	$ (.03)	$ .01

Weighted average shares outstanding
Basic	9,118,161	9,118,161
Assuming dilution	9,118,161	11,698,069

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years ended December 31, 2014 and 2013

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance at January 1, 2013	9,118,161	$ 91	-	$ -	$ 8,417,050	$ (10,373,878)	$ (1,956,737)

Stock options compensation	-	-	-	-	51,481	-	51,481

Series A convertible preferred stock issued in settlement of liabilities	-	-	987,102	672,472	-	-	672,472

Increasing dividend rate preferred stock discount	-	-	-	(309,337)	309,337	-	-

Amortization of increasing dividend rate preferred stock discount	-	-	-	67,247	(67,247)	-	-

Stock warrants issued for services	-	-	-	-	6,182	-	6.182

Net income	-	-	-	-	-	223,367	223,367

Balance at December 31, 2013	9,118,161	$ 91	987,102	$ 430,382	$ 8,716,803	$ (10,150,511)	$ (1,003,235)

Stock options compensation	-	-	-	-	22,589	-	22,589

Amortization of increasing dividend rate preferred stock discount	-	-	-	60,523	(60,523)	-	-

Net loss	-	-	-	-	-	(167,744)	(167,744)

Balance at December 31, 2014	9,118,161	$ 91	987,102	$ 490,905	$ 8,678,869	$ (10,318,255)	$ (1,148,390)

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (167,744)	$ 223,367
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	40,165	29,087
Stock options compensation	22,589	51,481
Stock warrants issued for services	-	6,182
Impariment expense	11,007	-
Provision (recovery) for uncollectible accounts receivable	(5,665)	13,643
(Gain) on Series A convertible preferred stock issued in exchange for indebtedness	-	(401,004)
Net (increase) decrease in
Accounts receivable	10,816	(15,512)
Prepaid expenses and other current assets	(649)	(2,325)
Net increase (decrease) in
Accounts payable	51,308	35,134
Accrued and other liabilities	67,461	11,873
Deferred revenue	48,757	103,292

Net cash provided by operating activities	78,045	55,218

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(62,188)	(11,976)
Cash paid for intangible asset	(2,000)	-

Net cash used in investing activities	(64,188)	(11,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(29,315)	(24,017)

Net cash used in financing activities	(29,315)	(24,017)

NET INCREASE (DECREASE) IN CASH	(15,458)	19,225
Cash at beginning of period	30,072	10,847
Cash at end of period	$ 14,614	$ 30,072

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$ 15,744	$ 19,075

NON-CASH INVESTING AND FINANCING ACTIVITIES

Property and equipment assets purchased on accounts	$ 36,532	$ -
Series A convertible preferred stock issued for settlement of debt and accrued interest	$ -	$ 59,634
Series A convertible preferred stock issued for settlement of accounts payable	$ -	$ 317,961
Series A convertible preferred stock issued for settlement of deferred compensation	$ -	$ 656,133
Increasing dividend rate preferred stock discount	$ -	$ (309,337)
Amortization of increasing dividend rate preferred stock discount	$ 60,523	$ 67,247
Reclassification of accounts payable to convertible debt – related party	$ -	$ 50,000

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

Accounts receivable, other than certain large customer accounts which are evaluated individually, are considered past due for purposes of determining the allowance for doubtful accounts based on past experience of collectability as follows:

1 – 29 days	1.5%
30 – 59 days	30%
60 – 89 days	50%
>90 days	100%

In addition, if the Company becomes aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recoded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected.  There was a net reduction in bad debt expense and direct write-off for the year ended December 31, 2014 of  $5,665.

Total bad debt expense and direct write-off for the year ended December 31, 2013 was $13,643.

Accounts receivable consist of the following at December 31:

Schedule of Accounts Receivable
	2014	2013

Accounts receivable	$ 216,475	$ 261,510
Less allowance for doubtful accounts	(204,086)	(243,970)

	$ 12,389	$ 17,540

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets as follows:

Software	3 years
Computers and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of estimated life of improvement or the lease term

Property and equipment consist of the following at December 31:

	2014	2013

Computers and equipment	$ 1,542,699	$ 1,536,744
Leasehold improvements	1,083,453	994,152
Software	58,041	57,337
Furniture and fixtures	34,581	31,821
	2,718,774	2,620,054
Less accumulated depreciation	(2,609,486)	(2,575,419)
	$ 109,288	$ 44,635

Depreciation expense for the years ended December 31, 2014 and 2013 was $34,067 and $23,177, respectively.

Long-Lived Assets

All long-lived assets held and used by the Company, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  In accordance with ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset.  During the year ended December 31, 2014, $2,000 was paid for intangible assets.  The Company incurred an impairment expense of $11,007 in 2014 and no impairment expense was incurred in 2013.  Amortization expense for the years ended December 31, 2014 and 2013 was $6,098 and $5,910, respectively.

Revenue Recognition

Revenues are reported on a monthly basis as services are provided, price is fixed and determinable, persuasive evidence of an arrangement exists and collectability of the resulting receivable is reasonably assured. Revenue that is received in advance of the services provided is deferred until the services are provided by the Company. Revenue related to set up charges is also deferred and amortized over the life of the contract.  Revenues are presented net of taxes and fees billed to customers and remitted to governmental authorities.

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place.  Advertising expense for the years ended December 31, 2014 and 2013 was $99,805 and $61,753, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and does not believe it has any material unrealized tax benefits at December 31, 2014.  The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.

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

	2014	2013
Numerator:
Net income (loss) available to common shareholders	$ (228,267)	$ 156,120
Denominator:
Weighted average shares and share equivalents outstanding – basic	9,118,161	9,118,161
Effect of dilutive preferred stock	-	987,102
Effect of dilutive stock options	-	871,361
Effect of dilutive warrants	-	721,445
Weighted average shares and share equivalents outstanding – assuming dilution	9,118,161	11,698,069

Net income (loss) per share — basic	$ (.03)	$ .02
Net income (loss) per share — assuming dilution	$ (.03)	$ .01

Anti-dilutive securities excluded (1)	-	1,885,389

——————————

(1)

Anti-dilutive securities consist of stock options, warrants and convertible promissory notes that were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock.

Basic and diluted loss per share were the same for the year ended December 31, 2014 because there was a net loss for the year.

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

All employee stock options granted during 2014 and 2013 were nonqualified stock options.   Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

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

However, the Company has sustained substantial net losses. At December 31, 2014 and 2013 current liabilities exceeded current assets by $1,067,276 and $828,689, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE C — CONVERTIBLE NOTES PAYABLE RELATED PARTY

Notes payable consist of the following:
Schedule of Notes Payable
	December 31, 2014	December 31, 2013

Secured convertible promissory note from a shareholder; interest rate of 6% through December 31, 2014, 7% through December 31, 2015, 8% through December 31, 2016, 8.5% through December 31, 2017, and 9% through May 31, 2018, with fixed monthly payments of $3,301 through the Maturity Date, at which time the remaining balance of principal and all accrued interest shall be due and payable; matures May 31, 2018; secured by all tangible and intangible assets of the Company (1)

	$ 198,363	$ 225,189

Secured convertible promissory note; interest at 6%, requires monthly installments of interest only through May 31, 2014, then requires monthly installments of $600 including principal and interest; matures May 31, 2023; secured by certain equipment of the Company (2)	47,511	50,000
	245,874	275,189

Less current portion	46,811	45,060

Convertible notes payable, related party - less current portion	$ 199,063	$ 230,129

——————————

(1)

On May 31, 2013, the Company issued this secured convertible promissory note in exchange for the existing secured promissory note with a balance due, including accrued interest, of $239,504, which had matured on December 30, 2011. During the year of 2013, the Company continued to make principal and interest payments of $9,702 and $6,801, respectively, on the secured promissory note.The secured convertible promissory note extended the maturity date to May 31, 2018 and increased the interest rate as noted above. The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the years 2014 and 2013, the Company made principal payments of $26,826 and $14,315, respectively. The secured convertible promissory note had a balance of $198,363 at December 31, 2014.

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

(2)

On May 31, 2013, the Company issued this secured convertible promissory note and on June 3, 2013, issued 203,169 shares of its Series A convertible preferred stock, in complete satisfaction of the balance due in the amount of $253,169 on an operating lease for certain equipment which was leased from one of its shareholders whose parent company holds the $198,363 secured convertible promissory note. The Company recognized $195,042 as gain on settlement of accounts payable for the year ended December 31, 2013 (see Note H – Series A Convertible Preferred Stock). During the years 2014, the Company made principal payments of $2,489. The secured convertible promissory had a balance of $47,511 at December 31, 2014.

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

Aggregate future maturities of notes payable and accrued interest at December 31, 2014 are as follows:

2015	$ 46,811
2016	46,811
2017	46,811
2018	133,057
2019	7,203
Thereafter	24,612
$ 305,305

NOTE D – COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Operating Leases

The Company leases its executive office space under a non-cancelable operating lease, at an effective annual rental rate of $16.50 per square foot, which will expire December 31, 2019. Future minimum lease payments required at December 31, 2014 under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2015	$ 221,782
2016	221,782
2017	221,782
2018	221,782
2019	221,782
$ 1,108,910

Rental expense for all operating leases for the years ended December 31, 2014 and 2013 was approximately $309,949 and $278,275, respectively.

The Company’s long-term non-cancelable operating lease includes scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the straight-line method over the term of the lease.

The Company had recorded a deferred credit of $32,615 at December 31, 2014, which is reflected in Accrued and Other Liabilities on the Balance Sheet to reflect the net excess of rental expense over cash payments since inception of the lease. In addition to the base rent payments the Company pays a monthly allocation of the building’s operating expenses.

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

NOTE E — INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

The Company has historically incurred losses from operations and therefore had no tax liability. The net deferred asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,824,227 and $2,689,176 for 2014 and 2013, respectively and will begin expiring in 2023.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. Deferred tax assets consist of the following:

	December 31, 2014	December 31, 2013
Net operating loss carry-forwards	$ 960,237	$ 914,320
Valuation allowance	(960,237)	(914,320)
	$ -	$ -

NOTE F — COMMON STOCK AND STOCK-BASED COMPENSATION

COMMON STOCK

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

All employee stock options granted during 2014 and 2013 were nonqualified stock options.  Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The following table summarizes the Company’s employee stock option activity for the years ended December 31, 2014 and 2013:

Schedule of Employee Stock Option Activity
	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Options outstanding, December 31, 2012	1,404,550	$ .034	3.06

Options exercisable, December 31, 2012	1,249,550	$ .037	2.27	$ 4,920

Options granted during the year	2,793,348.031

Options cancelled during the year	(827,848)	.040

Options forfeited during the year	(57,000)	.027

Options expired during the year	(110,168)	.040

Options outstanding, December 31, 2013	3,202,882	$ .030	9.10

Options exercisable, December 31, 2013	1,755,882	$ .027	8.75	$ 42,261

Options granted during the year	127,500.027

Options forfeited during the year	(20,000)	.025

Options expired during the year	(15,000)	.050

Options outstanding, December 31, 2014	3,295,382	$ .029	8.20

Options exercisable, December 31, 2014	1,933,549	$ .025	7.84	$ 50,788

The following table summarizes the Company’s non-vested employee stock option activity for years ended December 31, 2014 and 2013:

	2014	2013
Non-vested options outstanding, beginning of year	1,447,000	155,000

Options granted during the year	127,500	2,793,348

Options vested during the year	(192,667)	(1,444,348)

Options forfeited during the year	(20,000)	(57,000)

Non-vested options outstanding, end of year	1,361,833	1,447,000

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model.  In addition to the exercise and grant date prices of the options, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2014	2013
Risk free interest rate	1.41% – 1.70%	0.72%-1.66%
Expected lives (in years)	5	5
Expected volatility	222%-234%	186%-243%
Dividend yield	0%	0%

The following table shows total stock options compensation expense included in the Consolidated Statements of Operations and the effect on basic and diluted earnings per share for the years ended December 31:

	2014	2013

Stock options compensation	$ 22,589	$ 51,481
Impact on income per share:
Basic	$ -	$ -
Assuming dilution	$ -	$ -

During the year 2014, 127,500 employee stock options were granted which will vest one-third on each annual anniversary of the grant date resulting in $276 of stock options compensation.  Stock options compensation of $22,313 recorded in the year 2014 was related to options that were granted in prior years.  During the year 2014, 3,000 employee stock options were granted and forfeited in the same year.  Additionally, 17,000 employee stock options were forfeited that related to options granted in prior years.  At December 31, 2014 there was $17,584 of unrecognized stock options compensation that is expected to be recognized as an expense over a weighted-average period of 5.2 years.

Also during the year 2014, 15,000 of employee stock options were expired.

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

Also during the year 2013, 110,168 and 827,848 of employee stock options were expired and cancelled, respectively.

Common Stock Purchase Warrants – A summary of common stock purchase warrant activity for the years ended December 31, 2014 and 2013 follows:

Outstanding common stock purchase warrants issued to non-employees outstanding at December 31, 2014 and 2013 are as follows:

Number of shares	Exerciase price	Expiration year
140,000	$.010	2015
425,000	$.003	2015
250,000	$.003	2023
815,000

The following table summarizes the Company’s common stock purchase warrant activity for the years ended December 31:

	2014	Weighted Average Exercise Price	2013	Weighted Average Exercise Price
Warrants and non-employee stock options outstanding, beginning of year	815,000	$ .004	565,000	$ .005

Warrants and non-employee stock options granted during the year	-	-	250,000.003

Warrants and non-employee stock options expired during the year	-	-	-	-

Warrants and non-employee stock options outstanding, end of year	815,000	$ .004	815,000	$ .004

Of the 815,000 warrants and non-employee stock options outstanding at December 31, 2014, 550,000 were issued as equity compensation for consulting services and 265,000 were issued for interim financing.

During the year ended December 31, 2013, 250,000 warrants were issued for consulting services. The fair value of the granted warrants are estimated at the date of grant using the Black-Scholes option pricing model and the total value of $6,182 of warrants expense was recognized for the year ended December 31, 2013.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for warrants granted during the year ended December 31, 2013.    No warrants were granted during the year ended December 31, 2014.

2013
Risk free interest rate	1.36%
Expected lives (in years)	3
Expected volatility	243%
Dividend yield	0%

NOTE G — SERIES A CONVERTIBLE PREFERRED STOCK

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

Due to the unstated dividend cost arising from the gradually increasing dividends on the Series A convertible preferred stock, the Company calculated a discount on the Series A convertible preferred stock at the time of issuance as the present value of the difference between (i) the dividends that are payable in the periods preceding commencement of the perpetual twelve cents per share per annum dividend; and (ii) the perpetual twelve cents per share per annum dividend for a corresponding number of periods; discounted at a market rate of 12% totaling $309,337.  The Series A convertible preferred stock was valued at the market price on the respective date of issuance for a total value of $672,472.  The discount will be amortized over the periods preceding commencement of the perpetual dividend, by charging imputed dividend cost against retained earnings and increasing the carrying amount of the Series A convertible preferred stock by a corresponding amount.  The discount amortization for the years ended December 31, 2014 and 2013 was $60,523 and $67,247, respectively.

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

NOTE H – RELATED PARTY

In 2013, the Company had an operating lease for certain equipment which was leased from Generation Capital Associates, one of its shareholders whose parent company, High Capital Funding, LLC also one of its shareholders, held a $225,189 secured convertible promissory note (see Note C - Convertible Notes Payable Related Party). On May 31, 2013, the Company issued a $50,000 secured convertible promissory note and on June 3, 2013, issued 203,169 shares of its Series A convertible preferred stock (see Note G – Series A Convertible Preferred Stock), in complete satisfaction of the balance due on the operating lease in the amount of $253,169.  The Company recognized $195,042 as gain on settlement of accounts payable for the year ended December 31, 2013.

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

NOTE I – PROPERTY AND EQUIPMENT

During the year ended December 31, 2014, $62,188 was paid for property and equipment and $36,532 was purchased on accounts.

During the year ended December 31, 2013, $11,976 was paid for property and equipment.

NOTE J – SUBSEQUENT EVENT

In February 2015, the Company granted 150,000 employee stock options to one employee with an exercise price of $.04. The stock options shall vest annually based upon the commissions earned by the employee at the rate of one share of Stock for each dollar in commissions earned and shall expire on February 3, 2025.

In March 2015, the Company granted 3,000 employee stock options to one employee with an exercise price of $.04. The stock options shall vest one-third each year starting from March 16, 2016, and shall expire on March 16, 2025.

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy J. Kilkenny, certify that:

1.	I have reviewed this annual report on Form 10-K for the year ended December 31, 2014 of FullNet Communications, Inc.;

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

Date: March 31, 2015

/s/ Timothy J. Kilkenny

Timothy J. Kilkenny

Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Roger P. Baresel, certify that:

1.	I have reviewed this annual report on Form 10-K for the year ended December 31, 2014 of FullNet Communications, Inc.;

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

Date: March 31, 2015

/s/ Roger P. Baresel

Roger P. Baresel

President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Annual Report on Form 10-K of the Company for the year ended December 31, 2014 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 31, 2015	/s/ Timothy J. Kilkenny
Timothy J. Kilkenny
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Annual Report on Form 10-K of the Company for the year ended December 31, 2014 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 31, 2015	/s/ Roger P. Baresel
Roger P. Baresel
President and Chief Financial and
Accounting Officer