Form 10-Q
period 2015-03-31
FULLNET COMMUNICATIONS INC
filed 2015-05-14
CIK 1092570

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 14, 2015, 9,118,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 677	$ 14,614
Accounts receivable, net	9,079	12,389
Prepaid expenses and other current assets	20,182	9,377

Total current assets	29,938	36,380

PROPERTY AND EQUIPMENT, net	106,660	109,288

OTHER ASSETS AND INTANGIBLE ASSETS	8,261	8,661

TOTAL ASSETS	$ 144,859	$ 154,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 212,203	$ 214,917
Accrued and other liabilities	494,823	486,961
Convertible notes payable, related party - current portion	46,811	46,811
Deferred revenue	361,431	354,967

Total current liabilities	1,115,268	1,103,656

CONVERTIBLE NOTES PAYABLE, related party - less current portion	191,501	199,063

Total liabilities	1,306,769	1,302,719

STOCKHOLDERS’ DEFICIT
Preferred stock — $.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2015 and 2014	504,354	490,905
Common stock — $.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 9,118,161 shares in 2015 and 2014	91	91
Additional paid-in capital	8,671,551	8,678,869
Accumulated deficit	(10,337,906)	(10,318,255)

Total stockholders’ deficit	(1,161,910)	(1,148,390)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 144,859	$ 154,329

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2015	March 31, 2014
REVENUES
Access service revenues	$20,283	$23,789
Co-location and other revenues	428,873	399,988

Total revenues	449,156	423,777

OPERATING COSTS AND EXPENSES
Cost of access service revenues	21,493	27,214
Cost of co-location and other revenues	72,782	85,417
Selling, general and administrative expenses	362,192	345,694
Depreciation and amortization	8,199	7,915

Total operating costs and expenses	464,666	466,240

LOSS FROM OPERATIONS	(15,510)	(42,463)

INTEREST EXPENSE	(4,141)	(4,095)

NET LOSS	$(19,651)	$(46,558)

Preferred stock dividends	(13,449)	(15,131)

Net loss available to common stockholders	$(33,100)	$(61,689)

Net loss per common share
Basic and diluted	$(.00)	$(.01)

Weighted average common shares outstanding
Basic and diluted	9,118,161	9,118,161

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Three Months Ended March 31, 2015

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2015	9,118,161	$ 91	987,102	$ 490,905	$ 8,678,869	$ (10,318,255)	$ (1,148,390)

Stock options compensation	-	-	-	-	6,131	-	6,131

Amortization of increasing dividend rate preferred stock discount	-	-	-	13,449	(13,449)	-	-

Net loss	-	-	-	-	-	(19,651)	(19,651)

Balance at March 31, 2015 – (unaudited)	9,118,161	$ 91	987,102	$ 504,354	$ 8,671,551	$ (10,337,906)	$ (1,161,910)

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (19,651)	$ (46,558)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	8,199	7,915
Stock options compensation	6,131	5,692
Provision for uncollectible accounts receivable	1,316	(8,176)
Net (increase) decrease in
Accounts receivable	1,995	12,579
Prepaid expenses and other current assets	(10,805)	(3,304)
Net increase (decrease) in
Accounts payable	(2,714)	(12,397)
Accrued and other liabilities	7,861	32,179
Deferred revenue	6,464	50,521

Net cash provided by (used in) operating activities	(1,204)	38,451

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,171)	(39,086)

Net cash used in investing activities	(5,171)	(39,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(7,562)	(6,557)

Net cash used in financing activities	(7,562)	(6,557)

NET DECREASE IN CASH	(13,937)	(7,192)
Cash at beginning of period	14,614	30,072
Cash at end of period	$ 677	$ 22,880

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$ 4,141	$ 4,095

NON-CASH INVESTING AND FINANCING ACTIVITIES

Property and equipment purchased on accounts	$ -	$ 44,710
Amortization of increasing dividend rate preferred stock discount	$ 13,449	$ 15,131

See accompanying notes to the unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2014.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2015.  Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.

2.	GOING CONCERN AND MANAGEMENT’S PLANS

At March 31, 2015, current liabilities exceed current assets by $1,085,330. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

At December 31, 2014 the Company had a secured convertible promissory note from a shareholder with a balance of $198,363.  The interest rate of this note was 6% through December 31, 2014 and is 7% through December 31, 2015, 8% through December 31, 2016, 8.5% through December 31, 2017, and 9% through May 31, 2018, with fixed monthly payments of $3,301 and matures May 31, 2018, at which time the remaining balance of principal and all accrued interest shall be due and payable.  This convertible promissory note is secured by all tangible and intangible assets of the Company.  The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the three months ended March 31, 2015, the Company made principal and interest payments totaling $9,902.  The secured convertible promissory note had a balance of $191,895 at March 31, 2015 of which $39,611 is short-term and $152,284 is long-term.

At December 31, 2014 the Company had a secured convertible promissory note from a shareholder with a balance of $47,511.  The interest rate of this note is 6%, required monthly installments of interest only through May 31, 2014, then requires monthly installments of $600 including principal and interest and matures May 31, 2023.  This convertible promissory note is secured by certain equipment of the Company.  The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the three months ended March 31, 2015, the Company made principal and interest payments totaling $1,801.  The secured convertible promissory note had a balance of $46,417 at March 31, 2015 of which $7,200 is short-term and $39,217 is long-term.

4.	STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the three months ended March 31, 2015:

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Options outstanding, December 31, 2014	3,295,382	$ 0.029	8.20
Options exercisable, December 31, 2014	1,933,549	$ 0.025	7.84	$ 50,788
Options granted during the period	153,000	$ 0.040
Options forfeited during the period	(3,500)	$ 0.024
Options outstanding, March 31, 2015	3,444,882	$ 0.030	8.04
Options exercisable, March 31, 2015	1,933,549	$ 0.025	7.60	$ 60,105

During the three months ended March 31, 2015, 153,000 nonqualified employee stock options were granted with an exercise price of $0.040.  The options were valued using Black-Scholes option pricing model on the respective date of issuance and the fair value of the shares was determined to be $6,032 of which $332 was recognized as stock-based compensation expense for the three months ended March 31, 2015. Of these options 3,000 will vest one-third on each annual anniversary date of the grant and will expire ten years from the date of the grant and 150,000 will vest annually based upon the commissions earned by the employee at the rate of one share of stock for each dollar in commissions earned and will expire ten years from the date of the grant.  During the three months ended March 31, 2015, 3,500 employee stock options were forfeited that were related to options granted in prior years.

Stock-based compensation expense for the three months ended March 31, 2015 was $6,131.  Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the three months ended March 31, 2015:

Risk-free interest rate 1.38%

Expected option life 5 years

Expected volatility 218%

Expected dividend yield 0%

5.	SERIES A CONVERTIBLE PREFERRED STOCK

 On March 31, 2015 the Company’s board of directors made the determination that it was in the best interest of the Company and its stockholders to conserve the Company’s working capital at this time and not make the annual dividend payment for the year ending December 31, 2014.  As a result, pursuant to the Certificate of Designations, Preferences, and Rights of the Series A Convertible Preferred Stock, each share of the Series A Convertible Preferred Stock shall hereafter be entitled to two votes upon any matter that the holders of the Company’s common stock are entitled to vote.

The amortization of the increasing dividend rate preferred stock discount for the three months ended March 31, 2015 was $13,449.  The amortization of the increasing dividend rate preferred stock discount for the three months ended March 31, 2014 was $15,131.

6.      PROPERTY AND EQUIPMENT

During the three months ended March 31, 2015, $5,171 was paid for property and equipment and $7,799 was recorded as depreciation expense.

7.      SUBSEQUENT EVENT

In May 2015, the Company granted 3,000 and 18,000 employee stock options to two employee with an exercise price of $.065. The stock options shall vest one-third each year starting from May 8, 2016 and May 11, 2016, respectively, and shall expire on May 8, 2025 and May 11, 2025, respectively.

In February 2015, the Company granted 150,000 employee stock options to one employee with an exercise price of $.04. The stock options were to vest annually based upon the commissions earned by the employee at the rate of one share of stock for each dollar in commissions earned and was to expire on February 3, 2025. In May 2015, the Company cancelled 146,000 and vested 4,000of these stock options.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our 2014 Annual Report on Form 10-K and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2014 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”), FullWeb, Inc. (“FullWeb”) and CallMultiplier, Inc. (“CallMultiplier”).

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in

Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services as well as advanced voice and data solutions. At March 31, 2015 FullTel provided us with local telephone access in approximately 232 cities.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015		March 31, 2014
	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$20,283	4.5%	$23,789	5.6%
Co-location and other revenues	428,873	95.5	399,988	94.4

Total revenues	449,156	100.0	423,777	100.0

Cost of access service revenues	21,493	4.8	27,214	6.4
Cost of co-location and other revenues	72,782	16.2	85,417	20.1
Selling, general and administrative expenses	362,192	80.7	345,694	81.6
Depreciation and amortization	8,199	1.8	7,915	1.9

Total operating costs and expenses	464,666	103.5	466,240	110.0

Loss from operations	(15,510)	(3.5)	(42,463)	(10.0)

Interest expense	(4,141)	(0.9)	(4,095)	(1.0)

Net loss	$(19,651)	(4.4)%	$(46,558)	(11.0)%

Preferred stock dividends	(13,449)	(3.0)	(15,131)	(3.6)

Net loss available to common stockholders	$(33,100)	(7.4)%	$(61,689)	(14.6)%

Three Months Ended March 31, 2015 (the “2015 1st Quarter”) Compared to Three Months Ended March 31, 2014 (the “2014 1st Quarter”)

Revenues

Access service revenues decreased $3,506 or 14.7% to $20,283 for the 2015 1st Quarter from $23,789 for the same period in 2014 primarily due to a decline in the number of customers.

Co-location and other revenues increased $28,885 or 7.2% to $428,873 for the 2015 1st Quarter from $399,988 for the same period in 2014. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service decreased $5,721 or 21.0% to $21,493 for the 2015 1st Quarter from $27,214 for the same period in 2014.  This decrease was primarily due to reductions in costs of servicing access customers due to a reduction in the number of customers.  Cost of access service revenues as a percentage of access service revenues increased to 106.0% during the 2015 1st Quarter, compared to 114.4% during the same period in 2014.

Cost of co-location and other revenues decreased $12,635 or 14.8% to $72,782 for the 2015 1st Quarter from $85,417 for the same period in 2014.  This decrease was primarily related to reductions in costs of servicing our traditional phone service customers due to a reduction in the number of customers utilizing that service.  Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 17.0% during the 2015 1st Quarter, compared to 21.4% during the same period in 2014.

Selling, general and administrative expenses increased $16,498 or 4.8% to $362,192 for the 2015 1st Quarter compared to $345,694 for the same period in 2014.  This increase was primarily related to increases in advertising, taxes, and bank fees expenses of $10,565, $3,427, and $1,916, respectively.  Selling, general and administrative expenses as a percentage of total revenues decreased to 80.7% during the 2015 1st Quarter from 81.6% during the same period in 2014.

Depreciation and amortization expense remained relatively the same at $8,199 for the 2015 1st Quarter compared to $7,915 for the same period in 2014.

Interest Expense

Interest expense remained relatively the same at $4,141 for the 2015 1st Quarter compared to $4,095 for the same period in 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had $677 in cash and $1,115,268 in current liabilities, including $361,431 of deferred revenues that will not require settlement in cash.

At March 31, 2015 and December 31, 2014, we had working capital deficits of $1,085,330 and $1,067,276, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of March 31, 2015, of the $212,203 we owed to our trade creditors $174,092 was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the three-month periods ended March 31, 2015 and 2014 consist of the following.

	For the Three-Months Periods Ended March 31,
	2015	2014
Net cash flows provided by (used in) operations	$ (1,204)	$ 38,451
Net cash flows used in investing activities	(5,171)	(39,086)
Net cash flows used in financing activities	(7,562)	(6,557)

Cash used for the purchase of property and equipment was $5,171 and $39,086, respectively, for the three months ended March 31, 2015 and 2014.

Cash used for principal payments on notes payable was $7,562 and $6,557, respectively, for the three months ended March 31, 2015 and 2014.

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

Financing Activities

We have a secured convertible promissory note from a shareholder which requires monthly installments of $3,301 including principal and interest and is secured by all of our tangible and intangible assets.  At March 31, 2015, the outstanding principal and accrued interest of the secured convertible promissory note was $191,895.

We have a secured convertible promissory note from a shareholder which requires monthly installments of interest only through May 31, 2014 then monthly installments of $600 including principal and interest.  This note is secured by certain equipment.  At March 31, 2015, the outstanding principal and accrued interest of the secured convertible promissory note was $46,417.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2015 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, we issued 153,000 nonqualified employee stock options with exercise prices of $.040.  Of these stock options 3,000 will vest one-third on each annual anniversary date of the grant and will expire ten years from the date of the grant and 150,000 will vest annually based upon the commissions earned by the employee at the rate of one share of stock for each dollar in commissions earned and will expire ten years from the date of the grant.  We do not have a written employee stock option plan.  In connection with the issuance of these common stock options, no underwriting discounts or commissions were paid or will be paid. The common stock options were issued without registration under the Securities Act of 1933, as amended, in reliance on the registration exemption afforded by Regulation D and more specifically Rule 506 of Regulation D.

Item 5. Other Information

During the three months ended March 31, 2015 all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: May 14, 2015	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: May 14,2015	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy J. Kilkenny, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2015 of FullNet Communications, Inc.;

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

Date: May 14, 2015

/s/ Timothy J. Kilkenny Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Roger P. Baresel, certify that:.

1.	I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2015 of FullNet Communications, Inc.;

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

Date: May 14, 2015

/s/ Roger P. Baresel, President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2015 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2015	/s/ Timothy J. Kilkenny,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2015 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2015	/s/ Roger P. Baresel,
President and Chief Financial and
Accounting Officer