Form 10-Q
period 2015-06-30
FULLNET COMMUNICATIONS INC
filed 2015-08-14
CIK 1092570

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, 9,118,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 15,265	$ 14,614
Accounts receivable, net	14,664	12,389
Prepaid expenses and other current assets	15,420	9,377

Total current assets	45,349	36,380

PROPERTY AND EQUIPMENT, net	104,223	109,288

OTHER ASSETS AND INTANGIBLE ASSETS	7,862	8,661

TOTAL ASSETS	$ 157,434	$ 154,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 232,245	$ 214,917
Accrued and other liabilities	539,050	486,961
Convertible notes payable, related party - current portion	46,811	46,811
Deferred revenue	353,223	354,967

Total current liabilities	1,171,329	1,103,656

CONVERTIBLE NOTES PAYABLE, related party - less current portion	183,809	199,063

Total liabilities	1,355,138	1,302,719

STOCKHOLDERS’ DEFICIT
Preferred stock — $.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2015 and 2014	517,804	490,905
Common stock — $.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 9,118,161 shares in 2015 and 2014	91	91
Additional paid-in capital	8,663,820	8,678,869
Accumulated deficit	(10,379,419)	(10,318,255)

Total stockholders’ deficit	(1,197,704)	(1,148,390)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 157,434	$ 154,329

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
REVENUES
Access service revenues	$ 19,082	$ 19,279	$ 39,365	$ 43,068
Co-location and other revenues	449,279	438,454	878,152	838,442

Total revenues	468,361	457,733	917,517	881,510

OPERATING COSTS AND EXPENSES
Cost of access service revenues	21,401	22,503	42,894	49,717
Cost of co-location and other revenues	76,216	88,978	148,998	174,395
Selling, general and administrative expenses	397,256	356,300	759,448	701,994
Depreciation and amortization	10,990	10,915	19,189	18,830

Total operating costs and expenses	505,863	478,696	970,529	944,936

LOSS FROM OPERATIONS	(37,502)	(20,963)	(53,012)	(63,426)

INTEREST EXPENSE	(4,011)	(3,996)	(8,152)	(8,091)

NET LOSS	$ (41,513)	$ (24,959)	$ (61,164)	$ (71,517)
Preferred stock dividends	(13,450)	(15,131)	(26,899)	(30,262)
Net loss available to common stockholders	$ (54,963)	$ (40,090)	$ (88,063)	$ (101,779)

Net loss per common share Basic and diluted	$ (.01)	$ (.00)	$ (.01)	$ (.01)

Weighted average common shares outstanding Basic and diluted	9,118,161	9,118,161	9,118,161	9,118,161

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Six Months Ended June 30, 2015

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2015	9,118,161	$ 91	987,102	$ 490,905	$ 8,678,869	$ (10,318,255)	$ (1,148,390)

Stock options compensation	-	-	-	-	11,850	-	11,850

Amortization of increasing dividend rate preferred stock discount	-	-	-	26,899	(26,899)	-	-

Net loss	-	-	-	-	-	(61,164)	(61,164)

Balance at June 30, 2015 – (unaudited)	9,118,161	$ 91	987,102	$ 517,804	$ 8,663,820	$ (10,379,419)	$ (1,197,704)

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (61,164)	$ (71,517)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	19,189	18,830
Stock options compensation	11,850	11,324
Provision for uncollectible accounts receivable	3,168	(9,938)
Net (increase) decrease in
Accounts receivable	(5,443)	13,300
Prepaid expenses and other current assets	(6,043)	(5,476)
Net increase (decrease) in
Accounts payable	17,328	11,533
Accrued and other liabilities	52,089	38,765
Deferred revenue	(1,744)	37,332

Net cash provided by operating activities	29,230	44,153

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(13,325)	(56,266)

Net cash used in investing activities	(13,325)	(56,266)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(15,254)	(13,563)

Net cash used in financing activities	(15,254)	(13,563)

NET INCREASE (DECREASE) IN CASH	651	(25,676)
Cash at beginning of period	14,614	30,072
Cash at end of period	$ 15,265	$ 4,396

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$ 8,152	$ 8,091

NON-CASH INVESTING AND FINANCING ACTIVITIES

Property and equipment purchased on accounts	$ -	$ 38,532
Amortization of increasing dividend rate preferred stock discount	$ 26,899	$ 30,262

See accompanying notes to the unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

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

2.	GOING CONCERN AND MANAGEMENT’S PLANS

At June 30, 2015, current liabilities exceed current assets by $1,125,980. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

At December 31, 2014 the Company had a secured convertible promissory note from a shareholder with a balance of $198,363.  The interest rate of this note was 6% through December 31, 2014 and is 7% through December 31, 2015, 8% through December 31, 2016, 8.5% through December 31, 2017, and 9% through May 31, 2018, with fixed monthly payments of $3,301 and matures May 31, 2018, at which time the remaining balance of principal and all accrued interest shall be due and payable.  This convertible promissory note is secured by all tangible and intangible assets of the Company. The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the six months ended June 30, 2015, the Company made principal and interest payments totaling $19,804.  The secured convertible promissory note had a balance of $185,313 at June 30, 2015 of which $39,611 is short-term and $145,702 is long-term.

At December 31, 2014 the Company had a secured convertible promissory note from a shareholder with a balance of $47,511.  The interest rate of this note is 6%, required monthly installments of interest only through May 31, 2014, then requires monthly installments of $600 including principal and interest and matures May 31, 2023.  This convertible promissory note is secured by certain equipment of the Company.  The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the six months ended June 30, 2015, the Company made principal and interest payments totaling $3,602.  The secured convertible promissory note had a balance of $45,307 at June 30, 2015 of which $7,200 is short-term and $38,107 is long-term.

4.	STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the six months ended June 30, 2015:

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Options outstanding, December 31, 2014	3,295,382	$ 0.029	8.20
Options exercisable, December 31, 2014	1,933,549	$ 0.025	7.84	$ 50,788
Options granted during the period	177,000	$ 0.043
Options expired during the period	(3,000)	$ 0.080
Options forfeited during the period	(155,500)	$ 0.040
Options outstanding, June 30, 2015	3,313,882	$ 0.030	7.73
Options exercisable, June 30, 2015	2,051,215	$ 0.025	7.39	$ 54,328

During the six months ended June 30, 2015, 177,000 nonqualified employee stock options were granted with exercise prices ranging from $0.040 to $0.065 and 149,000 of those options were forfeited.  The options were valued using Black-Scholes option pricing model on the respective date of issuance and the fair value of the shares was determined to be $7,524 of which $239 was recognized as stock-based compensation expense for the six months ended June 30, 2015. The remaining 28,000 stock options will vest one-third on each annual anniversary date of the grant and will expire ten years from the date of the grant.  During the six months ended June 30, 2015, 6,500 employee stock options were forfeited that were related to options granted in prior years.

Stock-based compensation expense for the three and six months ended June 30, 2015 was $5,719 and $11,850, respectively.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the six months ended June 30, 2015:

Risk-free interest rate 1.38% - 1.61%

Expected option life 5years

Expected volatility 215% - 218%

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

The amortization of the increasing dividend rate preferred stock discount for the three and six months ended June 30, 2015 was $13,450 and $26,899, respectively.  The amortization of the increasing dividend rate preferred stock discount for the three and six months ended June 30, 2014 was $15,131 and $30,262, respectively.

6.	PROPERTY AND EQUIPMENT

During the six months ended June 30, 2015, $13,325 was paid for property and equipment.  During the three and six months ended June 30, 2015, $10,590 and $18,390 was recorded as depreciation expense.

7.	CHANGE IN ESTIMATE

As a result of a change in management’s estimation of a contingent liability arising from the acquisition of certain business assets in 2012, the Company recorded an additional expense in the amount of $32,749 during the three months ended June 30, 2015.

8.	SUBSEQUENT EVENTS

In July 2015, the Company granted 3,000 employee stock options to one employee with an exercise price of $.050. The stock options shall vest one-third each year starting from July 6, 2016, and shall expire on July 6, 2025.

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services as well as advanced voice and data solutions. At June 30, 2015 FullTel provided us with local telephone access in approximately 232 cities.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended				Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Revenues:
Access service revenues	$ 19,082	4.1%	$ 19,279	4.2%	$ 39,365	4.3%	$ 43,068	4.9%
Co-location and other revenues	449,279	95.9	438,454	95.8	878,152	95.7	838,442	95.1
Total revenues	468,361	100.0	457,733	100.0	917,517	100.0	881,510	100.0

Cost of access service revenues	21,401	4.6	22,503	4.9	42,894	4.7	49,717	5.7
Cost of co-location and other revenues	76,216	16.3	88,978	19.4	148,998	16.2	174,395	19.8
Selling, general and administrative expenses	397,256	84.8	356,300	77.9	759,448	82.8	701,994	79.6
Depreciation and amortization	10,990	2.3	10,915	2.4	19,189	2.1	18,830	2.1
Total operating costs and expenses	505,863	108.0	478,696	104.6	970,529	105.8	944,936	107.2

Loss from operations	(37,502)	(8.0)	(20,963)	(4.6)	(53,012)	(5.8)	(63,426)	(7.2)

Interest expense	(4,011)	(0.9)	(3,996)	(0.9)	(8,152)	(0.9)	(8,091)	(0.9)

Net loss	$ (41,513)	(8.9)%	$ (24,959)	(5.5)%	$ (61,164)	(6.7)%	$ (71,517)	(8.1)%

Preferred stock dividends	(13,450)	(2.9)	(15,131)	(3.3)	(26,899)	(2.9)	(30,262)	(3.4)

Net loss available to common stockholders	$ (54,963)	(11.7)%	$ (40,090)	(8.8)%	$ (88,063)	(9.6)%	$ (101,779)	(11.5)%

Three Months Ended June 30, 2015 (the “2015 2nd Quarter”) Compared to Three Months Ended June 30, 2014 (the “2014 2nd Quarter”)

Revenues

Access service revenues remained relatively the same at $19,082 for the 2015 2nd Quarter compared to $19,279 for the same period in 2014.

Co-location and other revenues increased $10,825 or 2.5% to $449,279 for the 2015 2nd Quarter from $438,454 for the same period in 2014. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service decreased $1,102 or 4.9% to $21,401 for the 2015 2nd Quarter from $22,503 for the same period in 2014.  This decrease was primarily due to reductions in costs of servicing access customers.  Cost of access service revenues as a percentage of access service revenues decreased to 112.2% during the 2015 2nd Quarter, compared to 116.7% during the same period in 2014.

Cost of co-location and other revenues decreased $12,762 or 14.3% to $76,216 for the 2015 2nd Quarter from $88,978 for the same period in 2014.  This decrease was primarily related to reductions in costs of servicing our traditional phone service

customers due to a reduction in the number of customers utilizing that service.   Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 17.0% during the 2015 2nd Quarter, compared to 20.3% during the same period in 2014.

Selling, general and administrative expenses increased $40,956 or 11.5% to $397,256 for the 2015 2nd Quarter compared to $356,300 for the same period in 2014.  As a result of a change in management’s estimation of a contingent liability arising from the acquisition of certain business assets in 2012, we recorded an additional expense in the amount of $32,749 during the 2015 2nd Quarter.  There were increases in agent commissions, advertising, bank fees, property tax and bad debt expense of $10,482, $6,798, $1,684, $1,797 and $3,976, respectively.  These increases were offset by decreases in employee costs and professional services of $6,228 and $11,040, respectively.  Selling, general and administrative expenses as a percentage of total revenues increased to 84.8% during the 2015 2nd Quarter from 77.9% during the same period in 2014.

Depreciation and amortization expense remained relatively the same at $10,990 for the 2015 2nd Quarter compared to $10,915 for the same period in 2014.

Interest Expense

Interest expense remained relatively the same at $4,011 for the 2015 2nd Quarter compared to $3,996 for the same period in 2014.

Six Months Ended June 30, 2015 (the “2015 Period”) Compared to Six Months Ended June 30, 2014 (the “2014 Period”)

Revenues

Access service revenues decreased $3,703 or 8.6% to $39,365 for the 2015 Period from $43,068 for the 2014 Period primarily due to a decline in the number of customers.

Co-location and other revenues increased $39,710 or 4.7% to $878,152 for the 2015 Period from $838,442 for the 2014 Period.  This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $6,823 or 13.7% to $42,894 for the 2015 Period from $49,717 for the 2014 Period. This decrease was primarily due to reductions in costs of servicing access customers due to a reduction in the number of customers.  Cost of access service revenues as a percentage of access service revenues decreased to 109.0% during the 2015 Period, compared to 115.4% during the 2014 Period.

Cost of co-location and other revenues decreased $25,397 or 14.6% to $148,998 for the 2015 Period from $174,395 for the 2014 Period This decrease was primarily related to reductions in costs of servicing our traditional phone service customers due to a reduction in the number of customers utilizing that service.  The decrease was offset by increases in costs of servicing our advanced voice and data solutions customers due to an increase in the number of customers utilizing those services.                                                                                                                                                                                                                          Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 17.0% during the 2015 Period compared to 20.8% during the 2014 Period.

Selling, general and administrative expenses increased $57,454 or 8.2% to $759,448 for the 2015 Period compared to $701,994 for the 2014 Period.  As a result of a change in management’s estimation of a contingent liability arising from the acquisition of certain business assets in 2012, we recorded an additional expense in the amount of $32,749 during the 2015 Period.  There were increases in agent commissions, advertising, property tax and bad debt expense of $11,903, $17,362, $5,224 and $5,556, respectively.  These increases were offset by decreases in employee costs of $14,447.  Selling, general and administrative expenses as a percentage of total revenues increased to 82.8% during the 2015 Period from 79.6% during the 2014 Period.

Depreciation and amortization expense remained relatively the same at $19,189 for the 2015 Period compared to $18,830 for the same period in 2014.

Interest Expense

Interest expense remained relatively the same at $8,152 for the 2015 Period compared to $8,091 for the 2014 Period.

Liquidity and Capital Resources

As of June 30, 2015, we had $15,265 in cash and $1,171,329 in current liabilities, including $353,223 of deferred revenues that will not require settlement in cash.

At June 30, 2015 and December 31, 2014, we had working capital deficits of $1,125,980 and $1,067,276, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of June 30, 2015, of the $232,245 we owed to our trade creditors $194,806 was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the six-month periods ended June 30, 2015 and 2014 consist of the following.

	For the Six-Month Periods Ended June 30,
	2015	2014
Net cash flows provided by operations	$ 29,230	$ 44,153
Net cash flows used in investing activities	(13,325)	(56,266)
Net cash flows used in financing activities	(15,254)	(13,563)

Cash used for the purchase of property and equipment was $13,325 and $56,266, respectively, for the six months ended June 30, 2015 and 2014.

Cash used for principal payments on notes payable was $15,254 and $13,563, respectively, for the six months ended June 30, 2015 and 2014.

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

On March 31, 2015 our board of directors made the determination that it was in the best interest of the Company and its stockholders to conserve our working capital at this time and not make the annual dividend payment for the year ending December

31, 2014.  As a result, pursuant to the Certificate of Designations, Preferences, and Rights of the Series A Convertible Preferred Stock, each share of the Series A Convertible Preferred Stock shall hereafter be entitled to two votes upon any matter that the holders of our common stock are entitled to vote.

Financing Activities

We have a secured convertible promissory note from a shareholder which requires monthly installments of $3,301 including principal and interest and is secured by all of our tangible and intangible assets.  At June 30, 2015, the outstanding principal and accrued interest of the secured convertible promissory note was $185,313.

We have a secured convertible promissory note from a shareholder which requires monthly installments of interest only through May 31, 2014 then monthly installments of $600 including principal and interest.  This note is secured by certain equipment.  At June 30, 2015, the outstanding principal and accrued interest of the secured convertible promissory note was $45,307.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2015 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2015, we issued 177,000 nonqualified employee stock options with exercise prices ranging from $.040 to $.065.  Of these options 149,000 were forfeited.  The remaining 28,000 stock options will vest one-third on each annual anniversary date of the grant and will expire ten years from the date of the grant.  We do not have a written employee stock option plan.  In connection with the issuance of these common stock options, no underwriting discounts or commissions were paid or will be paid. The common stock options were issued without registration under the Securities Act of 1933, as amended, in reliance on the registration exemption afforded by Regulation D and more specifically Rule 506 of Regulation D.

Item 5. Other Information

During the three months ended June 30, 2015 all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: August 14, 2015	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: August 14, 2015	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy J. Kilkenny, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2015 of FullNet Communications, Inc.;

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

Date: August 14, 2015

/s/ Timothy J. Kilkenny Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Roger P. Baresel, certify that:.

1.	I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2015 of FullNet Communications, Inc.;

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

Date: August 14, 2015

/s/ Roger P. Baresel, President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2015 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2015	/s/ Timothy J. Kilkenny,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2015 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2015	/s/ Roger P. Baresel,
President and Chief Financial and
Accounting Officer