Form 10-Q
period 2015-09-30
FULLNET COMMUNICATIONS INC
filed 2015-11-16
CIK 1092570

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 16, 2015, 9,118,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 14,208	$ 14,614
Accounts receivable, net	12,594	12,389
Prepaid expenses and other current assets	9,130	9,377

Total current assets	35,932	36,380

PROPERTY AND EQUIPMENT, net	100,901	109,288

OTHER ASSETS AND INTANGIBLE ASSETS	7,463	8,661

TOTAL ASSETS	$ 144,296	$ 154,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 192,755	$ 214,917
Accrued and other liabilities	569,941	486,961
Convertible notes payable, related party - current portion	46,811	46,811
Deferred revenue	368,634	354,967

Total current liabilities	1,178,141	1,103,656

CONVERTIBLE NOTES PAYABLE, related party - less current portion	175,984	199,063

Total liabilities	1,354,125	1,302,719

STOCKHOLDERS’ DEFICIT
Preferred stock — $.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2015 and 2014	531,253	490,905
Common stock — $.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 9,118,161 shares in 2015 and 2014	91	91
Additional paid-in capital	8,653,017	8,678,869
Accumulated deficit	(10,394,190)	(10,318,255)

Total stockholders’ deficit	(1,209,829)	(1,148,390)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 144,296	$ 154,329

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
REVENUES
Access service revenues	$ 18,750	$ 22,705	$ 58,115	$ 65,773
Co-location and other revenues	449,846	393,357	1,327,998	1,231,799

Total revenues	468,596	416,062	1,386,113	1,297,572

OPERATING COSTS AND EXPENSES
Cost of access service revenues	24,622	24,563	67,516	76,180
Cost of co-location and other revenues	77,976	87,458	226,974	259,953
Selling, general and administrative expenses	370,955	357,411	1,130,403	1,059,405
Depreciation and amortization	5,938	10,597	25,127	29,427

Total operating costs and expenses	479,491	480,029	1,450,020	1,424,965

LOSS FROM OPERATIONS	(10,895)	(63,967)	(63,907)	(127,393)

INTEREST EXPENSE	(3,876)	(3,886)	(12,028)	(11,977)

NET LOSS	$ (14,771)	$ (67,853)	$ (75,935)	$ (139,370)
Preferred stock dividends	(13,449)	(15,131)	(40,348)	(45,393)
Net loss available to common stockholders	$ (28,220)	$ (82,984)	$ (116,283)	$ (184,763)

Net loss per common share Basic and diluted	$ (.00)	$ (.01)	$ (.01)	$ (.02)

Weighted average common shares outstanding Basic and diluted	9,118,161	9,118,161	9,118,161	9,118,161

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Nine Months Ended September 30, 2015

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2015	9,118,161	$ 91	987,102	$ 490,905	$ 8,678,869	$ (10,318,255)	$ (1,148,390)

Stock options compensation	-	-	-	-	14,496	-	14,496

Amortization of increasing dividend rate preferred stock discount	-	-	-	40,348	(40,348)	-	-

Net loss	-	-	-	-	-	(75,935)	(75,935)

Balance at September 30, 2015 – (unaudited)	9,118,161	$ 91	987,102	$ 531,253	$ 8,653,017	$ (10,394,190)	$ (1,209,829)

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (75,935)	$ (139,370)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	25,127	29,427
Stock options compensation	14,496	16,908
Provision for uncollectible accounts receivable	8,003	(11,002)
Net (increase) decrease in
Accounts receivable	(8,208)	19,010
Prepaid expenses and other current assets	247	(4,023)
Net increase (decrease) in
Accounts payable	(22,162)	30,114
Accrued and other liabilities	82,980	71,270
Deferred revenue	13,667	45,567

Net cash provided by operating activities	38,215	57,901

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(15,542)	(59,379)

Net cash used in investing activities	(15,542)	(59,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(23,079)	(21,380)

Net cash used in financing activities	(23,079)	(21,380)

NET DECREASE IN CASH	(406)	(22,858)
Cash at beginning of period	14,614	30,072
Cash at end of period	$ 14,208	$ 7,214

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$ 12,028	$ 11,977

NON-CASH INVESTING AND FINANCING ACTIVITIES

Property and equipment purchased on accounts	$ -	$ 36,532
Amortization of increasing dividend rate preferred stock discount	$ 40,348	$ 45,393

See accompanying notes to the unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

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

At September 30, 2015, current liabilities exceed current assets by $1,142,209. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

At December 31, 2014 the Company had a secured convertible promissory note from a shareholder with a balance of $198,363.  The interest rate of this note was 6% through December 31, 2014 and is 7% through December 31, 2015, 8% through December 31, 2016, 8.5% through December 31, 2017, and 9% through May 31, 2018, with fixed monthly payments of $3,301 and matures May 31, 2018, at which time the remaining balance of principal and all accrued interest shall be due and payable.  This convertible promissory note is secured by all tangible and intangible assets of the Company. The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the nine months ended September 30, 2015, the Company made principal and interest payments totaling $29,706.  The secured convertible promissory note had a balance of $178,615 at September 30, 2015 of which $39,608 is short-term and $139,007 is long-term.

At December 31, 2014 the Company had a secured convertible promissory note from a shareholder with a balance of $47,511.  The interest rate of this note is 6%, required monthly installments of interest only through May 31, 2014, then requires monthly installments of $600 including principal and interest and matures May 31, 2023.  This convertible promissory note is secured by certain equipment of the Company.  The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the nine months ended September 30, 2015, the Company made principal and interest payments totaling $5,403.  The secured convertible promissory note had a balance of $44,180 at September 30, 2015 of which $7,203 is short-term and $36,977 is long-term.

4.	STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the nine months ended September 30, 2015:

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Options outstanding, December 31, 2014	3,295,382	$0.029	8.20
Options exercisable, December 31, 2014	1,933,549	$0.025	7.84	$ 50,788
Options granted during the period	180,000	$0.043
Options expired during the period	(18,000)	$0.082
Options forfeited during the period	(155,500)	$0.040
Options outstanding, September 30, 2015	3,301,882	$0.029	7.51
Options exercisable, September 30, 2015	2,536,215	$0.027	7.34	$ 20,016

During the nine months ended September 30, 2015, 180,000 nonqualified employee stock options were granted with exercise prices ranging from $0.040 to $0.065 and 149,000 of those options were forfeited.  The options were valued using Black-Scholes option pricing model on the respective date of issuance and the fair value of the shares was determined to be $7,671 of which $370 was recognized as stock-based compensation expense for the nine months ended September 30, 2015. The remaining 31,000 stock options will vest one-third on each annual anniversary date of the grant and will expire ten years from the date of the grant.  During the nine months ended September 30, 2015, 6,500 employee stock options were forfeited that were related to options granted in prior years.

Stock-based compensation expense for the three and nine months ended September 30, 2015 was $2,646 and $14,496, respectively.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the nine months ended September 30, 2015:

Risk-free interest rate 1.32%   - 1.61%

Expected option life 5 years

Expected volatility 212% - 218%

Expected dividend yield 0%

5.	SERIES A CONVERTIBLE PREFERRED STOCK

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

The amortization of the increasing dividend rate preferred stock discount for the three and nine months ended September 30, 2015 was $13,449 and $40,348, respectively.  The amortization of the increasing dividend rate preferred stock discount for the three and nine months ended September 30, 2014 was $15,131 and $45,393, respectively.

6.	PROPERTY AND EQUIPMENT

During the nine months ended September 30, 2015, $15,542 was paid for property and equipment.  During the three and nine months ended September 30, 2015, $5,539 and $23,929 was recorded as depreciation expense.

7.	CHANGE IN ESTIMATE

As a result of a change in management’s estimation of a contingent liability arising from the acquisition of certain business assets in 2012, the Company recorded an additional expense in the amount of $32,749 during the nine months ended September 30, 2015.

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services as well as advanced voice and data solutions. At September 30, 2015 FullTel provided us with local telephone access in approximately 232 cities.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Revenues:
Access service revenues	$ 18,750	4.0%	$ 22,705	5.5%	$ 58,115	4.2%	$ 65,773	5.1%
Co-location and other revenues	449,846	96.0	393,357	94.5	1,327,998	95.8	1,231,799	94.9
Total revenues	468,596	100.0	416,062	100.0	1,386,113	100.0	1,297,572	100.0

Cost of access service revenues	24,622	5.2	24,563	5.9	67,516	4.9	76,180	5.9
Cost of co-location and other revenues	77,976	16.6	87,458	21.0	226,974	16.4	259,953	20.0
Selling, general and administrative expenses	370,955	79.2	357,411	85.9	1,130,403	81.5	1,059,405	81.6
Depreciation and amortization	5,938	1.3	10,597	2.6	25,127	1.8	29,427	2.3
Total operating costs and expenses	479,491	102.3	480,029	115.4	1,450,020	104.6	1,424,965	109.8

Loss from operations	(10,895)	(2.3)	(63,967)	(15.4)	(63,907)	(4.6)	(127,393)	(9.8)

Interest expense	(3,876)	(0.8)	(3,886)	(0.9)	(12,028)	(0.9)	(11,977)	(0.9)

Net loss	$ (14,771)	(3.1)%	$ (67,853)	(16.3)%	$ (75,935)	(5.5)%	$ (139,370)	(10.7)%

Preferred stock dividends	(13,449)	(2.9)	(15,131)	(3.6)	(40,348)	(2.9)	(45,393)	(3.5)

Net loss available to common stockholders	$ (28,220)	(6.0)%	$ (82,984)	(19.9)%	$ (116,283)	(8.4)%	$ (184,763)	(14.2)%

Three Months Ended September 30, 2015 (the “2015 3rd Quarter”) Compared to Three Months Ended September 30, 2014 (the “2014 3rd Quarter”)

Revenues

Access service revenues decreased $3,955 or 17.4% to $18,750 for the 2015 3rd Quarter from $22,705 for the same period in 2014 primarily due to a decline in the number of customers.

Co-location and other revenues increased $56,489 or 14.4% to $449,846 for the 2015 3rd Quarter from $393,357 for the same period in 2014. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service remained relatively the same at $24,622 for the 2015 3rd Quarter from $24,563 for the same period in 2014.  Cost of access service revenues as a percentage of access service revenues increased to 131.3% during the 2015 3rd Quarter, compared to 108.2% during the same period in 2014.

Cost of co-location and other revenues decreased $9,482 or 38.6% to $77,976 for the 2015 3rd Quarter from $87,458 for the same period in 2014.  This decrease was primarily related to reductions in costs of servicing our traditional phone service

customers due to a reduction in the number of customers utilizing that service.   Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 17.3% during the 2015 3rd Quarter, compared to 22.2% during the same period in 2014.

Selling, general and administrative expenses increased $13,544 or 3.8% to $370,955 for the 2015 3rd Quarter compared to $357,411 for the same period in 2014.  This increase was primarily related to increases in employee costs, advertising and bank fees of $6,472, $5,719 and $2,358, respectively.  Selling, general and administrative expenses as a percentage of total revenues decreased to 79.2% during the 2015 3rd Quarter from 85.9% during the same period in 2014.

Depreciation and amortization expense decreased $4,659 or 44.0% to $5,938 for the 2015 3rd Quarter compared to $10,597 for the same period in 2014.

Interest Expense

Interest expense remained relatively the same at $3,876 for the 2015 3rd Quarter compared to $3,886 for the same period in 2014.

Nine Months Ended September 30, 2015 (the “2015 Period”) Compared to Nine Months Ended September 30, 2014 (the “2014 Period”)

Revenues

Access service revenues decreased $7,658 or 11.6% to $58,115 for the 2015 Period from $65,773 for the 2014 Period primarily due to a decline in the number of customers.

Co-location and other revenues increased $96,199 or 7.8% to $1,327,998 for the 2015 Period from $1,231,799 for the 2014 Period.  This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $8,664 or 11.4% to $67,516 for the 2015 Period from $76,180 for the 2014 Period. This decrease was primarily due to reductions in costs of servicing access customers due to a reduction in the number of customers.  Cost of access service revenues as a percentage of access service revenues increased to 116.2% during the 2015 Period, compared to 115.8% during the 2014 Period.

Cost of co-location and other revenues decreased $32,979 or 12.7% to $226,974 for the 2015 Period from $259,953 for the 2014 Period This decrease was primarily related to reductions in costs of servicing our traditional phone service customers due to a reduction in the number of customers utilizing that service.  The decrease was offset by increases in costs of servicing our advanced voice and data solutions customers due to an increase in the number of customers utilizing those services.  Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 17.1% during the 2015 Period compared to 21.1% during the 2014 Period.

Selling, general and administrative expenses increased $70,998 or 6.7% to $1,130,403 for the 2015 Period compared to $1,059,405 for the 2014 Period.  As a result of a change in management’s estimation of a contingent liability arising from the acquisition of certain business assets in 2012, we recorded an additional expense in the amount of $32,749 during the 2015 Period.  There were increases in agent commissions, bank and credit card fees, advertising and property tax expense of $12,064, $5,958, $23,082 and $5,925, respectively.  These increases were offset by decreases in employee costs of $7,975.  Selling, general and administrative expenses as a percentage of total revenues decreased to 81.5% during the 2015 Period from 81.6% during the 2014 Period.

Depreciation and amortization expense decreased $4,300 or 14.6% to $25,127 for the 2015 Period compared to $29,427 for the same period in 2014.

Interest Expense

Interest expense remained relatively the same at $12,028 for the 2015 Period compared to $11,977 for the 2014 Period.

Liquidity and Capital Resources

As of September 30, 2015, we had $14,208 in cash and $1,178,141 in current liabilities, including $368,634 of deferred revenues that will not require settlement in cash.

At September 30, 2015 and December 31, 2014, we had working capital deficits of $1,142,209 and $1,067,276, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of September 30, 2015, of the $192,755 we owed to our trade creditors $168,932 was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the nine-month periods ended September 30, 2015 and 2014 consist of the following.

	For the Nine-Month Periods Ended September 30,
	2015	2014
Net cash flows provided by operations	$ 38,215	$ 57,901
Net cash flows used in investing activities	(15,542)	(59,379)
Net cash flows used in financing activities	(23,079)	(21,380)

Cash used for the purchase of property and equipment was $15,542 and $59,379, respectively, for the nine months ended September 30, 2015 and 2014.

Cash used for principal payments on notes payable was $23,079 and $21,380, respectively, for the nine months ended September 30, 2015 and 2014.

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

Financing Activities

We have a secured convertible promissory note from a shareholder which requires monthly installments of $3,301 including principal and interest and is secured by all of our tangible and intangible assets.  At September 30, 2015, the outstanding principal and accrued interest of the secured convertible promissory note was $178,615.

We have a secured convertible promissory note from a shareholder which requires monthly installments of interest only through May 31, 2014 then monthly installments of $600 including principal and interest.  This note is secured by certain equipment.  At September 30, 2015, the outstanding principal and accrued interest of the secured convertible promissory note was $44,180.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2015 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2015, we issued 180,000 nonqualified employee stock options with exercise prices ranging from $.040 to $.065.  Of these options 149,000 were forfeited.  The remaining 31,000 stock options will vest one-third on each annual anniversary date of the grant and will expire ten years from the date of the grant.  We do not have a written employee stock option plan.  In connection with the issuance of these common stock options, no underwriting discounts or commissions were paid or will be paid. The common stock options were issued without registration under the Securities Act of 1933, as amended, in reliance on the registration exemption afforded by Regulation D and more specifically Rule 506 of Regulation D.

Item 5. Other Information

During the three months ended September 30, 2015 all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: November 16, 2015	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: November 16, 2015	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy J. Kilkenny, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2015 of FullNet Communications, Inc.;

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

Date: November 16, 2015

/s/ Timothy J. Kilkenny Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Roger P. Baresel, certify that:.

1.	I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2015 of FullNet Communications, Inc.;

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

Date: November 16, 2015

/s/ Roger P. Baresel, President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2015 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 16, 2015	/s/ Timothy J. Kilkenny,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2015 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 16, 2015	/s/ Roger P. Baresel,
President and Chief Financial and
Accounting Officer