Form 10-K
period 2015-12-31
FULLNET COMMUNICATIONS INC
filed 2016-04-01
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

     The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of the Common Stock, as of the last business day (June 30, 2015) of registrant’s completed second quarter was $262,087.

As of March 30, 2016, 9,118,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FULLNET COMMUNICATIONS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2015

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

•

We may lose customers or fail to grow our customer base;

•

We may not successfully integrate new customers or assets obtained through acquisitions, if any;

•

We may fail to compete with existing and new competitors;

•

We may not adequately respond to technological developments impacting the Internet;

•

We may experience a major system failure; and

•

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

PART I

Item 1. Business

General

We are an integrated communications provider.  Through our subsidiaries, we provide high quality, reliable and scalable Internet access, web hosting, equipment co-location, traditional telephone services as well as advanced voice and data solutions.

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

Company History

We were founded in 1995 as CEN-COM of Oklahoma, Inc., an Oklahoma corporation, to bring dial-up Internet access and education to rural locations in Oklahoma that did not have dial-up Internet access. We changed our name to FullNet Communications, Inc. in December 1995.  Today we are an integrated communications provider.

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma.  FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services as well as advanced voice and data solutions.  At December 31, 2015 FullTel provided us with local telephone access in approximately 232 cities.

Through CallMultiplier, our wholly owned subsidiary, we offer a comprehensive cloud-based solution to consumers and businesses for automated calling, texting and voice message delivery.

Our common stock trades on the OTC “Pink Sheets” under the symbol FULO. While our common stock trades on the OTC “Pink Sheets”, it is very thinly traded, and there can be no assurance that our stockholders will be able to sell their shares should they so desire. Any market for the common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the market price may be volatile.

Mergers and Acquisitions

Our acquisition strategy is designed to leverage our existing network backbone and internal operations to enable us to enter new markets in Oklahoma, as well as to expand our presence in existing markets, and to benefit from economies of scale.

Our Business Strategy

As an integrated communications provider, we intend to increase shareholder value by continuing to build scale through both acquisitions and internal growth and then leveraging increased revenues over our fixed-costs base. Our strategy is to meet the customer service requirements of retail, business, educational and government advanced voice and data solutions users in our target markets, while benefiting from the scale advantages obtained through being a fully integrated backbone and broadband provider. The key elements of our overall strategy with respect to our principal business operations are described below.

Target Strategic Acquisitions

The goal of our acquisition strategy is to accelerate market penetration by acquiring smaller competitors in the advanced voice and data solutions market.  Additionally, we will continue to build upon our core competencies and expand our technical, customer service staff and Internet based marketing efforts. We evaluate acquisition candidates based on their compatibility with our overall business plan. When assessing an acquisition candidate, we focus on the following criteria:

•

Potential revenue and customer growth;

•

Low customer turnover or churn rates;

•

Favorable competitive environment; and

•

Favorable consolidation savings.

Generate Internal Sales Growth

We intend to expand our customer base by increasing our marketing efforts. At December 31, 2015, our sales efforts are carried out by technical engineers and our senior management.  In addition, we have independent agents in certain markets. We are exploring other strategies to increase our sales, including other marketing partners and Internet based advertising programs.

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

Our branded and private label Internet access services are provided through a statewide network with points-of-presence in 232 communities throughout Oklahoma. Points-of-presence are local telephone numbers through which customers can access the Internet. Our business services consist of high-speed Internet access services and other services that enable wholesale customers to outsource their Internet and electronic commerce activities. We had approximately 140 and 200 customers at December 31, 2015 and 2014, respectively. Additionally, FullNet sells Internet access to other Internet service providers, who then resell Internet access to their own customers under their private label or under the “FullNet” brand name.

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

The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in Oklahoma within the AT&T service area. At December 31, 2015, FullTel provided us with local telephone access in approximately 232 cities. However, our ability to fully take advantage of these opportunities will be dependent upon the availability of additional capital.

Advanced Voice and Data Solutions

Our primary advanced voice and data solution is marketed under our CallMultiplier brand name.  CallMultiplier is a comprehensive cloud-based solution to consumers and businesses for automated calling, texting and voice message delivery. CallMultiplier streamlines and automates call tree management to provide efficient delivery of time sensitive voice and text messages to groups. Satisfied customers include sports teams, businesses, religious groups, schools, staffing companies, clubs and civic groups throughout the United States and Canada.

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

Employees

As of December 31, 2015, we had 16 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.

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

Necessity of Successfully Overcoming Numerous Financial and Operational Challenges in Order to Continue as a Going Concern.

At December 31, 2015, our current liabilities exceeded our current assets by $1,122,387, our total liabilities exceeded our total assets by $1,186,960, and we had an accumulated deficit of $10,372,296.  In addition, as set forth below, we face a number of operational challenges which we must successfully meet.  Our ability to continue as a going concern is dependent upon our continued operations that in turn are dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, to achieve the objectives of our business plan and to succeed in our future operations. Our business plan includes, among other things, expansion of our services through mergers and acquisitions and the development of our web hosting, and, co-location as well as advanced voice and data services. Execution of our business plan will require significant capital to fund capital expenditures, working capital needs and debt service. Current cash balances will not be sufficient to fund our current business plan beyond the next few months. As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity.  There can be no assurance that we will be able to obtain additional capital on satisfactory terms, or at all, or on terms that will not dilute our shareholders’ interests.  Consequently we might be unsuccessful in overcoming the numerous financial and operational challenges required to continue as a going concern.

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

Limited Public Market.

During February 2000, our common stock began trading on the OTC Bulletin Board under the symbol FULO. While our common stock currently trades on the OTC “Pink Sheets”, there can be no assurance that our stockholders will be able to sell their shares should they so desire. Any market for the common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the market price may be volatile.  Consequently the limited public market for our common stock could have a material adverse effect on our business prospects, financial condition and results of operation.

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

 PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded in the over-the-counter market and is quoted on the OTC “Pink Sheets” under the symbol FULO. The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions. The following table sets forth the high and low closing sale prices of our common stock during the calendar quarters presented as reported by the OTC “Pink Sheets”.

	Common Stock
	Closing Sale Prices
	High	Low
2015 –Calendar Quarter Ended:
March 31	$ .040	$ .040
June 30.050		.050
September 30.030		.030
December 31.023		.023
2014 –Calendar Quarter Ended:
March 31	$ .030	$ .030
June 30.030		.030
September 30.026		.026
December 31.050		.050

Number of stockholders

The number of beneficial holders of record of our common stock as of the close of business on March 30, 2016 was approximately 116.

Dividend Policy

To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2015, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans that have been approved by our shareholders. All of our outstanding stock option grants and warrants were pursuant to individual compensation arrangements and exercisable for the purchase of our common stock shares.

Number of
Securities
		Weighted-	Remaining
	Number of	Average	Available for
	Shares	Exercise Price	Future
	Underlying	of	Issuance under
	Unexercised	Outstanding	Equity
	Options	Options and	Compensation
Plan Category	and Warrants	Warrants	Plans
Equity compensation plans approved by our shareholders:
None	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors	-	$ -	-
Stock options granted to employees	3,244,882	$ .028	-
Warrants and certain stock options issued to non-employees	250,000	$ .003	-

Total	3,494,882	$ .026	-

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

Overview

We are an integrated communications provider. Through our subsidiaries, we provide high quality, reliable and scalable Internet access, web hosting, equipment co-location, and traditional telephone services as well as advanced voice and data solutions.

All of the markets that we are active in are extremely competitive. We anticipate that competition will continue to intensify. The tremendous growth and potential market size of these markets has attracted many new start-ups as well as existing businesses from a variety of industries. We believe that a reliable network, knowledgeable customer service and technical support personnel combined with live 24/7support are the primary competitive factors in our targeted markets and that price is usually secondary to these factors.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the years ended December 31,

2015 and 2014:

	For the Years Ended December 31,
	2015		2014
		Percentage	Restated	Percentage
	Amount	of revenues	Amount	of revenues
Revenues:
Access service revenues	$ 72,271	3.8	$ 89,689	5.1
Co-location and other revenues	1,806,166	96.2	1,664,562	94.9

Total revenues	1,878,437	100.0	1,754,251	100.0

Operating costs and expenses:
Cost of access service revenues	87,930	4.7	99,004	5.7
Cost of co-location and other revenues	303,488	16.2	361,872	20.6
Selling, general and administrative expenses	1,492,413	79.4	1,394,203	79.5
Depreciation and amortization	32,876	1.7	40,165	2.3
Impairment expense	-	-	11,007	0.6
Total operating costs and expenses	1,916,707	102.0	1,906,251	108.7

Loss from operations	(38,270)	(2.0)	(152,000)	(8.7)

Interest expense	(15,771)	(0.9)	(15,744)	(0.9)

Net loss	$ (54,041)	(2.9)	$ (167,744)	(9.6)

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Access service revenues decreased $17,418 or 19.4% to $72,271 for the year 2015 from $89,689 for the year 2014 primarily due to a decline in the number of customers.

Co-location and other revenues increased $141,604 or 8.5% to $1,806,166 for the year 2015 from $1,664,562 for the year 2014. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $11,074 or 11.2% to $87,930 for the year 2015 from $99,004 for the year 2014. This decrease was primarily due to reductions in costs of servicing access customers due to a reduction in the number of customers.  Cost of access service revenues as a percentage of access service revenues increased to 121.7% for the year 2015 from 110.4% for the year 2014.

Cost of co-location and other revenues decreased $58,384 or 16.1% to $303,488 for the year 2015 from $361,872 for the year 2014.  This decrease was primarily related to reductions in costs of servicing traditional phone service customers due to a reduction in the number of customers utilizing that service.  The decrease was offset by increases in costs of servicing advanced voice and data solutions customers due to an increase in the number of customers utilizing those services.  Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 16.8% for the year 2015 from 21.7% for the year 2014.

Selling, general and administrative expenses increased $98,210 or 7.0% to $1,492,413 for the year 2015 from $1,394,203 for the year 2014.  As a result of a change in management’s estimation of a contingent liability arising from the acquisition of certain business assets in 2012, we recorded an additional expense in the amount of $32,749 during the year 2015.  There were increases in agent commissions, bank and credit card fees, advertising and employee costs of $11,811, $7,528, $30,227 and $17,272, respectively.  Selling, general and administrative expenses as a percentage of total revenues decreased to 79.4% for the year 2015 from 79.5% for the year 2014.

Depreciation and amortization expense decreased $7,289 or 18.1% to $32,876 for the year 2015 from $40,165 for the year 2014 primarily related to several assets reaching full depreciation and amortization.

An impairment expense of $11,007 related to an intangible asset was incurred in 2014 and in 2015 no impairment expense was incurred.

Interest Expense

Interest expense remained relatively the same at $15,771 for the year 2015 compared to $15,744 for the year 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had $16,012 in cash and $1,147,212 in current liabilities, including $355,545 of deferred revenues that will not require settlement in cash.

At December 31, 2015 and 2014, we had working capital deficits of $1,122,387, and $1,067,276, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

At December 31, 2015, of the $201,540 we owed to our trade creditors $171,466 was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the years ending December 31, 2015 and 2014 consist of the following:

	For the Years Ended December 31,
	2015	2014
Net cash flows provided by operations	$ 50,815	$ 78,045
Net cash flows used in investing activities	(18,379)	(64,188)
Net cash flows used in financing activities	(31,038)	(29,315)

Cash used for the purchases of equipment was $18,379 and $62,188, respectively, for the years ended December 31, 2015 and 2014. During the year ended December 31, 2014, $36,532 of  property and equipment was purchased on account.

Cash used for principal payments on notes payable was $31,038 and $29,315, respectively, for the years ended December 31, 2015 and 2014.

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

As of December 31, 2015, our material contractual obligations and commitments were:

Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt and accrued expenses	$ 258,494	$ 46,811	$ 179,868	$ 14,406	$ 17,409
Operating leases	887,128	221,782	443,564	221,782	-
Total contractual cash obligations	$ 1,145,622	$ 268,593	$ 623,432	$ 236,188	$ 17,409

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

Item 8. Financial Statements and Supplemental Data.

Our financial statements, prepared in accordance with Regulation S-K, are set forth in this Report beginning on page 30.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During 2015 and 2014, we did not have disagreements with our principal independent accountants.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2015 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses identified below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  The framework used by our  management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this Report, they concluded that our disclosure controls and procedures and internal controls over financial reporting were fully effective during and as of the last day of the period covered by this Report and reported to our auditors and the audit committee of our board of directors that no change in our disclosure controls and procedures and internal control over financial reporting occurred during the period covered by this Report that would have materially affected or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation. Because no significant deficiencies or material weaknesses were discovered, no corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.   This annual report does not include an attestation report of our public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission adopted as of September 21, 2010 that permit us to provide only our management’s report in this annual report.

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

Name	Age	Position
Timothy J. Kilkenny	57	Chief Executive Officer and Chairman of the Board of Directors
Roger P. Baresel	60	President, Chief Financial Officer and Secretary and Director
Jason C. Ayers	41	Vice President of Operations and Director
Patricia R. Shurley	59	Vice President of Finance
Michael D. Tomas	43	Vice President of Technology

Timothy J. Kilkenny has served as our Chief Executive Officer and Chairman of the Board of Directors since our inception in May 1995. Prior to that time, he spent 14 years in the financial planning business as a manager for both MetLife and Prudential. Mr. Kilkenny is a graduate of Central Bible College in Springfield, Missouri.

Roger P. Baresel became one of our directors and our Chief Financial Officer in November 2000, and our President in October 2003.  Mr. Baresel is an experienced senior executive and consultant who has served at a variety of companies in a number of different industries. Mr. Baresel has the following degrees from the University of Central Oklahoma in Edmond, Oklahoma: BA Psychology, BS Accounting and MBA Finance, in which he graduated Summa Cum Laude. Mr. Baresel is also a certified public accountant.

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

Item 11. Executive Compensation

The following table sets forth, for the last three fiscal years, the cash compensation paid by us to our Chairman and Chief Executive Officer, Chief Financial Officer and Vice President of Operations (the “Named Executive Officers”). None of our executive officers other than the named executive officers earned annual compensation in excess of $100,000 during 2015.

						Long-Term
	Annual Compensation					Compensation
						Securities
						Underlying
						Options and
	Fiscal			Other		Warrants
Name and Principal Position	Year	Salary		Compensation		(#) (1)
Timothy J. Kilkenny	2015	$ 74,964	(2)	$ 35,580	(3)(1)	-
Chairman and CEO	2014	$ 71,388	(4)	$ 31,045	(5)(1)	-
	2013	$ 77,605	(6)	$ 38,414	(7)(1)	457,000

Roger P. Baresel	2015	$ 69,732	(8)	$ 44,662	(9)(1)	-
President and CFO	2014	$ 61,116	(10)	$ 38,530	(11)(1)	-
	2013	$ 67,137	(12)	$ 69,638	(13)(1)	1,300,848

Jason C. Ayers	2015	$ 86,231	(14)	$ 20,853	(15)(1)	-
Vice President of Operations	2014	$ 76,537	(16)	$ 24,947	(17)(1)	-
	2013	$ 73,620	(18)	$ 50,352	(19)(1)	800,000

———————————

(1)	Options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant and are valued based on the Black-Scholes option pricing model.

(2)	Includes $19,474 of deferred compensation.

(3)

Represents $13,213 of expense reimbursement for business use of Mr. Kilkenny’s automobile and parking, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $18,868 of insurance premiums, $1,699 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny.

(4)	Includes $15,898 of deferred compensation.

(5)

Represents $10,893 of expense reimbursement for business use of Mr. Kilkenny’s automobile and parking, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $16,666 of insurance premiums, $1,687 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny.

(6)	Includes $12,490 of deferred compensation.

(7)

Represents $10,351 of expense reimbursement for business use of Mr. Kilkenny’s automobile and parking, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $16,628 of insurance premiums, $654 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny, and $9,080 of stock options issued to Mr. Kilkenny.

(8)	Includes $14,221 of deferred compensation.

(9)

Represents $9,120 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,316 of expense reimbursement for Mr. Baresel’s home office and cell phone, $28,480 of insurance premiums, $1,746 of post-retirement benefits paid by us for the benefit of Mr. Baresel.

(10)	Includes $11,605 of deferred compensation.

(11)

Represents $9,120 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,270 of expense reimbursement for Mr. Baresel’s home office and cell phone, $22,590 of insurance premiums, $1,550 of post-retirement benefits paid by us for the benefit of Mr. Baresel.

(12)	Includes $9,121 of deferred compensation.

(13)

Represents $9,120 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,265 of expense reimbursement for Mr. Baresel’s home office and cell phone, $18,913 of insurance premiums, $614 of post-retirement benefits paid by us for the benefit of Mr. Baresel, and $35,726 of stock options issued to Mr. Baresel.

(14)	Includes $20,285 of deferred compensation.

(15)

Represents $2,276 of expense reimbursement for Mr. Ayer’s parking, $1,500 of expense reimbursement for Mr. Ayer’s Internet connection and cell phone, $14,922 of insurance premiums, $2,155 of post-retirement benefits paid by us for the benefit of Mr. Ayers.

(16)	Includes $17,105 of deferred compensation.

(17)

Represents $2,493 of expense reimbursement for Mr. Ayer’s parking, $1,500 of expense reimbursement for Mr. Ayer’s Internet connection and cell phone, $18,975 of insurance premiums, $1,980 of post-retirement benefits paid by us for the benefit of Mr. Ayers.

(18)	Includes $13,205 of deferred compensation.

(19)

Represents $540 of expense reimbursement for Mr. Ayer’s parking, $1,500 of expense reimbursement for Mr. Ayer’s Internet connection and cell phone, $19,742 of insurance premiums, $779 of post-retirement benefits paid by us for the benefit of Mr. Ayers, and $27,791 of stock options issued to Mr. Ayers.

Stock Options Granted

All options granted during 2015 are nonqualified stock options. During 2015, an aggregate of 186,000 options were granted outside of a formal plan to employees. No stock options were granted to Mr. Kilkenny, Mr. Baresel and Mr. Ayers during 2015.

Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.

 2015 Year End Option Values

The following table sets forth information related to the exercise of stock options during 2015 and the number and value of options held by the following Named Executive Officers at December 31, 2015. During 2015, Mr. Kilkenny, Mr. Baresel and Mr. Ayers exercised no options.  We did not reprice any outstanding options. For the purposes of this table, the “value” of an option is the difference between the estimated fair market value at December 31, 2015 of the shares of common stock subject to the option and the aggregate exercise price of such option.

	Number of Unexercised		Value of Unexercised In-the-
	Options at		Money Options at
	December 31, 2015		December 31, 2015 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Timothy J. Kilkenny	482,000	-	$ 1,956	$ -
Chairman and CEO

Roger P. Baresel	830,848	300,000	$ 3,003	$ -
President and CFO

Jason C. Ayers	563,333	266,667	$ 2,200	$ 200
Vice President of Operations

—————————

(1)	Based on the closing sale price on December 31, 2015 of our common stock of $.023 per share.

Aggregate Stock Option Exercise

The following table sets forth information related to the number of stock options held by the named executive officers at December 31, 2015.

	Outstanding Equity Awards at December 31, 2014 Stock Option Awards
	Number of Common Stock		Option	Option
	Underlying Options		Exercise	Expiration
Name	Exercisable	Unexercisable	Price(1)	Date
Timothy J. Kilkenny	30,000	-	$ .003	07/30/22
Chairman and CEO	452,000	-	$ .020	04/26/23

Roger P. Baresel	30,000	-	$ .003	07/30/22
President and CFO	200,848	-	$ .020	04/26/23
	600,000	300,000	$ .040	08/30/23

Jason C. Ayers	30,000	-	$ .003	07/30/22
Vice President of Operations	133,333	66,667	$ .020	04/26/23
	400,000	200,000	$ .040	08/30/23

—————————

 (1)   The closing sale price of our common stock as reported on the OTC “Pink Sheets” on December 31, 2015 was $0.023

Director Compensation

During the fiscal year ended December 31, 2015, our directors did not receive any compensation for serving in such capacities.

Employment Agreements and Lack of Keyman Insurance

On July 6, 2011, we entered into employment agreements with Timothy J. Kilkenny, Roger P. Baresel and Jason Ayers. Each agreement is effective July 1, 2011 and continues through December 31, 2016; however, the term is automatically extended for additional three-year terms, unless we or the employee gives a six-month advance notice of termination. These agreements provide, among other things, (i) an annual base salary of at least $61,656 for Mr. Kilkenny, $45,012 for Mr. Baresel  and $68,436 for Mr. Ayers, (ii) bonuses at the discretion of the Board of Directors, (iii) entitlement to fringe benefits including medical and insurance benefits as may be provided to our other senior officers; and (iv) eligibility to participate in our incentive, bonus, benefit or similar plans. These agreements require the employee to devote the required time and attention to our business and affairs necessary to carry out his responsibilities and duties. These agreements may be terminated under certain circumstances and upon termination provide for (i) the employee to be released from personal liability for our debts and obligations, and (ii) the payment of any amounts we owe the employee.  At December 31, 2015 we owed, including deferred compensation, $121,756, $85,497 and $106,591 to Mr. Kilkenny, Mr. Baresel and Mr. Ayers, respectively.

We do not maintain any keyman insurance covering the death or disability of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 28, 2016, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 10. Directors and Executive Officers, and Corporate Governance” and all of our directors and executive officers as a group, as well as each person who is known by us to own more than 5% of the outstanding shares of our Common Stock.  The non-employee beneficial owner information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the Securities and Exchange Commission or other information provided to us by the beneficial owner or our stock transfer agent.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock
	Beneficially Owned
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Timothy J. Kilkenny* (2)(3)	2,919,350	30.5%
Roger P. Baresel* (2)(4)	1,505,384	15.2%
Jason C. Ayers (2)(5)	1,146,757	11.9%
Patricia R. Shurley (2)(6)	507,239	5.6%
Michael D. Tomas (2)(7)	424,389	4.7%

All executive officers and directors as a group (5 individuals)	6,503,119	67.9%

High Capital Funding, LLC (8)	895,433	9.9%

 ———————

*	Director

(1)

Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 9,118,161 shares being outstanding at March 30, 2016.

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

(4)

Roger P. Baresel and Judith A. Baresel, husband and wife, hold 109,350 and 427,564 shares of our common stock, respectively. The number of shares includes 137,622 shares of our Series A convertible preferred stock held by Mrs. Baresel that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 330,000 and 500,848 shares of our common stock subject to currently exercisable stock options held by Mr. and Mrs. Baresel, respectively.  Amounts shown do not include options, held by Mr. Baresel, to purchase  150,000 shares of our common stock exercisable at $.04 per share beginning August 30, 2016 and options held by Mrs. Baresel to purchase 150,000 shares of our common stock exercisable at $.04 per share beginning August 30, 2016.

(5)

Jason C. Ayers holds 505,795 shares of our common stock.  The number of shares includes 77,629 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 563,333 shares of our common stock subject to currently exercisable stock options.  Amounts shown do not include options to purchase 66,667 shares of our common stock exercisable at $.02 per share beginning April 26, 2016 and 200,000 shares of our common stock exercisable at $.04 per share beginning August 30, 2016.

(6)

Patricia R. Shurley holds 342,000 shares of our common stock.  The number of shares includes 70,239 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 95,000 shares of our common stock subject to currently exercisable stock options.  Amounts shown do not include options to purchase 10,000 shares of our common stock exercisable at $.02 per share beginning April 26, 2016.

(7)

Michael D. Tomas holds 295,000 shares of our common stock.  The number of shares includes 83,389 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 46,000 shares of our common stock subject to currently exercisable stock options.  Amounts shown do not include options to purchase 8,000 shares of our common stock exercisable at $.02 per share beginning April 26, 2016.

(8)

High Capital Funding, LLC, 333 Sandy Springs Circle, Suite 230, Atlanta, Georgia 30328, the parent company of Generation Capital Associates, holds 497,156 shares of our common stock.  Generation Capital Associates holds 267,608 shares of our common stock. The number of shares includes 130,669 shares of our Series A convertible preferred stock held by High Capital Funding, LLC that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock.   Amounts shown do not include 72,500 shares of our Series A convertible preferred stock held by High Capital Funding, LLC and 250,000 shares of our common stock that are subject to common stock purchase warrants that are not currently exercisable because they contain a provision prohibiting their exercise to the extent that they would increase Generation Capital Associates’ percentage ownership beyond 9.9% of our outstanding shares of common stock. We have two secured convertible promissory notes with High Capital Funding, LLC.  At December 31, 2015 the outstanding principal and interest of the secured convertible promissory notes were $171,799 and $43,037.

Item 13. Certain Relationships and Related Transactions, and Director Independence

At December 31, 2015 we had a secured convertible promissory note from a shareholder with a balance of $171,799.  This secured convertible promissory note is secured by all of our tangible and intangible assets (see Note C - Convertible Notes Payable Related Party of the financial statements appearing elsewhere in this Report).

The note holder has the right to convert the note, in its entirety or in part, into our common stock at the rate of $1.00 per share.

        At December 31, 2015 we had a secured convertible promissory note from a shareholder with a balance of $43,037.  This secured convertible promissory note is secured by certain equipment (see Note C – Convertible Notes Payable Related Party of the financial statements appearing elsewhere in this Report).

    The note holder has the right to convert the note, in its entirety or in part, into our common stock at the rate of $1.00 per share.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees, including expenses, billed to us for the years ended December 31, 2015 and 2014 by our principal accountant.

	2015	2014
Audit Fees – Malone Bailey LLP	$30,000	$33,000
Tax Fees – Hood & Associates, CPAs, PC	-	2,045
All Other Fees – Hood & Associates, CPAs, PC	221	135

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

Exhibit
Number	Exhibit
10.7	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002

10.8	Employment Agreement with Roger P. Baresel dated July 31, 2002

10.9	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC

10.10	Employment Agreement with Jason Ayers dated January 1, 2011

10.11	Employment Agreement with Timothy J. Kilkenny dated July 6, 2011

10.12	Employment Agreement with Roger P. Baresel dated July 6, 2011

10.13	Employment Agreement with Jason Ayers dated July 6, 2011

10.14	Form of Exchange Offer Acceptance Agreement

10.15	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC

10.16	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC

21.1	Subsidiaries of the Registrant

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Timothy J. Kilkenny

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy J. Kilkenny

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Incorporated by reference.

*	Filed herewith.

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

REGISTRANT:

FULLNET COMMUNICATIONS, INC.

Date: March 30, 2016	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: March 30, 2016	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2016	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chairman of the Board and Director

Date: March 30, 2016	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

FullNet Communications, Inc. and Subsidiaries

Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of FullNet Communications, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FullNet Communications, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

March 31, 2016

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$ 16,012	$ 14,614
Accounts receivable, net	6,308	12,389
Prepaid expenses and other current assets	2,505	9,377

Total current assets	24,825	36,380

PROPERTY AND EQUIPMENT, net	96,388	109,288

OTHER ASSETS AND INTANGIBLE ASSETS	7,064	8,661

TOTAL ASSETS	$ 128,277	$ 154,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 201,540	$ 214,917
Accrued and other liabilities	543,316	486,961
Convertible notes payable, related party - current portion	46,811	46,811
Deferred revenue	355,545	354,967

Total current liabilities	1,147,212	1,103,656

CONVERTIBLE NOTES PAYABLE, related party - less current portion	168,025	199,063

Total liabilities	1,315,237	1,302,719

STOCKHOLDERS’ DEFICIT
Preferred stock — $.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2015 and 2014	544,703	490,905
Common stock — $.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 9,118,161 shares in 2015 and 2014	91	91
Additional paid-in capital	8,640,542	8,678,869
Accumulated deficit	(10,372,296)	(10,318,255)

Total stockholders’ deficit	(1,186,960)	(1,148,390)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 128,277	$ 154,329

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2015	2014
REVENUES
Access service revenues	$ 72,271	$ 89,689
Co-location and other revenues	1,806,166	1,664,562

Total revenues	1,878,437	1,754,251

OPERATING COSTS AND EXPENSES
Cost of access service revenues	87,930	99,004
Cost of co-location and other revenues	303,488	361,872
Selling, general and administrative expenses	1,492,413	1,394,203
Depreciation and amortization	32,876	40,165
Impairment expense	-	11,007

Total operating costs and expenses	1,916,707	1,906,251

LOSS FROM OPERATIONS	(38,270)	(152,000)

INTEREST EXPENSE	(15,771)	(15,744)

NET LOSS	$ (54,041)	$ (167,744)
Preferred stock dividends	(53,798)	(60,523)
Net loss available to common stockholders	$ (107,839)	$ (228,267)

Net loss per share Basic and diluted	$ (.01)	$ (.03)

Weighted average shares outstanding Basic and diluted	9,118,161	9,118,161

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years ended December 31, 2015 and 2014

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance at January 1, 2014	9,118,161	$ 91	987,102	$ 430,382	$ 8,716,803	$ (10,150,511)	$ (1,003,235)

Stock options compensation	-	-	-	-	22,589	-	22,589

Amortization of increasing dividend rate preferred stock discount	-	-	-	60,523	(60,523)	-	-

Net loss	-	-	-	-	-	(167,744)	(167,744)

Balance at December 31, 2014	9,118,161	91	987,102	490,905	8,678,869	(10,318,255)	(1,148,390)

Stock options compensation	-	-	-	-	15,471	-	15,471

Amortization of increasing dividend rate preferred stock discount	-	-	-	53,798	(53,798)	-	-

Net loss	-	-	-	-	-	(54,041)	(54,041)

Balance at December 31, 2015	9,118,161	$ 91	987,102	$ 544,703	$ 8,640,542	$ (10,372,296)	$ (1,186,960)

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (54,041)	$ (167,744)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	32,876	40,165
Stock options compensation	15,471	22,589
Impariment expense	-	11,007
Provision (recovery) for uncollectible accounts receivable	(657)	(5,665)
Net (increase) decrease in
Accounts receivable	6,738	10,816
Prepaid expenses and other current assets	6,872	(649)
Net increase (decrease) in
Accounts payable	(13,377)	51,308
Accrued and other liabilities	56,355	67,461
Deferred revenue	578	48,757

Net cash provided by operating activities	50,815	78,045

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(18,379)	(62,188)
Cash paid for intangible asset	-	(2,000)

Net cash used in investing activities	(18,379)	(64,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(31,038)	(29,315)

Net cash used in financing activities	(31,038)	(29,315)

NET INCREASE (DECREASE) IN CASH	1,398	(15,458)
Cash at beginning of period	14,614	30,072
Cash at end of period	$ 16,012	$ 14,614

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$ 15,771	$ 15,744

NON-CASH INVESTING AND FINANCING ACTIVITIES

Property and equipment assets purchased on account	$ -	$ 36,532
Amortization of increasing dividend rate preferred stock discount	$ 53,798	$ 60,523

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE A — SUMMARY OF ACCOUNTING POLICIES AND NATURE OF OPERATIONS

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Nature of Operations

FullNet Communications, Inc. and Subsidiaries (the Company) is an integrated communications provider (ICP) offering integrated communications, Internet connectivity, data storage and advanced voice and data solutions  to individuals, businesses, organizations, educational institutions and governmental agencies. Through its subsidiaries, FullNet, Inc., FullTel, Inc., FullWeb, Inc. and CallMultiplier, Inc., the Company provides high quality, reliable and scalable Internet based solutions designed to meet customer needs. Services offered include:

•

Dial-up and direct high-speed connectivity to the Internet through the FullNet brand name;

•

Backbone services to private label Internet services providers (ISPs) and businesses;

•

Carrier-neutral telecommunications premise co-location;

•

Web page hosting;

•

Equipment co-location;

•

Advanced voice and data solutions; and

•

Traditional telephone services.

Consolidation

The consolidated financial statements include the accounts of FullNet Communications, Inc. and its wholly owned subsidiaries FullNet, Inc., FullTel, Inc., FullWeb, Inc., and CallMultiplier, Inc.. All material inter-company accounts and transactions have been eliminated

.

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

Accounts Receivable

The Company operates and grants credit, on an uncollateralized basis. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different industries as well as the Company’s emphasis on obtaining deposits and/or payment in advance for services from the majority of its customers.  During the years ended December 31, 2015 and 2014, the Company had two customers that each comprised approximately 8% and 7% of total revenues.

Accounts receivable, other than certain large customer accounts which are evaluated individually, are considered past due for purposes of determining the allowance for doubtful accounts based on past experience of collectability as follows:

1 – 29 days	1.5%
30 – 59 days	30%
60 – 89 days	50%
> 90 days	100%

In addition, if the Company becomes aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recoded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected.  Total bad debt expense and direct write-off for the year ended December 31, 2015 was $777.  There was a net reduction in bad debt expense and direct write-off for the year ended December 31, 2014 of  $5,665.

Accounts receivable consist of the following at December 31:

Schedule of Accounts Receivable
	2015	2014

Accounts receivable	$ 209,737	$ 216,475
Less allowance for doubtful accounts	(203,429)	(204,086)

	$ 6,308	$ 12,389

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets as follows:

Software	3 years
Computers and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of estimated life of improvement or the lease term

Property and equipment consist of the following at December 31:

	2015	2014

Computers and equipment	$ 1,551,962	$ 1,542,699
Leasehold improvements	1,092,569	1,083,453
Software	58,041	58,041
Furniture and fixtures	34,581	34,581
	2,737,153	2,718,774
Less accumulated depreciation	(2,640,765)	(2,609,486)
	$ 96,388	$ 109,288

Depreciation expense for the years ended December 31, 2015 and 2014 was $31,279 and $34,067, respectively.

Long-Lived Assets

All long-lived assets held and used by the Company, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  In accordance with ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset.  During the year ended December 31, 2014, $2,000 was paid for intangible assets and none were purchased in 2015.  The Company incurred an impairment expense of $11,007 in 2014 and no impairment expense was incurred in 2015.  Amortization expense for the years ended December 31, 2015 and 2014 was $1,597 and $6,098, respectively.

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

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place.  Advertising expense for the years ended December 31, 2015 and 2014 was $130,032 and $99,805, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and does not believe it has any material unrealized tax benefits at December 31, 2015.  The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.

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

	2015	2014
Numerator:
Net loss available to common shareholders	$ (107,839)	$ (228,267)
Denominator:
Weighted average shares and share equivalents outstanding – basic and diluted	9,118,161	9,118,161

Net loss per share — basic and diluted	$ (.01)	$ (.03)

Basic and diluted loss per share were the same for the years ended December 31, 2015 and 2014 because there was a net loss for the year.

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

All employee stock options granted during 2015 and 2014 were nonqualified stock options.   Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

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

The Company has two secured convertible promissory notes from a shareholder.  The note balances at December 31, 2015 were $171,799 and $43,037 (see Note C – Convertible Notes Payable Related Party).

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

However, the Company has sustained substantial net losses. At December 31, 2015 and 2014 current liabilities exceeded current assets by $1,122,387 and $1,067,276, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE C — CONVERTIBLE NOTES PAYABLE RELATED PARTY

Notes payable consist of the following:

Schedule of Notes Payable Related Party
	December 31, 2015	December 31, 2014

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

	$ 171,799	$ 198,363

Secured convertible promissory note from a shareholder; interest at 6%, requires monthly installments of interest only through May 31, 2014, then requires monthly installments of $600 including principal and interest; matures May 31, 2023; secured by certain equipment of the Company (2)	43,037	47,511
	214,836	245,874

Less current portion	46,811	46,811

Convertible notes payable, related party - less current portion	$ 168,025	$ 199,063

——————————

(1)

The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the years 2015 and 2014, the Company made principal payments totaling $26,564 and $26,826, respectively. The secured convertible promissory note had a balance of $171,799 at December 31, 2015 of which $39,608 is short-term and $132,191is long-term.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

(2)

The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the years 2015 and 2014, the Company made principal payments of $4,474 and $2,489, respectively. The secured convertible promissory note had a balance of $43,037at December 31, 2015of which $7,203 is short-termand $35,834 is long-term.

This secured convertible promissory note is secured by certain equipment of the Company. Upon payment of the balance due on this secured convertible promissory note title of the equipment will be transferred to the Company free and clear of all liens and encumbrances.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

Aggregate future maturities of notes payable at December 31, 2015 are as follows:

2016	$ 31,584
2017	33,418
2018	121,946
2019	5,685
2020	6,036
Thereafter	16,167
$ 214,836

NOTE D – COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Operating Leases

The Company leases its executive office space under a non-cancelable operating lease, at an effective annual rental rate of $16.50 per square foot, which will expire December 31, 2019. Future minimum lease payments required at December 31, 2015 under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2016	$ 221,782
2017	221,782
2018	221,782
2019	221,782
$ 887,128

Rental expense for all operating leases for the years ended December 31, 2015 and 2014 was approximately $316,148 and $309,949, respectively.

The Company’s long-term non-cancelable operating lease includes scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the straight-line method over the term of the lease.

The Company had recorded a deferred credit of $26,092 at December 31, 2015, which is reflected in Accrued and Other Liabilities on the Balance Sheet to reflect the net excess of rental expense over cash payments since inception of the lease. In addition to the base rent payments the Company pays a monthly allocation of the building’s operating expenses.

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

The Company has historically incurred losses from operations and therefore had no tax liability. The net deferred asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,863,509 and $2,824,227 for 2015 and 2014, respectively and will begin expiring in 2023.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. Deferred tax assets consist of the following:

	December 31, 2015	December 31, 2014
Net operating loss carry-forwards	$ 973,593	$ 960,237
Valuation allowance	(973,593)	(960,237)
	$ -	$ -

NOTE F — COMMON STOCK AND STOCK-BASED COMPENSATION

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

All employee stock options granted during 2015 and 2014 were nonqualified stock options.  Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The following table summarizes the Company’s employee stock option activity for the years ended December 31, 2015 and 2014:

Schedule of Employee Stock Option Activity

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Options outstanding, December 31, 2013	3,202,882	$ .030	9.10

Options exercisable, December 31, 2013	1,755,882	$ .027	8.75	$ 42,261

Options granted during the year	127,500.027

Options forfeited during the year	(20,000)	.025

Options expired during the year	(15,000)	.050

Options outstanding, December 31, 2014	3,295,382	$ .029	8.20

Options exercisable, December 31, 2014	1,933,549	$ .025	7.84	$ 50,788

Options granted during the year	186,000.043

Options forfeited during the year	(158,500)	.040

Options expired during the year	(78,000)	.085

Options outstanding, December 31, 2015	3,244,882	$ .028	7.40

Options exercisable, December 31, 2015	2,477,215	$ .026	7.26	$ 9,089

The following table summarizes the Company’s non-vested employee stock option activity for years ended December 31, 2015 and 2014:

	2015	2014
Non-vested options outstanding, beginning of year	1,361,833	1,447,000

Options granted during the year	186,000	127,500

Options vested during the year	(661,667)	(192,667)

Options forfeited during the year	(158,500)	(20,000)

Non-vested options outstanding, end of year	727,666	1,361,833

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model.  In addition to the exercise and grant date prices of the options, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2015	2014
Risk free interest rate	1.42%–1.53%	1.41%-1.70%
Expected lives (in years)	5	5
Expected volatility	209%-218%	222%-234%
Dividend yield	0%	0%

The following table shows total stock options compensation expense included in the Consolidated Statements of Operations and the effect on basic and diluted earnings per share for the years ended December 31:

	2015	2014

Stock options compensation	$ 15,471	$ 22,589
Impact on income per share:
Basic	$ -	$ -
Assuming dilution	$ -	$ -

During the year 2015, 30,000 employee stock options were granted which will vest one-third on each annual anniversary of the grant date resulting in $322 of stock options compensation.  During the year 2015, 4,000 employee stock options were granted which vested during the year resulting in $156 of stock options compensation.  Stock options compensation of $14,993 recorded in the year 2015 was related to options that were granted in prior years.  During the year 2015, 152,000 employee stock options were granted and forfeited in the same year.  Additionally, 6,500 employee stock options were forfeited that related to options granted in prior years.  At December 31, 2015 there was $3,642 of unrecognized stock options compensation that is expected to be recognized as an expense over a weighted-average period of 5.1 years.

Also during the year 2015, 78,000 of employee stock options were expired.

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

Also during the year 2014, 15,000 of employee stock options were expired.

Common Stock Purchase Warrants – A summary of common stock purchase warrant activity for the years ended December 31, 2015 and 2014 follows:

Outstanding common stock purchase warrants issued to non-employees outstanding at December 31, 2015 are as follows:

Number of shares	Exerciase price	Expiration year
250,000	$.003	2023

The following table summarizes the Company’s common stock purchase warrant activity for the years ended December 31:

	2015	Weighted Average Exercise Price	2014	Weighted Average Exercise Price
Warrants outstanding, beginning of year	815,000	$ .004	815,000	$ .005

Warrants expired during the year	(565,000)	.005	-	-

Warrants outstanding, end of year	250,000	$ .003	815,000	$ .004

The 250,000 warrants outstanding at December 31, 2015 were issued as equity compensation for consulting services.

No warrants were granted during the years ended December 31, 2015 and 2014.

NOTE G — SERIES A CONVERTIBLE PREFERRED STOCK

On March 30, 2016, the Company’s board of directors made the determination that it was in the best interest of the Company and its stockholders to conserve the Company’s working capital at this time and not make the annual dividend payment for the year ending December 31, 2015, on its Series A convertible preferred stock.  The Company has never made an annual dividend payment on its Series A convertible preferred stock.

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

Due to the unstated dividend cost arising from the gradually increasing dividends on the Series A convertible preferred stock, the Company calculated a discount on the Series A convertible preferred stock at the time of issuance as the present value of the difference between (i) the dividends that are payable in the periods preceding commencement of the perpetual twelve cents per share per annum dividend; and (ii) the perpetual twelve cents per share per annum dividend for a corresponding number of periods; discounted at a market rate of 12% totaling $309,337.  The Series A convertible preferred stock was valued at the market price on the respective date of issuance for a total value of $672,472.  The discount will be amortized over the periods preceding commencement of the perpetual dividend, by charging imputed dividend cost against retained earnings and increasing the carrying amount of the Series A convertible preferred stock by a corresponding amount.  The discount amortization for the years ended December 31, 2015 and 2014 was $53,798 and $60,523, respectively.

The Series A convertible preferred stock was originally issued as non-voting and provided that in the event that the Company failed, for any reason, to make a dividend payment as set forth above, then each share of the Series A convertible preferred stock shall thereafter be entitled to two votes upon any matter that the holders of the common stock of the Company are entitled to vote upon.  On March 31, 2014, the Company’s board of directors made the determination that it was in the best interest of the Company and its stockholders to conserve the Company’s working capial at that time and not make the annual dividend payment for the year ending December 31, 2013.  As a result each share of the Series A convertible preferred stock became thereafter entitled to two votes upon any matter that the holders of the common stock of the Company are entitled to vote upon.

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

NOTE H – PROPERTY AND EQUIPMENT

During the year ended December 31, 2015, $18,379 was paid for property and equipment.  During the year ended December 31, 2014, $62,188 was paid for property and equipment and $36,532 was purchased on accounts.  Depreciation expense for the years ended December 31, 2015 and 2014 was $31,279 and $34,067, respectively.

NOTE I – CHANGE IN ESTIMATE

As a result of a change in management’s estimation of a contingent liability arising from the acquisition of certain business assets in 2012, the Company recorded an additional expense in the amount of $32,749 during the year ended December 31, 2015.

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy J. Kilkenny, certify that:

1.	I have reviewed this annual report on Form 10-K for the year ended December 31, 2015 of FullNet Communications, Inc.;

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

Date: March 30, 2016

/s/ Timothy J. Kilkenny

Timothy J. Kilkenny

Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Roger P. Baresel, certify that:

1.	I have reviewed this annual report on Form 10-K for the year ended December 31, 2015 of FullNet Communications, Inc.;

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

Date: March 30, 2016

/s/ Roger P. Baresel

Roger P. Baresel

President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Annual Report on Form 10-K of the Company for the year ended December 31, 2015 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 30, 2016	/s/ Timothy J. Kilkenny
Timothy J. Kilkenny
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Annual Report on Form 10-K of the Company for the year ended December 31, 2015 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 30, 2016	/s/ Roger P. Baresel
Roger P. Baresel
President and Chief Financial and
Accounting Officer