Form 10-Q
period 2016-03-31
FULLNET COMMUNICATIONS INC
filed 2016-05-16
CIK 1092570

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 16, 2016, 9,118,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 12,423	$ 16,012
Accounts receivable, net	6,893	6,308
Prepaid expenses and other current assets	14,008	2,505

Total current assets	33,324	24,825

PROPERTY AND EQUIPMENT, net	90,413	96,388

OTHER ASSETS AND INTANGIBLE ASSETS	6,665	7,064

TOTAL ASSETS	$ 130,402	$ 128,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 181,195	$ 201,540
Accrued and other liabilities	574,092	543,316
Convertible notes payable, related party - current portion	46,811	46,811
Deferred revenue	385,209	355,545

Total current liabilities	1,187,307	1,147,212

CONVERTIBLE NOTES PAYABLE, related party - less current portion	160,354	168,025

Total liabilities	1,347,661	1,315,237

STOCKHOLDERS’ DEFICIT
Preferred stock — $.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2016 and 2015	556,471	544,703
Common stock — $.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 9,118,161 shares in 2016 and 2015	91	91
Additional paid-in capital	8,629,762	8,640,542
Accumulated deficit	(10,403,583)	(10,372,296)

Total stockholders’ deficit	(1,217,259)	(1,186,960)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 130,402	$ 128,277

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2015
REVENUES
Access service revenues	$16,883	$20,283
Co-location and other revenues	474,396	428,873

Total revenues	491,279	449,156

OPERATING COSTS AND EXPENSES
Cost of access service revenues	20,444	21,493
Cost of co-location and other revenues	83,388	72,782
Selling, general and administrative expenses	407,608	362,192
Depreciation and amortization	7,093	8,199

Total operating costs and expenses	518,533	464,666

LOSS FROM OPERATIONS	(27,254)	(15,510)

INTEREST EXPENSE	(4,033)	(4,141)

NET LOSS	$(31,287)	$(19,651)

Preferred stock dividends	(11,768)	(13,449)

Net loss available to common stockholders	$(43,055)	$(33,100)

Net loss per common share
Basic and diluted	$(.00)	$(.00)

Weighted average common shares outstanding
Basic and diluted	9,118,161	9,118,161

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Three Months Ended March 31, 2016

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2016	9,118,161	$ 91	987,102	$ 544,703	$ 8,640,542	$ (10,372,296)	$ (1,186,960)

Stock options compensation	-	-	-	-	988	-	988

Amortization of increasing dividend rate preferred stock discount	-	-	-	11,768	(11,768)	-	-

Net loss	-	-	-	-	-	(31,287)	(31,287)

Balance at March 31, 2016 – (unaudited)	9,118,161	$ 91	987,102	$ 556,471	$ 8,629,762	$ (10,403,583)	$ (1,217,259)

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (31,287)	$ (19,651)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	7,093	8,199
Stock options compensation	988	6,131
Provision for uncollectible accounts receivable	430	1,316
Net (increase) decrease in
Accounts receivable	(1,015)	1,995
Prepaid expenses and other current assets	(11,503)	(10,805)
Net increase (decrease) in
Accounts payable	(20,345)	(2,714)
Accrued and other liabilities	30,776	7,861
Deferred revenue	29,664	6,464

Net cash provided by (used in) operating activities	4,801	(1,204)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(719)	(5,171)

Net cash used in investing activities	(719)	(5,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(7,671)	(7,562)

Net cash used in financing activities	(7,671)	(7,562)

NET DECREASE IN CASH	(3,589)	(13,937)
Cash at beginning of period	16,012	14,614
Cash at end of period	$ 12,423	$ 677

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$ 4,033	$ 4,141

NON-CASH INVESTING AND FINANCING ACTIVITIES

Amortization of increasing dividend rate preferred stock discount	$ 11,768	$ 13,449

See accompanying notes to the unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2015.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2016.

2.	GOING CONCERN AND MANAGEMENT’S PLANS

At March 31, 2016, current liabilities exceed current assets by $1,153,983. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

At December 31, 2015 the Company had a secured convertible promissory note from a shareholder with a balance of $171,799.  The interest rate of this note was 6% through December 31, 2014, 7% through December 31, 2015and is 8% through December 31, 2016, 8.5% through December 31, 2017, and 9% through May 31, 2018, with fixed monthly payments of $3,301 and matures May 31, 2018, at which time the remaining balance of principal and all accrued interest shall be due and payable.  This convertible promissory note is secured by all tangible and intangible assets of the Company.  The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the three months ended March 31, 2016, the Company made principal and interest payments totaling $9,902.  The secured convertible promissory note had a balance of $165,290 at March 31, 2016 of which $39,608 is short-term and $125,682 is long-term.

At December 31, 2015 the Company had a secured convertible promissory note from a shareholder with a balance of $43,037.  The interest rate of this note is 6%, required monthly installments of interest only through May 31, 2014, then requires monthly installments of $600 including principal and interest and matures May 31, 2023.  This convertible promissory note is secured by certain equipment of the Company.  The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the three months ended March 31, 2016, the Company made principal and interest payments totaling $1,801.  The secured convertible promissory note had a balance of $41,875 at March 31, 2016 of which $7,203 is short-term and $34,672 is long-term.

4.	STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the three months ended March 31, 2016:

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Options outstanding, December 31, 2015	3,244,882	$ 0.028	7.40
Options exercisable, December 31, 2015	2,477,215	$ 0.026	7.26	$ 9,089
Options forfeited during the period	(6,000)	$ 0.035
Options expired during the period	(1,100)	$ 0.090
Options outstanding, March 31, 2016	3,237,782	$ 0.028	7.15
Options exercisable, March 31, 2016	2,517,115	$ 0.026	7.03	$ 9,089

During the three months ended March 31, 2016, no employee stock options were granted, 6,000 employee stock options were forfeited that were related to options granted in prior years and 1,100 employee stock options expired.

Stock-based compensation expense for the three months ended March 31, 2016 was $988.  Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

5.	SERIES A CONVERTIBLE PREFERRED STOCK

 On March 30, 2016 the Company’s board of directors made the determination that it was in the best interest of the Company and its stockholders to conserve the Company’s working capital at this time and not make the annual dividend payment for the year ending December 31, 2015.  The Company has never made an annual dividend payment on its Series A convertible preferred stock.

The amortization of the increasing dividend rate preferred stock discount for the three months ended March 31, 2016 and 2015 was $11,768 and $13,449, respectively.

6.      PROPERTY AND EQUIPMENT

During the three months ended March 31, 2016, $719 was paid for property and equipment and $6,694 was recorded as depreciation expense.

7.	SUBSEQUENT EVENTS

In May 2016, the Company granted 9,000 and 3,000 employee stock options to two employee with an exercise price of $.03. The stock options shall vest one-third each year starting from May 2, 2017 and May 12, 2017, respectively, and shall expire on May 2, 2026 and May 12, 2026, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our 2015 Annual Report on Form 10-K and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2015 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”), FullWeb, Inc. (“FullWeb”) and CallMultiplier, Inc. (“CallMultiplier”).

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services as well as advanced voice and data solutions. At March 31, 2016 FullTel provided us with local telephone access in approximately 232 cities.

Through CallMultiplier, our wholly owned subsidiary, we offer a comprehensive cloud-based solution to consumers and businesses for automated calling, texting and voice message delivery.

Our common stock trades on the OTC “Pink Sheets” under the symbol FULO.  While our common stock trades on the OTC “Pink Sheets”, there can be no assurance that our stockholders will be able to sell their shares should they so desire. Any market for the common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the market price may be volatile.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016		March 31, 2015
	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$16,883	3.4%	$20,283	4.5%
Co-location and other revenues	474,396	96.6	428,873	95.5

Total revenues	491,279	100.0	449,156	100.0

Cost of access service revenues	20,444	4.1	21,493	4.8
Cost of co-location and other revenues	83,388	17.0	72,782	16.2
Selling, general and administrative expenses	407,609	83.0	362,192	80.7
Depreciation and amortization	7,092	1.5	8,199	1.8

Total operating costs and expenses	518,533	105.6	464,666	103.5

Loss from operations	(27,254)	(5.6)	(15,510)	(3.5)

Interest expense	(4,033)	(0.8)	(4,141)	(0.9)

Net loss	$(31,287)	(6.4)%	$(19,651)	(4.4)%

Preferred stock dividends	(11,768)	(2.4)	(13,449)	(3.0)

Net loss available to common stockholders	$(43,055)	(8.8)%	$(33,100)	(7.4)%

Three Months Ended March 31, 2016 (the “2016 1st Quarter”) Compared to Three Months Ended March 31, 2015 (the “2015 1st Quarter”)

Revenues

Access service revenues decreased $3,400 or 16.8% to $16,883 for the 2016 1st Quarter from $20,283 for the same period in 2015 primarily due to a decline in the number of customers.

Co-location and other revenues increased $45,523 or 10.6% to $474,396 for the 2016 1st Quarter from $428,873 for the same period in 2015. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service decreased $1,049 or 4.9% to $20,444 for the 2016 1st Quarter from $21,493 for the same period in 2015.  This decrease was primarily due to reductions in costs of servicing access customers due to a reduction in the number of customers.  Cost of access service revenues as a percentage of access service revenues increased to 121.1% during the 2016 1st Quarter, compared to 106.0% during the same period in 2015.

Cost of co-location and other revenues increased $10,606 or 14.6% to $83,388 for the 2016 1st Quarter from $72,782 for the same period in 2015.  This increase was primarily related to an increase in long distance usage.  Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 17.6% during the 2016 1st Quarter, compared to 17.0% during the same period in 2015.

Selling, general and administrative expenses increased $45,417 or 12.5% to $407,609 for the 2016 1st Quarter compared to $362,192 for the same period in 2015.  This increase was primarily related to increases in advertising, employee costs and rent expenses of $10,177, $31,925, and $7,064, respectively.  Selling, general and administrative expenses as a percentage of total revenues increased to 83.0% during the 2016 1st Quarter from 80.7% during the same period in 2015.

Depreciation and amortization expense decreased $1,107 or 13.5% to $7,092 for the 2016 1st Quarter compared to $8,199 for the same period in 2015.  This decrease was primarily related to several assets reaching full depreciation.

  Interest Expense

Interest expense remained relatively the same at $4,033 for the 2016 1st Quarter compared to $4,141 for the same period in 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had $12,423 in cash and $1,187,307 in current liabilities, including $385,209 of deferred revenues that will not require settlement in cash.

At March 31, 2016 and December 31, 2015, we had working capital deficits of $1,153,983 and $1,122,387, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of March 31, 2016, of the $181,195 we owed to our trade creditors $157,544 was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the three-month periods ended March 31, 2016 and 2015 consist of the following.

	For the Three-Months Periods Ended March 31,
	2016	2015
Net cash flows provided by (used in) operations	$ 4,801	$ (1,204)
Net cash flows used in investing activities	(719)	(5,171)
Net cash flows used in financing activities	(7,671)	(7,562)

Cash used for the purchase of property and equipment was $719 and $5,171, respectively, for the three months ended March 31, 2016 and 2015.

Cash used for principal payments on notes payable was $7,671 and $7,562, respectively, for the three months ended March 31, 2016 and 2015.

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

On March 30, 2016 our board of directors made the determination that it was in the best interest of the Company and its stockholders to conserve our working capital at this time and not make the annual dividend payment for the year ending December 31, 2015.  The Company has never made an annual dividend payment on its Series A convertible preferred stock.

Financing Activities

We have a secured convertible promissory note from a shareholder which requires monthly installments of $3,301 including principal and interest and is secured by all of our tangible and intangible assets.  At March 31, 2016, the outstanding principal and accrued interest of the secured convertible promissory note was $165,290.

We have a secured convertible promissory note from a shareholder which requires monthly installments of interest only through May 31, 2014 then monthly installments of $600 including principal and interest.  This note is secured by certain equipment.  At March 31, 2016, the outstanding principal and accrued interest of the secured convertible promissory note was $41,875.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2016 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

During the three months ended March 31, 2016 all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: May 16, 2016	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chief Executive Officer

Date: May 16,2016	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
President and Chief Financial and Accounting Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy J. Kilkenny, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2016 of FullNet Communications, Inc.;

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

Date: May 16, 2016

/s/ Timothy J. Kilkenny Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Roger P. Baresel, certify that:.

1.	I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2016 of FullNet Communications, Inc.;

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

Date: May 16, 2016

/s/ Roger P. Baresel, President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2016 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 16, 2016	/s/ Timothy J. Kilkenny,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2016 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 16, 2016	/s/ Roger P. Baresel,
President and Chief Financial and
Accounting Officer