Form 10-Q
period 2016-06-30
FULLNET COMMUNICATIONS INC
filed 2016-08-15
CIK 1092570

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 15, 2016, 9,118,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 21,271	$ 16,012
Accounts receivable, net	7,873	6,308
Prepaid expenses and other current assets	10,131	2,505

Total current assets	39,275	24,825

PROPERTY AND EQUIPMENT, net	89,094	96,388

OTHER ASSETS AND INTANGIBLE ASSETS	6,266	7,064

TOTAL ASSETS	$ 134,635	$ 128,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 190,135	$ 201,540
Accrued and other liabilities	580,564	543,316
Convertible notes payable, related party - current portion	46,811	46,811
Deferred revenue	376,908	355,545

Total current liabilities	1,194,418	1,147,212

CONVERTIBLE NOTES PAYABLE, related party - less current portion	152,535	168,025

Total liabilities	1,346,953	1,315,237

STOCKHOLDERS’ DEFICIT
Preferred stock — $.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2016 and 2015	568,239	544,703
Common stock — $.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 9,118,161 shares in 2016 and 2015	91	91
Additional paid-in capital	8,625,236	8,640,542
Accumulated deficit	(10,405,884)	(10,372,296)

Total stockholders’ deficit	(1,212,318)	(1,186,960)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 134,635	$ 128,277

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
REVENUES
Access service revenues	$ 14,918	$ 19,082	$ 31,801	$ 39,365
Co-location and other revenues	457,982	449,279	932,378	878,152

Total revenues	472,900	468,361	964,179	917,517

OPERATING COSTS AND EXPENSES
Cost of access service revenues	19,138	21,401	39,582	42,894
Cost of co-location and other revenues	77,911	76,216	161,299	148,998
Selling, general and administrative expenses	367,322	397,256	774,930	759,448
Depreciation and amortization	6,946	10,990	14,039	19,189

Total operating costs and expenses	471,317	505,863	989,850	970,529

INCOME (LOSS) FROM OPERATIONS	1,583	(37,502)	(25,671)	(53,012)

INTEREST EXPENSE	(3,884)	(4,011)	(7,917)	(8,152)

NET LOSS	$ (2,301)	$ (41,513)	$ (33,588)	$ (61,164)
Preferred stock dividends	(11,768)	(13,450)	(23,536)	(26,899)
Net loss available to common stockholders	$ (14,069)	$ (54,963)	$ (57,124)	$ (88,063)

Net loss per common share Basic and diluted	$ (.00)	$ (.01)	$ (.01)	$ (.01)

Weighted average common shares outstanding Basic and diluted	9,118,161	9,118,161	9,118,161	9,118,161

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Six Months Ended June 30, 2016

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2016	9,118,161	$ 91	987,102	$ 544,703	$ 8,640,542	$ (10,372,296)	$ (1,186,960)

Stock options compensation	-	-	-	-	8,230	-	8,230

Amortization of increasing dividend rate preferred stock discount	-	-	-	23,536	(23,536)	-	-

Net loss	-	-	-	-	-	(33,588)	(33,588)

Balance at June 30, 2016 – (unaudited)	9,118,161	$ 91	987,102	$ 568,239	$ 8,625,236	$ (10,405,884)	$ (1,212,318)

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (33,588)	$ (61,164)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	14,039	19,189
Stock options compensation	8,230	11,850
Provision for uncollectible accounts receivable	507	3,168
Net (increase) decrease in
Accounts receivable	(2,072)	(5,443)
Prepaid expenses and other current assets	(7,626)	(6,043)
Net increase (decrease) in
Accounts payable	(11,405)	17,328
Accrued and other liabilities	37,248	52,089
Deferred revenue	21,363	(1,744)

Net cash provided by operating activities	26,696	29,230

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,947)	(13,325)

Net cash used in investing activities	(5,947)	(13,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(15,490)	(15,254)

Net cash used in financing activities	(15,490)	(15,254)

NET INCREASE IN CASH	5,259	651
Cash at beginning of period	16,012	14,614
Cash at end of period	$ 21,271	$ 15,265

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$ 7,917	$ 8,152

NON-CASH INVESTING AND FINANCING ACTIVITIES

Amortization of increasing dividend rate preferred stock discount	$ 23,536	$ 26,899

See accompanying notes to the unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

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

At June 30, 2016, current liabilities exceed current assets by $1,155,143. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

At December 31, 2015 the Company had a secured convertible promissory note from a shareholder with a balance of $171,799.  The interest rate of this note was 6% through December 31, 2014 and is 7% through December 31, 2015, 8% through December 31, 2016, 8.5% through December 31, 2017, and 9% through May 31, 2018, with fixed monthly payments of $3,301 and matures May 31, 2018, at which time the remaining balance of principal and all accrued interest shall be due and payable.  This convertible promissory note is secured by all tangible and intangible assets of the Company. The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the six months ended June 30, 2016, the Company made principal and interest payments totaling $19,804.  The secured convertible promissory note had a balance of $158,649 at June 30, 2016 of which $39,608 is short-term and $119,041 is long-term.

At December 31, 2015 the Company had a secured convertible promissory note from a shareholder with a balance of $43,037.  The interest rate of this note is 6%, required monthly installments of interest only through May 31, 2014, then requires monthly installments of $600 including principal and interest and matures May 31, 2023.  This convertible promissory note is secured by certain equipment of the Company.  The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the six months ended June 30, 2016, the Company made principal and interest payments totaling $3,602.  The secured convertible promissory note had a balance of $40,697 at June 30, 2016 of which $7,203 is short-term and $33,494 is long-term.

4.	STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the six months ended June 30, 2016:

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Options outstanding, December 31, 2015	3,244,882	$0.028	7.40
Options exercisable, December 31, 2015	2,477,215	$0.026	7.26	$ 9,089
Options granted during the period	12,000	$0.030
Options expired during the period	(1,100)	$0.090
Options forfeited during the period	(9,000)	$0.033
Options outstanding, June 30, 2016	3,246,782	$0.003	6.91
Options exercisable, June 30, 2016	3,139,782	$0.003	6.85	$ 69,054

During the six months ended June 30, 2016, 12,000 nonqualified employee stock options were granted with an exercise price of $0.03 and 3,000 of those options were forfeited.  The options were valued using Black-Scholes option pricing model on the respective date of issuance and the fair value of the shares was determined to be $264 of which $15 was recognized as stock-based compensation expense for the six months ended June 30, 2016. The remaining 9,000 stock options will vest one-third on each annual anniversary date of the grant and will expire ten years from the date of the grant.  During the six months ended June 30, 2016, 6,000 and 1,100 employee stock options were forfeited and expired, respectively, that were related to options granted in prior years. During the six months ended June 30, 2016, the exercise price of 2,968,782 employee stock options with exercise prices ranging from $.01 to $.065 was reduced to $.003.  The Company performed an analysis under ASC 718-20 “stock compensation” and recorded an incremental expense of $$6,897.

Stock-based compensation expense for the three and six months ended June 30, 2016 was $7,242 and $8,230, respectively.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the six months ended June 30, 2016:

Risk-free interest rate 1.29%

Expected option life 5 years

Expected volatility 204%

Expected dividend yield 0%

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

The amortization of the increasing dividend rate preferred stock discount for the three and six months ended June 30, 2016 was $11,768 and $23,536, respectively.

6.	PROPERTY AND EQUIPMENT

During the six months ended June 30, 2016, $5,947 was paid for property and equipment.  During the three and six months ended June 30, 2016, $6,547 and $13,241 was recorded as depreciation expense, respectively.

7.	SUBSEQUENT EVENTS

In July 2016, the Company granted 30,000 and 3,000 employee stock options to two employee with an exercise price of $.03. The stock options shall vest one-third each year starting from July 1, 2017 and July 5, 2017, respectively, and shall expire on July 1, 2026 and July 5, 2026, respectively.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended				Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Revenues:
Access service revenues	$ 14,918	3.2%	$ 19,082	4.1%	$ 31,801	3.3%	$ 39,365	4.3%
Co-location and other revenues	457,982	96.8	449,279	95.9	932,378	96.7	878,152	95.7
Total revenues	472,900	100.0	468,361	100.0	964,179	100.0	917,517	100.0

Cost of access service revenues	19,138	4.0	21,401	4.6	39,582	4.1	42,894	4.7
Cost of co-location and other revenues	77,911	16.5	76,216	16.3	161,299	16.7	148,998	16.2
Selling, general and administrative expenses	367,322	77.7	397,256	84.8	774,930	80.4	759,448	82.8
Depreciation and amortization	6,946	1.5	10,990	2.3	14,039	1.5	19,189	2.1
Total operating costs and expenses	471,317	99.7	505,863	108.0	989,850	102.7	970,529	105.8

Income (loss) from operations	1,583	0.3	(37,502)	(8.0)	(25,671)	(2.7)	(53,012)	(5.8)

Interest expense	(3,884)	(0.8)	(4,011)	(0.9)	(7,917)	(0.8)	(8,152)	(0.9)

Net loss	$ (2,301)	(0.5)%	$ (41,513)	(8.9)%	$ (33,588)	(3.5)%	$ (61,164)	(6.7)%

Preferred stock dividends	(11,768)	(2.5)	(13,450)	(2.9)	(23,536)	(2.4)	(26,899)	(2.9)

Net loss available to common stockholders	$ (14,069)	(3.0)%	$ (54,963)	(11.7)%	$ (57,124)	(5.9)%	$ (88,063)	(9.6)%

Three Months Ended June 30, 2016 (the “2016 2nd Quarter”) Compared to Three Months Ended June 30, 2015 (the “2015 2nd Quarter”)

Revenues

Access service revenues decreased $4,164 or 21.8% to $14,918 for the 2016 2nd Quarter from $19,082 for the same period in 2015 primarily due to a decline in the number of customers.

Co-location and other revenues increased $8,703 or 1.9% to $457,982 for the 2016 2nd Quarter from $449,279 for the same period in 2015. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service decreased $2,263 or 10.6% to $19,138 for the 2016 2nd Quarter from $21,401 for the same period in 2015.  This decrease was primarily due to reductions in costs of servicing access customers due to a reduction in the number of customers.  Cost of access service revenues as a percentage of access service revenues increased to 128.2% during the 2016 2nd Quarter, compared to 112.2% during the same period in 2015.

Cost of co-location and other revenues increased $1,695 or 2.2% to $77,911 for the 2016 2nd Quarter from $76,216 for the same period in 2015.  This increase was primarily related to an increase in long distance usage.  Cost of co-location and other revenues as a percentage of co-location and other revenues remained the same at 17.0% during the 2016 2nd Quarter and the same period in 2015.

Selling, general and administrative expenses decreased $29,934 or 7.5% to $367,322 for the 2016 2nd Quarter compared to $397,256 for the same period in 2015.  As a result of a change in management’s estimation of a contingent liability arising from the acquisition of certain business assets in 2012, we recorded an additional expense in the amount of $32,749 during the 2015 2nd Quarter.  In addition there was a decreases of $10,143 in agent commissions and a decrease of $13,665 in property taxes due to a refund of 2011 property taxes.  These decreases were offset by increases in employee costs, advertising and property tax consultant fees of $19,726, $8,856 and $4,783, respectively.  Included in the employee costs increase was $6,897 of stock-based compensation expense due to the reduction of the exercise price to $.003 on 2,968,782 employee stock options with exercise prices ranging from $.01 to $.065.  Selling, general and administrative expenses as a percentage of total revenues decreased to 77.7% during the 2016 2nd Quarter from 84.8% during the same period in 2015.

Depreciation and amortization expense decreased $4,044 or 36.8% to $6,946 for the 2016 2nd Quarter compared to $10,990 for the same period in 2015.  This decrease was primarily related to assets reaching full depreciation.

Interest Expense

Interest expense remained relatively the same at $3,884 for the 2016 2nd Quarter compared to $4,011 for the same period in 2015.

Six Months Ended June 30, 2016 (the “2016 Period”) Compared to Six Months Ended June 30, 2015 (the “2015 Period”)

Revenues

Access service revenues decreased $7,564 or 19.2% to $31,801 for the 2016 Period from $39,365 for the 2015 Period primarily due to a decline in the number of customers.

Co-location and other revenues increased $54,226 or 6.2% to $932,378 for the 2016 Period from $878,152 for the 2015 Period.  This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $3,312 or 7.7% to $39,582 for the 2016 Period from $42,894 for the 2015 Period. This decrease was primarily due to reductions in costs of servicing access customers due to a reduction in the number of customers.  Cost of access service revenues as a percentage of access service revenues increased to 124.5% during the 2016 Period, compared to 109.0% during the 2015 Period.

Cost of co-location and other revenues increased $12,301 or 8.3% to $161,299 for the 2016 Period from $148,998 for the 2015 Period.  This increase was primarily related to an increase in long distance usage.  Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 17.3% during the 2016 Period compared to 17.0% during the 2015 Period.

Selling, general and administrative expenses increased $15,482 or 2.0% to $774,930 for the 2016 Period compared to $759,448 for the 2015 Period.  This increase was primarily a result of increases in employee costs, advertising and property tax consultant fees of $54,879, $19,033 and $4,783, respectively.  Included in the employee costs increase was $6,897 of stock-based compensation expense due to the reduction of the exercise price to $.003 on 2,968,782 employee stock options with exercise prices ranging from $.01 to $.065.  These increases were offset by a decreases of $11,850 in agent commissions and a decrease of $13,665 in property taxes due to a refund of 2011 property taxes.  Also, as a result of a change in management’s estimation of a contingent liability arising from the acquisition of certain business assets in 2012, we recorded an additional expense in the amount of $32,749 during the 2015 Period.  Selling, general and administrative expenses as a percentage of total revenues decreased to 80.4% during the 2016 Period from 82.8% during the 2015 Period.

Depreciation and amortization expense decreased $5,150 or 26.8% to $14,039 for the 2016 Period compared to $19,189 for the same period in 2015.  This decrease was primarily related to assets reaching full depreciation.

Interest Expense

Interest expense remained relatively the same at $7,917 for the 2016 Period compared to $8,152 for the 2015 Period.

Liquidity and Capital Resources

As of June 30, 2016, we had $21,271 in cash and $1,194,418 in current liabilities, including $376,908 of deferred revenues that will not require settlement in cash.

At June 30, 2016 and December 31, 2015, we had working capital deficits of $1,155,143 and $1,122,387, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of June 30, 2016, of the $190,135 we owed to our trade creditors $166,827 was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the six-month periods ended June 30, 2016 and 2015 consist of the following.

	For the Six-Month Periods Ended June 30,
	2016	2015
Net cash flows provided by operations	$ 26,696	$ 29,230
Net cash flows used in investing activities	(5,947)	(13,325)
Net cash flows used in financing activities	(15,490)	(15,254)

Cash used for the purchase of property and equipment was $5,947 and $13,325, respectively, for the six months ended June 30, 2016 and 2015.

Cash used for principal payments on notes payable was $15,490 and $15,254, respectively, for the six months ended June 30, 2016 and 2015.

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

Financing Activities

We have a secured convertible promissory note from a shareholder which requires monthly installments of $3,301 including principal and interest and is secured by all of our tangible and intangible assets.  At June 30, 2016, the outstanding principal of the secured convertible promissory note was $158,649.

We have a secured convertible promissory note from a shareholder which requires monthly installments of interest only through May 31, 2014 then monthly installments of $600 including principal and interest.  This note is secured by certain equipment.  At June 30, 2016, the outstanding principal of the secured convertible promissory note was $40,697.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2016 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2016, we issued 12,000 nonqualified employee stock options with an exercise price of $.03.  Of these options 3,000 were forfeited.  The remaining 9,000 stock options will vest one-third on each annual anniversary date of the grant and will expire ten years from the date of the grant.  We do not have a written employee stock option plan.  In connection with the issuance of these common stock options, no underwriting discounts or commissions were paid or will be paid. The common stock options were issued without registration under the Securities Act of 1933, as amended, in reliance on the registration exemption afforded by Regulation D and more specifically Rule 506 of Regulation D.

During the six months ended June 30, 2016, the exercise price of 2,968,782 employee stock options with exercise prices ranging from $.01 to $.065 was reduced to $.003 resulting in $6,897 of stock-based compensation expense.

Item 5. Other Information

During the three months ended June 30, 2016 all events reportable on Form 8-K were reported.

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
10.53

Form 8-K dated June 6, 2016 reporting the appointment of Roger P. Baresel as Chief Executive Officer, the appointment of Jason C. Ayers as President and a modification in the exercise price for all of the outstanding unexercised common stock purchase options previously issued to employees.

#

22.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

#	Incorporated by reference.

*	Filed herewith.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: August 15, 2016	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Roger P. Baresel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2016 of FullNet Communications, Inc.;

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

Date: August 15, 2016

/s/ Roger P. Baresel Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer and Chief Financial Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2016 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 15, 2016	/s/ Roger P. Baresel,
Chief Executive Officer and Chief Financial Officer