Form 10-Q
period 2016-09-30
FULLNET COMMUNICATIONS INC
filed 2016-11-09
CIK 1092570

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 9, 2016, 9,118,161 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 16,314	$ 16,012
Accounts receivable, net	8,535	6,308
Prepaid expenses and other current assets	14,963	2,505

Total current assets	39,812	24,825

PROPERTY AND EQUIPMENT, net	83,441	96,388

OTHER ASSETS AND INTANGIBLE ASSETS	5,867	7,064

TOTAL ASSETS	$ 129,120	$ 128,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 190,889	$ 201,540
Accrued and other liabilities	585,062	543,316
Convertible notes payable, related party - current portion	46,811	46,811
Deferred revenue	377,931	355,545

Total current liabilities	1,200,693	1,147,212

CONVERTIBLE NOTES PAYABLE, related party - less current portion	144,565	168,025

Total liabilities	1,345,258	1,315,237

STOCKHOLDERS’ DEFICIT
Preferred stock — $.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2016 and 2015	580,007	544,703
Common stock — $.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 9,118,161 shares in 2016 and 2015	91	91
Additional paid-in capital	8,613,917	8,640,542
Accumulated deficit	(10,410,153)	(10,372,296)

Total stockholders’ deficit	(1,216,138)	(1,186,960)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 129,120	$ 128,277

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
REVENUES
Access service revenues	$ 14,350	$ 18,750	$ 46,151	$ 58,115
Co-location and other revenues	464,248	449,846	1,396,626	1,327,998

Total revenues	478,598	468,596	1,442,777	1,386,113

OPERATING COSTS AND EXPENSES
Cost of access service revenues	19,353	24,622	58,935	67,516
Cost of co-location and other revenues	78,872	77,976	240,171	226,974
Selling, general and administrative expenses	374,209	370,955	1,149,139	1,130,403
Depreciation and amortization	6,701	5,938	20,740	25,127

Total operating costs and expenses	479,135	479,491	1,468,985	1,450,020

LOSS FROM OPERATIONS	(537)	(10,895)	(26,208)	(63,907)

INTEREST EXPENSE	(3,732)	(3,876)	(11,649)	(12,028)

NET LOSS	$ (4,269)	$ (14,771)	$ (37,857)	$ (75,935)
Preferred stock dividends	(11,768)	(13,449)	(35,304)	(40,348)
Net loss available to common stockholders	$ (16,037)	$ (28,220)	$ (73,161)	$ (116,283)

Net loss per common share Basic and diluted	$ (.00)	$ (.00)	$ (.01)	$ (.01)

Weighted average common shares outstanding Basic and diluted	9,118,161	9,118,161	9,118,161	9,118,161

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Nine Months Ended September  30, 2016

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2016	9,118,161	$ 91	987,102	$ 544,703	$ 8,640,542	$ (10,372,296)	$ (1,186,960)

Stock options compensation	-	-	-	-	8,679	-	8,679

Amortization of increasing dividend rate preferred stock discount	-	-	-	35,304	(35,304)	-	-

Net loss	-	-	-	-	-	(37,857)	(37,857)

Balance at September 30, 2016 – (unaudited)	9,118,161	$ 91	987,102	$ 580,007	$ 8,613,917	$ (10,410,153)	$ (1,216,138)

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (37,857)	$ (75,935)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	20,740	25,127
Stock options compensation	8,679	14,496
Provision for uncollectible accounts receivable	2,832	8,003
Net (increase) decrease in
Accounts receivable	(5,059)	(8,208)
Prepaid expenses and other current assets	(12,458)	247
Net increase (decrease) in
Accounts payable	(10,651)	(22,162)
Accrued and other liabilities	41,746	82,980
Deferred revenue	22,386	13,667

Net cash provided by operating activities	30,358	38,215

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,596)	(15,542)

Net cash used in investing activities	(6,596)	(15,542)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(23,460)	(23,079)

Net cash used in financing activities	(23,460)	(23,079)

NET INCREASE (DECREASE) IN CASH	302	(406)
Cash at beginning of period	16,012	14,614
Cash at end of period	$ 16,314	$ 14,208

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$ 11,649	$ 12,028

NON-CASH INVESTING AND FINANCING ACTIVITIES

Amortization of increasing dividend rate preferred stock discount	$ 35,304	$ 40,348

See accompanying notes to the unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

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

At September 30, 2016, current liabilities exceed current assets by $1,160,881. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

At December 31, 2015 the Company had a secured convertible promissory note from a shareholder with a balance of $171,799.  The interest rate of this note was 6% through December 31, 2014 and is 7% through December 31, 2015, 8% through December 31, 2016, 8.5% through December 31, 2017, and 9% through May 31, 2018, with fixed monthly payments of $3,301 and matures May 31, 2018, at which time the remaining balance of principal and all accrued interest shall be due and payable.  This convertible promissory note is secured by all tangible and intangible assets of the Company. The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the nine months ended September 30, 2016, the Company made principal and interest payments totaling $29,706.  The secured convertible promissory note had a balance of $151,876 at September 30, 2016 of which $39,608 is short-term and $112,268 is long-term.

At December 31, 2015 the Company had a secured convertible promissory note from a shareholder with a balance of $43,037.  The interest rate of this note is 6%, required monthly installments of interest only through May 31, 2014, then requires monthly installments of $600 including principal and interest and matures May 31, 2023.  This convertible promissory note is secured by certain equipment of the Company.  The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the nine months ended September 30, 2016, the Company made principal and interest payments totaling $5,403.  The secured convertible promissory note had a balance of $39,500 at September 30, 2016 of which $7,203 is short-term and $32,297 is long-term.

4.	STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the nine months ended September 30, 2016:

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Options outstanding, December 31, 2015	3,244,882	$0.028	7.40
Options exercisable, December 31, 2015	2,477,215	$0.026	7.26	$ 9,089
Options granted during the period	48,000	$0.030
Options expired during the period	(1,100)	$0.090
Options forfeited during the period	(18,000)	$0.032
Options outstanding, September 30, 2016	3,273,782	$0.003	6.68
Options exercisable, September 30, 2016	3,139,782	$0.003	6.60	$ 69,054

During the nine months ended September 30, 2016, 48,000 nonqualified employee stock options were granted with an exercise price of $0.03 and 12,000 of those options were forfeited.  The options were valued using Black-Scholes option pricing model on the respective date of issuance and the fair value of the shares was determined to be $1,408 of which $83 was recognized as stock-based compensation expense for the nine months ended September 30, 2016. The remaining 36,000 stock options will vest one-third on each annual anniversary date of the grant and will expire ten years from the date of the grant.  During the nine months ended September 30, 2016, 6,000 and 1,100 employee stock options were forfeited and expired, respectively, that were related to options granted in prior years. During the nine months ended September 30, 2016, the exercise price of 2,968,782 employee stock options with exercise prices ranging from $.01 to $.065 was reduced to $.003.  The Company performed an analysis under ASC 718-20 “stock compensation” and recorded an incremental expense of  $6,897.

Stock-based compensation expense for the three and nine months ended September 30, 2016 was $449 and $8,679, respectively.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the nine months ended September 30, 2016:

Risk free interest rate	1.25%–1.29%
Expected lives (in years)	5
Expected volatility	200%-204%
Dividend yield	0%

5.	SERIES A CONVERTIBLE PREFERRED STOCK

 On March 30, 2016 the Company’s board of directors made the determination that it was in the best interest of the Company and its stockholders to conserve the Company’s working capital at this time and not make the annual dividend payment for the year ending December 31, 2015.  The Company has never made an annual dividend payment on its Series A convertible preferred stock.

The amortization of the increasing dividend rate preferred stock discount for the three and nine months ended September 30, 2016 was $11,768 and $35,304, respectively.

6.	PROPERTY AND EQUIPMENT

During the nine months ended September 30, 2016, $6,596 was paid for property and equipment.  During the three and nine months ended September 30, 2016, $6,302 and $19,543 was recorded as depreciation expense, respectively.

 8 -

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services as well as advanced voice and data solutions. At September 30, 2016 FullTel provided us with local telephone access in approximately 232 cities.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Revenues:
Access service revenues	$ 14,350	3.0%	$ 18,750	4.0%	$ 46,151	3.2%	$ 58,115	4.2%
Co-location and other revenues	464,248	97.0	449,846	96.0	1,396,626	96.8	1,327,998	95.8
Total revenues	478,598	100.0	468,596	100.0	1,442,777	100.0	1,386,113	100.0

Cost of access service revenues	19,353	4.0	24,622	5.2	58,935	4.1	67,516	4.9
Cost of co-location and other revenues	78,872	16.5	77,976	16.6	240,171	16.6	226,974	16.4
Selling, general and administrative expenses	374,209	78.2	370,955	79.2	1,149,139	79.7	1,130,403	81.5
Depreciation and amortization	6,701	1.4	5,938	1.3	20,740	1.4	25,127	1.8
Total operating costs and expenses	479,135	100.1	479,491	102.3	1,468,985	101.8	1,450,020	104.6

Loss from operations	(537)	(0.1)	(10,895)	(2.3)	(26,208)	(1.8)	(63,907)	(4.6)

Interest expense	(3,732)	(0.8)	(3,876)	(0.8)	(11,649)	(0.8)	(12,028)	(0.9)

Net loss	$ (4,269)	(0.9)%	$ (14,771)	(3.1)%	$ (37,857)	(2.6)%	$ (75,935)	(5.5)%

Preferred stock dividends	(11,768)	(2.5)	(13,449)	(2.9)	(35,304)	(2.5)	(40,348)	(2.9)

Net loss available to common stockholders	$ (16,037)	(3.4)%	$ (28,220)	(6.0)%	$ (73,161)	(5.1)%	$ (116,283)	(8.4)%

Three Months Ended September 30, 2016 (the “2016 3rd Quarter”) Compared to Three Months Ended September 30, 2015 (the “2015 3rd Quarter”)

Revenues

Access service revenues decreased $4,400 or 23.5% to $14,350 for the 2016 3rd Quarter from $18,750 for the same period in 2015 primarily due to a decline in the number of customers.

Co-location and other revenues increased $14,402 or 3.2% to $464,248 for the 2016 3rd Quarter from $449,846 for the same period in 2015. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service decreased $5,269 or 21.4% to $19,353 for the 2016 3rd Quarter from $24,622 for the same period in 2015.  This decrease was primarily due to reductions in costs of servicing access customers due to a reduction in the number of customers.  Cost of access service revenues as a percentage of access service revenues increased to 134.9% during the 2016 3rd Quarter, compared to 131.3% during the same period in 2015.

Cost of co-location and other revenues remained relatively the same at $78,872 for the 2016 3rd Quarter compared to $77,976 for the same period in 2015.  Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 17.0% during the 2016 3rd Quarter, compared to 17.3% during the same period in 2015.

Selling, general and administrative expenses increased $3,254 or 0.9% to $374,209 for the 2016 3rd Quarter compared to $370,955 for the same period in 2015.  This increase was primarily related to increases in advertising costs.    Selling, general and administrative expenses as a percentage of total revenues decreased to 78.2% during the 2016 3rd Quarter from 79.2% during the same period in 2015.

Depreciation and amortization expense remained relatively the same at $6,701for the 2016 3rd Quarter compared to $5,938 for the same period in 2015.

Interest Expense

Interest expense remained relatively the same at $3,732 for the 2016 3rd Quarter compared to $3,876 for the same period in 2015.

Nine Months Ended September 30, 2016 (the “2016 Period”) Compared to Nine Months Ended September 30, 2015 (the “2015 Period”)

Revenues

Access service revenues decreased $11,964 or 20.6% to $46,151 for the 2016 Period from $58,115 for the 2015 Period primarily due to a decline in the number of customers.

Co-location and other revenues increased $68,628 or 5.2% to $1,396,626 for the 2016 Period from $1,327,998 for the 2015 Period.  This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $8,581or 12.7% to $58,935 for the 2016 Period from $67,516 for the 2015 Period. This decrease was primarily due to reductions in costs of servicing access customers due to a reduction in the number of customers.  Cost of access service revenues as a percentage of access service revenues increased to 127.7% during the 2016 Period, compared to 116.2% during the 2015 Period.

Cost of co-location and other revenues increased $13,197 or 5.8% to $240,171 for the 2016 Period from $226,974 for the 2015 Period.  This increase was primarily related to an increase in long distance usage.  Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 17.2% during the 2016 Period compared to 17.1% during the 2015 Period.

Selling, general and administrative expenses increased $18,736 or 1.7% to $1,149,139 for the 2016 Period compared to $1,130,403 for the 2015 Period.  This increase was primarily a result of increases in employee costs, advertising and property tax consultant fees of $51,763, $26,812 and $4,783, respectively.  Included in the employee costs increase was $6,897 of stock-based compensation expense due to the reduction of the exercise price to $.003 on 2,968,782 employee stock options with exercise prices ranging from $.01 to $.065.  These increases were offset by a decreases of $12,038 in agent commissions and a decrease of $13,665 in property taxes due to a refund of 2011 property taxes.  Also, as a result of a change in management’s estimation of a contingent liability arising from the acquisition of certain business assets in 2012, we recorded an additional expense in the amount of $32,749 during the 2015 Period.  Selling, general and administrative expenses as a percentage of total revenues decreased to 79.7% during the 2016 Period from 81.5% during the 2015 Period.

Depreciation and amortization expense decreased $4,387 or 17.5% to $20,740 for the 2016 Period compared to $25,127 for the same period in 2015.  This decrease was primarily related to assets reaching full depreciation.

Interest Expense

Interest expense remained relatively the same at $11,649 for the 2016 Period compared to $12,028 for the 2015 Period.

Liquidity and Capital Resources

As of September 30, 2016, we had $16,314 in cash and $1,200,693 in current liabilities, including $377,931 of deferred revenues that will not require settlement in cash.

At September 30, 2016 and December 31, 2015, we had working capital deficits of $1,160,881 and $1,122,387, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of September 30, 2016, of the $190,889 we owed to our trade creditors $161,639 was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the nine-month periods ended September 30, 2016 and 2015 consist of the following.

	For the Nine-Month Periods Ended September 30,
	2016	2015
Net cash flows provided by operations	$ 30,358	$ 38,215
Net cash flows used in investing activities	(6,596)	(15,542)
Net cash flows used in financing activities	(23,460)	(23,079)

Cash used for the purchase of property and equipment was $6,596 and $15,542, respectively, for the nine months ended September 30, 2016 and 2015.

Cash used for principal payments on notes payable was $23,460 and $23,079, respectively, for the nine months ended September 30, 2016 and 2015.

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

Financing Activities

We have a secured convertible promissory note from a shareholder which requires monthly installments of $3,301 including principal and interest and is secured by all of our tangible and intangible assets.  At September 30, 2016, the outstanding principal of the secured convertible promissory note was $151,876.

We have a secured convertible promissory note from a shareholder which requires monthly installments of interest only through May 31, 2014 then monthly installments of $600 including principal and interest.  This note is secured by certain equipment.  At September 30, 2016, the outstanding principal of the secured convertible promissory note was $39,500.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2016, we issued 48,000 nonqualified employee stock options with an exercise price of $.03.  Of these options 12,000 were forfeited.  The remaining 36,000 stock options will vest one-third on each annual anniversary date of the grant and will expire ten years from the date of the grant.  We do not have a written employee stock option plan.  In connection with the issuance of these common stock options, no underwriting discounts or commissions were paid or will be paid. The common stock options were issued without registration under the Securities Act of 1933, as amended, in reliance on the registration exemption afforded by Regulation D and more specifically Rule 506 of Regulation D.

During the nine months ended September 30, 2016, the exercise price of 2,968,782 employee stock options with exercise prices ranging from $.01 to $.065 was reduced to $.003 resulting in $6,897 of stock-based compensation expense.

Item 5. Other Information

During the three months ended September 30, 2016 all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: November 9, 2016	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Roger P. Baresel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2016 of FullNet Communications, Inc.;

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

Date: November 9, 2016

/s/ Roger P. Baresel Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer and Chief Financial Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2016 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 9, 2016	/s/ Roger P. Baresel,
Chief Executive Officer and Chief Financial Officer