Form 10-K
period 2016-12-31
FULLNET COMMUNICATIONS INC
filed 2017-03-30
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

     The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of the Common Stock, as of the last business day (June 30, 2016) of registrant’s completed second quarter was $172,582.

As of March 30, 2017, 11,882,009 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FULLNET COMMUNICATIONS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2016

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma.  FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services as well as advanced voice and data solutions.  At December 31, 2016 FullTel provided us with local telephone access in approximately 232 cities.

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

Target Strategic Acquisitions

The goal of our acquisition strategy is to accelerate market penetration by acquiring smaller competitors in the advanced voice and data solutions market.  Additionally, we will continue to build upon our core competencies and expand our technical, customer service staff and Internet based marketing efforts. We evaluate acquisition candidates based on their compatibility with our overall business plan. When assessing an acquisition candidate, we focus on the following criteria:

•

Potential revenue and customer growth;

•

Low customer turnover or churn rates;

•

Favorable competitive environment; and

•

Favorable consolidation savings.

Generate Internal Sales Growth

We intend to expand our customer base by increasing our marketing efforts. At December 31, 2016, our sales efforts are carried out by technical engineers and our senior management.  We are exploring other strategies to increase our sales, including other marketing partners and Internet based advertising programs.

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

The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in Oklahoma within the AT&T service area. At December 31, 2016, FullTel provided us with local telephone access in approximately 232 cities. However, our ability to fully take advantage of these opportunities will be dependent upon the availability of additional capital.

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

Employees

As of December 31, 2016, we had 14 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.

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

Necessity of Successfully Overcoming Numerous Financial and Operational Challenges in Order to Continue as a Going Concern.

At December 31, 2016, our current liabilities exceeded our current assets by $1,102,927, our total liabilities exceeded our total assets by $1,131,350, and we had an accumulated deficit of $10,378,254.  In addition, as set forth below, we face a number of operational challenges which we must successfully meet.  Our ability to continue as a going concern is dependent upon our continued operations that in turn are dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, to achieve the objectives of our business plan and to succeed in our future operations. Our business plan includes, among other things, expansion of our services through mergers and acquisitions and the development of our co-location and  advanced voice and data solutions. Execution of our business plan will require significant capital to fund capital expenditures, working capital needs and debt service. Current cash balances will not be sufficient to fund our current business plan beyond the next few months. As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity.  There can be no assurance that we will be able to obtain additional capital on satisfactory terms, or at all, or on terms that will not dilute our shareholders’ interests.  Consequently we might be unsuccessful in overcoming the numerous financial and operational challenges required to continue as a going concern.

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

	Common Stock
	Closing Sale Prices
	High	Low
2015 –Calendar Quarter Ended:
March 31	$ .023	$ .023
June 30.025		.025
September 30.025		.025
December 31.025		.025
2015 –Calendar Quarter Ended:
March 31	$ .040	$ .040
June 30.050		.050
September 30.030		.030
December 31.023		.023

Number of stockholders

The number of beneficial holders of record of our common stock as of the close of business on March 30, 2017 was approximately 119.

Dividend Policy

To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2016, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans that have been approved by our shareholders. All of our outstanding stock option grants and warrants were pursuant to individual compensation arrangements and exercisable for the purchase of our common stock shares.

Number of
Securities
		Weighted-	Remaining
	Number of	Average	Available for
	Shares	Exercise Price	Future
	Underlying	of	Issuance under
	Unexercised	Outstanding	Equity
	Options	Options and	Compensation
Plan Category	and Warrants	Warrants	Plans
Equity compensation plans approved by our shareholders:
None	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors	-	$ -	-
Stock options granted to employees	514,934	$ .005	-
Warrants and certain stock options issued to non-employees	250,000	$ .003	-

Total	764,934	$ .004	-

Recent Sales of Unregistered Securities

    Employee stock options for 2,752,848 shares of our common stock were exercised in December 2016 for $8,259.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the years ended December 31,

2016 and 2015:

	For the Years Ended December 31,
	2016		2015
		Percentage	Restated	Percentage
	Amount	of revenues	Amount	of revenues
Revenues:
Access service revenues	$ 60,134	3.1%	$ 72,271	3.8%
Co-location and other revenues	1,887,317	96.9	1,806,166	96.2

Total revenues	1,947,451	100.0	1,878,437	100.0

Operating costs and expenses:
Cost of access service revenues	78,003	4.0	87,930	4.7
Cost of co-location and other revenues	274,160	14.1	303,488	16.2
Selling, general and administrative expenses	1,557,489	80.0	1,492,413	79.4
Depreciation and amortization	28,530	1.4	32,876	1.7
Total operating costs and expenses	1,938,182	99.5	1,916,707	102.0

Income (loss) from operations	9,269	0.5	(38,270)	(2.0)

Interest expense	(15,227)	(0.8)	(15,771)	(0.9)

Net loss	$ (5,958)	(0.3)%	$ (54,041)	(2.9)%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

Access service revenues decreased $12,137 or 16.8% to $60,134 for the year 2016 from $72,271 for the year 2015 primarily due to a decline in the number of customers.

Co-location and other revenues increased $81,151 or 4.5% to $1,887,317 for the year 2016 from $1,806,166 for the year 2015. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $9,927 or 11.3% to $78,003 for the year 2016 from $87,930 for the year 2015. This decrease was primarily due to reductions in costs of servicing access customers due to a reduction in the number of customers.  Cost of access service revenues as a percentage of access service revenues increased to 129.7% for the year 2016 from 121.7% for the year 2015.

Cost of co-location and other revenues decreased $29,328 or 9.7% to $274,160 for the year 2016 from $303,488 for the year 2015.  This decrease was primarily related to reductions in costs of servicing traditional phone service customers due to a reduction in the number of customers utilizing that service.  The decrease was offset by increases in costs of servicing advanced voice and data solutions customers due to an increase in the number of customers utilizing those services.  Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 14.5% for the year 2016 from 16.8% for the year 2015.

Selling, general and administrative expenses increased $65,076 or 4.4% to $1,557,489 for the year 2016 from $1,492,413 for the year 2015.  This increase was primarily a result of increases in employee costs, advertising and property tax consultant fees of $89,161, $29,278 and $4,783, respectively.  Included in the employee costs increase was $51,085 of stock-based compensation expense due to the reduction of the exercise price to $.003 on 2,968,782 employee stock options with exercise prices ranging from $.01 to $.065.  These increases were offset by a decreases of $11,915 in agent commissions and a decrease of $13,665 in property taxes due to a refund of 2011 property taxes.  Also, as a result of a change in management’s estimation of a contingent liability arising from the acquisition of certain business assets in 2012, we recorded an additional expense in the amount of $32,749 during the 2015 Period.  Selling, general and administrative expenses as a percentage of total revenues increased to 80.0% for the year 2016 from 79.4% for the year 2015.

Depreciation and amortization expense decreased $4,346 or 13.2% to $28,530 for the year 2016 from $32,876 for the year 2015 primarily related to assets reaching full depreciation and amortization.

Interest Expense

Interest expense remained relatively the same at $15,227 for the year 2016 compared to $15,771 for the year 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had $20,389 in cash and $1,132,991 in current liabilities, including $369,248 of deferred revenues that will not require settlement in cash.

At December 31, 2016 and 2015, we had working capital deficits of $1,102,927, and $1,122,387, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

At December 31, 2016, of the $149,289 we owed to our trade creditors $130,687 was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the years ending December 31, 2016 and 2015 consist of the following:

	For the Years Ended December 31,
	2016	2015
Net cash flows provided by operations	$ 53,057	$ 50,815
Net cash flows used in investing activities	(17,096)	(18,379)
Net cash flows used in financing activities	(31,584)	(31,038)

Cash used for the purchases of equipment was $6,596 and $18,379, respectively, for the years ended December 31, 2016 and 2015.

During the year ended December 31, 2016 an intanbile asset was purchased for $26,500 of which $10,500 was purchased with cash and $16,000 was purchased on account.  No intangible assets were purchased in 2015.

Cash used for principal payments on notes payable was $31,584 and $31,038, respectively, for the years ended December 31, 2016 and 2015.

During the year ended December 31, 2016 employee stock options for 2,752,848 shares of the Company’s common stock were exercised by reducing deferred compensation payable by $8,259.  None were exercised in 2015.

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

As of December 31, 2016, our material contractual obligations and commitments were:

Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt and accrued expenses	$ 211,683	$ 46,811	$ 140,260	$ 14,407	$ 10,205
Operating leases	665,346	221,782	443,564	-	-
Total contractual cash obligations	$ 1,145,622	$ 268,593	$ 623,432	$ 236,188	$ 17,409

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

During 2016 and 2015, we did not have disagreements with our principal independent accountants.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of December 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses identified below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  The framework used by our management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2016, was not effective due to the following material weakness:

a.

We did not identify the proper accounting treatment for Common Stock Purchase Option Re-Pricing.

As of the date of this filing, the item noted above was adjusted in the accompanying financial statements.

This annual report does not include an attestation report of our public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission adopted as of September 21, 2010, that permit us to provide only our management’s report in this annual report.

   Changes in Internal Control over Financial Reporting

    No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

The following information is furnished as of March 30, 2016 for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of three members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Position
Timothy J. Kilkenny	58	Chairman of the Board of Directors
Roger P. Baresel	61	Chief Executive Officer, Chief Financial Officer and Secretary and Director
Jason C. Ayers	42	President and Director
Patricia R. Shurley	60	Vice President of Finance

Timothy J. Kilkenny has served as our Chairman of the Board of Directors since our inception in May 1995. He served as our Chief Executive Officer from May 1995 until June 6, 2016.  Prior to that time, he spent 14 years in the financial planning business as a manager for both MetLife and Prudential. Mr. Kilkenny is a graduate of Central Bible College in Springfield, Missouri.

Roger P. Baresel became our Chief Executive Officer on June 6, 2016.  He has been one of our directors and our Chief Financial Officer since November 2000, and our President from October 2003 until June 2016.  Mr. Baresel is an experienced senior executive and consultant who has served at a variety of companies in a number of different industries. Mr. Baresel has the following degrees from the University of Central Oklahoma in Edmond, Oklahoma: BA Psychology, BS Accounting and MBA Finance, in which he graduated Summa Cum Laude. Mr. Baresel is also a certified public accountant.

Jason C. Ayers became our President on June 6, 2016.  He has been one of our directors since May 2013 and served as our Vice President of Operations from December 2000 until June 2016.  Prior to that he served as President of Animus, a privately-held web hosting company which we acquired in April 1998. Mr. Ayers received a BS degree from Southern Nazarene University in Bethany, Oklahoma in May 1996 with a triple major in Computer Science, Math and Physics. Upon graduating, he was a co-founder of Animus.

Patricia R. Shurley has been our Vice President of Finance since May 2001. She graduated from the University of Central Oklahoma in Edmond, Oklahoma with a BS degree in Accounting and is a certified public accountant.

Audit Committee Financial Expert

Because our board of directors only consists of three directors, each of whom does not qualify as an independent director; our board performs the functions of an audit committee. Our board of directors has determined that Roger P. Baresel, our Chief Executive Officer and Chief Financial Officer qualifies as a “financial expert.” This determination was based upon Mr. Baresel’s

•

understanding of generally accepted accounting principles and financial statements;

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

Item 11. Executive Compensation

The following table sets forth, for the last three fiscal years, the cash compensation paid by us to our Chairman, Chief Executive Officer and Chief Financial Officer and President (the “Named Executive Officers”). None of our executive officers other than the named executive officers earned annual compensation in excess of $100,000 during 2016.

						Long-Term
	Annual Compensation					Compensation
						Securities
						Underlying
						Options and
	Fiscal			Other		Warrants
Name and Principal Position	Year	Salary		Compensation		(#) (1)
Timothy J. Kilkenny	2016	$ 78,720	(2)	$ 35,536	(3)	-
Chairman and CEO	2015	$ 74,964	(4)	$ 35,580	(5)	-
	2014	$ 71,388	(6)	$ 31,045	(7)	-

Roger P. Baresel	2015	$ 69,480	(8)	$ 44,773	(9)	-
President and CFO	2015	$ 69,732	(10)	$ 44,662	(11)	-
	2014	$ 61,116	(12)	$ 38,530	(13)	-

Jason C. Ayers	2015	$ 89,730	(14)	$ 32,212	(15)	-
Vice President of Operations	2015	$ 86,231	(16)	$ 20,853	(17)	-
	2014	$ 76,537	(18)	$ 24,947	(19)	-

———————————

(1)	Options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant and are valued based on the Black-Scholes option pricing model.

(2)	Includes $23,230 of deferred compensation.

(3)

Represents $12,623 of expense reimbursement for business use of Mr. Kilkenny’s automobile and parking, $1,799 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $19,413 of insurance premiums, $1,701 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny.

(4)	Includes $19,474 of deferred compensation.

(5)

Represents $13,213 of expense reimbursement for business use of Mr. Kilkenny’s automobile and parking, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $18,868 of insurance premiums, $1,699 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny.

(6)	Includes $15,898 of deferred compensation.

(7)

Represents $10,893 of expense reimbursement for business use of Mr. Kilkenny’s automobile and parking, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $16,666 of insurance premiums, $1,687 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny.

(8)	Includes $16,969 of deferred compensation.

(9)

Represents $9,600 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,364 of expense reimbursement for Mr. Baresel’s home office and cell phone, $28,151 of insurance premiums, $1,658 of post-retirement benefits paid by us for the benefit of Mr. Baresel.

(10)	Includes $14,221 of deferred compensation.

(11)

Represents $9,120 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,316 of expense reimbursement for Mr. Baresel’s home office and cell phone, $28,480 of insurance premiums, $1,746 of post-retirement benefits paid by us for the benefit of Mr. Baresel.

(12)	Includes $11,605 of deferred compensation.

(13)

Represents $9,120 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,270 of expense reimbursement for Mr. Baresel’s home office and cell phone, $22,590 of insurance premiums, $1,550 of post-retirement benefits paid by us for the benefit of Mr. Baresel.

(14)	Includes $18,941 of deferred compensation.

(15)

Represents $2,276 of expense reimbursement for Mr. Ayer’s parking, $1,500 of expense reimbursement for Mr. Ayer’s Internet connection and cell phone, $26,136 of insurance premiums, $2,300 of post-retirement benefits paid by us for the benefit of Mr. Ayers.

(16)	Includes $20,285 of deferred compensation.

(17)

Represents $2,276 of expense reimbursement for Mr. Ayer’s parking, $1,500 of expense reimbursement for Mr. Ayer’s Internet connection and cell phone, $14,922 of insurance premiums, $2,155 of post-retirement benefits paid by us for the benefit of Mr. Ayers.

(18)	Includes $17,105 of deferred compensation.

(19)

Represents $2,493 of expense reimbursement for Mr. Ayer’s parking, $1,500 of expense reimbursement for Mr. Ayer’s Internet connection and cell phone, $18,975 of insurance premiums, $1,980 of post-retirement benefits paid by us for the benefit of Mr. Ayers.

Stock Options Granted

All options granted during 2016 are nonqualified stock options. During 2016, an aggregate of 48,000 options were granted outside of a formal plan to employees. No stock options were granted to Mr. Kilkenny, Mr. Baresel and Mr. Ayers during 2016.

Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.

 2016 Year End Option Values

None of our executive officers (Timothy J. Kilkenny, Chairman of the Board, Roger P. Baresel, Chief Executive Officer and Chief Financial Officer and Jason C. Ayers, President) held any outstanding options at December 31, 2016.  During, 2016, the exercise price of 452,000, 1,100,848 and 800,000 employee stock options held by Mr. Kilkenny, Mr. Baresel and Mr Ayers, respectively with exercise prices ranging from $.02 to $.04 was reduced to $.003. During 2016, Mr. Kilkenny, Mr. Baresel and Mr. Ayers exercised 482,000, 1,130,848 and 830,000 stock options, respectively.

Director Compensation

During the fiscal year ended December 31, 2016, our directors did not receive any compensation for serving in such capacities.

Employment Agreements and Lack of Keyman Insurance

On July 6, 2011, we entered into employment agreements with Timothy J. Kilkenny, Roger P. Baresel and Jason Ayers. Each agreement is effective July 1, 2011 and continues through December 31, 2016; however, the term is automatically extended for additional three-year terms, unless we or the employee gives a six-month advance notice of termination. These agreements provide, among other things, (i) an annual base salary of at least $61,656 for Mr. Kilkenny, $45,012 for Mr. Baresel  and $68,436 for Mr. Ayers, (ii) bonuses at the discretion of the Board of Directors, (iii) entitlement to fringe benefits including medical and insurance benefits as may be provided to our other senior officers; and (iv) eligibility to participate in our incentive, bonus, benefit or similar plans. These agreements require the employee to devote the required time and attention to our business and affairs necessary to carry out his responsibilities and duties. These agreements may be terminated under certain circumstances and upon termination provide for (i) the employee to be released from personal liability for our debts and obligations, and (ii) the payment of any amounts we owe the employee.  At December 31, 2016 we owed, including deferred compensation, $145,340, $96,005 and $122,897 to Mr. Kilkenny, Mr. Baresel and Mr. Ayers, respectively.

We do not maintain any keyman insurance covering the death or disability of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 30, 2017, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 10. Directors and Executive Officers, and Corporate Governance” and all of our directors and executive officers as a group, as well as each person who is known by us to own more than 5% of the outstanding shares of our Common Stock.  The non-employee beneficial owner information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the Securities and Exchange Commission or other information provided to us by the beneficial owner or our stock transfer agent.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock
	Beneficially Owned
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Timothy J. Kilkenny* (2)(3)	2,919,350	24.6%
Roger P. Baresel* (2)(4)	1,805,384	15.2%
Jason C. Ayers (2)(5)	1,413,424	11.9%
Patricia R. Shurley (2)(6)	517,239	4.4%

All executive officers and directors as a group (4 individuals)	6,655,397	56.1%

High Capital Funding, LLC (7)	1,198,933	9.9%

 ———————

*	Director

(1)

Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 11,882,009 shares being outstanding at March 30, 2017.

(2)	Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.

(3)

Timothy J. Kilkenny and Barbara J. Kilkenny, husband and wife, hold 2,604,350 and 315,000 shares of our common stock, respectively. The number of shares includes 240,628 shares of our Series A convertible preferred stock held by Mr. Kilkenny that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock.   Amounts shown do not include options, held by Mr. Kilkenny, to purchase  250,000 shares of our common stock exercisable at $.01 per share beginning January 9, 2018.

(4)

Roger P. Baresel and Judith A. Baresel, husband and wife, hold 5,600 and 1,799,784 shares of our common stock, respectively. The number of shares includes 137,622 shares of our Series A convertible preferred stock held by Mrs. Baresel that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock.  Amounts shown do not include options, held by Mrs. Baresel, to purchase  300,000 shares of our common stock exercisable at $.01 per share beginning January 9, 2018.

(5)

Jason C. Ayers holds 1,413,424 shares of our common stock.  The number of shares includes 77,629 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock.  Amounts shown do not include options to purchase 300,000 shares of our common stock exercisable at $.01 per share beginning January 9, 2018.

(6)

Patricia R. Shurley holds 517,239 shares of our common stock.  The number of shares includes 70,239 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock.  Amounts shown do not include options to purchase 150,000 shares of our common stock exercisable at $.003 per share beginning January 9, 2018.

(7)

High Capital Funding, LLC, 333 Sandy Springs Circle, Suite 230, Atlanta, Georgia 30328, the parent company of Generation Capital Associates, holds 700,325 shares of our common stock.  Generation Capital Associates holds 498,608 shares of our common stock. The number of shares includes 203,169 shares of our Series A convertible preferred stock held by High Capital Funding, LLC that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock.   Amounts shown do not include 19,000 shares of our common stock that are subject to common stock purchase warrants that are not currently exercisable because they contain a provision prohibiting their exercise to the extent that they would increase Generation Capital Associates’ percentage ownership beyond 9.9% of our outstanding shares of common stock. We have two secured convertible promissory notes with High Capital Funding, LLC.  At December 31, 2016 the outstanding principal and interest of the secured convertible promissory notes were $144,966 and $38,286.

Item 13. Certain Relationships and Related Transactions, and Director Independence

At December 31, 2016 we had a secured convertible promissory note from a shareholder with a balance of $144,966.  This secured convertible promissory note is secured by all of our tangible and intangible assets (see Note C - Convertible Notes Payable Related Party of the financial statements appearing elsewhere in this Report).

The note holder has the right to convert the note, in its entirety or in part, into our common stock at the rate of $1.00 per share.

        At December 31, 2016 we had a secured convertible promissory note from a shareholder with a balance of $38,286.  This secured convertible promissory note is secured by certain equipment (see Note C – Convertible Notes Payable Related Party of the financial statements appearing elsewhere in this Report).

    The note holder has the right to convert the note, in its entirety or in part, into our common stock at the rate of $1.00 per share.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees, including expenses, billed to us for the years ended December 31, 2016 and 2015 by our principal accountant.

	2016	2015
Audit Fees – Malone Bailey LLP	$30,000	$30,000

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

#

Exhibit
Number	Exhibit
10.7	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.8	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.9	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC	#

10.10	Employment Agreement with Jason Ayers dated January 1, 2011	#

10.11	Employment Agreement with Timothy J. Kilkenny dated July 6, 2011	#

10.12	Employment Agreement with Roger P. Baresel dated July 6, 2011	#

10.13	Employment Agreement with Jason Ayers dated July 6, 2011	#

10.14	Form of Exchange Offer Acceptance Agreement	#

10.15	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC	#

10.16	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC	#

10.17	Replacement of Timothy J. Kilkenny as Chief Executive Officer by Roger P. Baresel and appointment of Jason C. Ayers as President effective June 6, 2016	#

10.18

Unregistered sales of 2,752,848 restricted shares of common stock pursuant to the exercise of previously issued and outstanding common stock purchase options on December 7, 2016 held by various officers and directors of the Company and their family members

#

21.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Jason C. Ayers	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jason C. Ayers	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

#	Incorporated by reference.

*	Filed herewith.

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

REGISTRANT:

FULLNET COMMUNICATIONS, INC.

Date: March 30, 2017	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial and Accounting Officer

Date: March 30, 2017	By:	/s/ JASON C. AYERS
Jason C. Ayers
President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2017	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chairman of the Board and Director

Date: March 30, 2017	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

FullNet Communications, Inc. and Subsidiaries

Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of FullNet Communications, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FullNet Communications, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 30, 2017

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$ 20,389	$ 16,012
Accounts receivable, net	6,614	6,308
Prepaid expenses and other current assets	3,061	2,505

Total current assets	30,064	24,825

PROPERTY AND EQUIPMENT, net	77,154	96,388

OTHER ASSETS AND INTANGIBLE ASSETS	30,864	7,064

TOTAL ASSETS	$ 138,082	$ 128,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 135,354	$ 192,145
Accounts payable, related party	13,935	9,395
Accrued and other liabilities	567,643	543,316
Convertible notes payable, related party - current portion	46,811	46,811
Deferred revenue	369,248	355,545

Total current liabilities	1,132,991	1,147,212

CONVERTIBLE NOTES PAYABLE, related party - less current portion	136,441	168,025

Total liabilities	1,269,432	1,315,237

STOCKHOLDERS’ DEFICIT
Preferred stock — $.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2016 and 2015	591,776	544,703
Common stock — $.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 11,882,009 and 9,118,161 shares in 2016 and 2015, respectively	119	91
Additional paid-in capital	8,655,009	8,640,542
Accumulated deficit	(10,378,254)	(10,372,296)

Total stockholders’ deficit	(1,131,350)	(1,186,960)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 138,082	$ 128,277

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2016	2015
REVENUES
Access service revenues	$ 60,134	$ 72,271
Co-location and other revenues	1,887,317	1,806,166

Total revenues	1,947,451	1,878,437

OPERATING COSTS AND EXPENSES
Cost of access service revenues	78,003	87,930
Cost of co-location and other revenues	274,160	303,488
Selling, general and administrative expenses	1,557,489	1,492,413
Depreciation and amortization	28,530	32,876

Total operating costs and expenses	1,938,182	1,916,707

INCOME (LOSS) FROM OPERATIONS	9,269	(38,270)

INTEREST EXPENSE	(15,227)	(15,771)

NET LOSS	$ (5,958)	$ (54,041)
Preferred stock dividends	(47,073)	(53,798)
Net loss available to common stockholders	$ (53,031)	$ (107,839)

Net loss per share Basic and diluted	$ (.01)	$ (.01)

Weighted average shares outstanding Basic and diluted	9,298,676	9,118,161

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years ended December 31, 2016 and 2015

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance at January 1, 2015	9,118,161	$ 91	987,102	$ 490,905	$ 8,678,869	$ (10,318,255)	$ (1,148,390)

Stock options compensation	-	-	-	-	15,471	-	15,471

Amortization of increasing dividend rate preferred stock discount	-	-	-	53,798	(53,798)	-	-

Net loss	-	-	-	-	-	(54,041)	(54,041)

Balance at December 31, 2015	9,118,161	91	987,102	544,703	8,640,542	(10,372,296)	(1,186,960)

Stock options compensation	-	-	-	-	53,309	-	53,309

Stock options exercise	2,752,848	28			8,231		8,259

Amortization of increasing dividend rate preferred stock discount	-	-	-	47,073	(47,073)	-	-

Net loss	-	-	-	-	-	(5,958)	(5,958)

Balance at December 31, 2016	11,871,009	$ 119	987,102	$ 591,776	$ 8,655,009	$ (10,378,254)	$ (1,131,350)

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,958)	$ (54,041)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	28,530	32,876
Stock options compensation	53,309	15,471
Provision (recovery) for uncollectible accounts receivable	7,635	(657)
Net (increase) decrease in
Accounts receivable	(7,941)	6,738
Prepaid expenses and other current assets	(556)	6,872
Net increase (decrease) in
Accounts payable	(68,251)	(13,377)
Accrued and other liabilities	32,586	56,355
Deferred revenue	13,703	578

Net cash provided by operating activities	53,057	50,815

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(6,596)	(18,379)
Cash paid for intangible asset	(10,500)	-

Net cash used in investing activities	(17,096)	(18,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(31,584)	(31,038)

Net cash used in financing activities	(31,584)	(31,038)

NET INCREASE IN CASH	4,377	1,398
Cash at beginning of period	16,012	14,614
Cash at end of period	$ 20,389	$ 16,012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$ 15,227	$ 15,771

NON-CASH INVESTING AND FINANCING ACTIVITIES

Intangible asset purchased on account	$ 16,000	$ -
Amortization of increasing dividend rate preferred stock discount	$ 47,073	$ 53,798
Exercise of options by reducing deferred compensation payable	$ 8,259	$ -

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

Accounts Receivable

The Company operates and grants credit, on an uncollateralized basis. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different industries as well as the Company’s emphasis on obtaining deposits and/or payment in advance for services from the majority of its customers.  During the years ended December 31, 2016 and 2015, the Company had two customers that each comprised approximately 8% and 7% of total revenues.  Due to consolidations resulting from a merger, the customer that comprised approximately 7% of total revenues in 2016 and 2015, ended their relationship with the Company during the first quarter of 2017.

Accounts receivable, other than certain large customer accounts which are evaluated individually, are considered past due for purposes of determining the allowance for doubtful accounts based on past experience of collectability as follows:

1 – 29 days	1.5%
30 – 59 days	30%
60 – 89 days	50%
> 90 days	100%

In addition, if the Company becomes aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recoded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected.  Total bad debt expense and direct write-off for the years ended December 31, 2016 and 2015 was $700 and  $777, respectively.  .

Accounts receivable consist of the following at December 31:

Schedule of Accounts Receivable
	2015	2015

Accounts receivable	$ 217,678	$ 209,737
Less allowance for doubtful accounts	(211,064)	(203,429)

	$ 6,614	$ 6,308

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets as follows:

Software	3 years
Computers and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of estimated life of improvement or the lease term

Property and equipment consist of the following at December 31:

	2016	2015

Computers and equipment	$ 1,553,855	$ 1,551,962
Leasehold improvements	1,092,569	1,092,569
Software	58,041	58,041
Furniture and fixtures	39,284	34,581
	2,743,749	2,737,153
Less accumulated depreciation	(2,666,595)	(2,640,765)
	$ 77,154	$ 96,388

Depreciation expense for the years ended December 31, 2016 and 2015 was $25,830 and $31,279, respectively.

Long-Lived Assets

All long-lived assets held and used by the Company, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  In accordance with ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset.  During the year ended December 31, 2016, $10,500 was paid for an intangible asset and $16,000 was purchased on account.  None were purchased in 2015.  The Company incurred no impairment expense in 2016 or 2015.  Amortization expense for the years ended December 31, 2016 and 2015 was $2,700 and $1,597, respectively.

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

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place.  Advertising expense for the years ended December 31, 2016 and 2015 was $159,310 and $130,032, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and does not believe it has any material unrealized tax benefits at December 31, 2016.  The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.

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

	2016	2015
Numerator:
Net loss available to common shareholders	$ (53,031)	$ (107,839)
Denominator:
Weighted average shares and share equivalents outstanding – basic and diluted	9,298,676	9,118,161

Net loss per share — basic and diluted	$ (.01)	$ (.01)

Basic and diluted loss per share were the same for the years ended December 31, 2016 and 2015 because there was a net loss for the year.

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

All employee stock options granted during 2016 and 2015 were nonqualified stock options.   Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

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

The Company has two secured convertible promissory notes from a shareholder.  The note balances at December 31, 2016 were $144,966 and $38,286.  The note balances at December 31, 2015 were $171,799 and $43,037 (see Note C – Convertible Notes Payable Related Party).

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

However, the Company has sustained substantial net losses. At December 31, 2016 current liabilities exceeded current assets by $1,102,927. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.  These reclassifications did not impact the net income.

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

NOTE C — CONVERTIBLE NOTES PAYABLE RELATED PARTY

Notes payable consist of the following:

Schedule of Notes Payable Related Party
	December 31, 2016	December 31, 2015

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

	$ 144,966	$ 171,799

Secured convertible promissory note from a shareholder; interest at 6%, requires monthly installments of interest only through May 31, 2014, then requires monthly installments of $600 including principal and interest; matures May 31, 2023; secured by certain equipment of the Company (2)	38,286	43,037
	183,252	214,836

Less current portion	46,811	46,811

Convertible notes payable, related party - less current portion	$ 136,441	$ 168,025

——————————

(1)

The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the years 2016 and 2015, the Company made principal payments totaling $26,833 and $26,564, respectively. The secured convertible promissory note had a balance of $144,966 at December 31, 2016 of which $39,608 is short-term and $105,358 is long-term.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

(2)

The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the years 2016 and 2015, the Company made principal payments of $4,751 and $4,474, respectively. The secured convertible promissory note had a balance of $38,286at December 31, 2016of which $7,203 is short-termand $31,083 is long-term.

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

Aggregate future maturities of notes payable at December 31, 2016 are as follows:

2017	$ 33,418
2018	121,946
2019	5,685
2020	6,036
2021	6,408
Thereafter	9,759
$ 183,252

NOTE D – COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Operating Leases

The Company leases its executive office space under a non-cancelable operating lease, at an effective annual rental rate of $16.50 per square foot, which will expire December 31, 2019. Future minimum lease payments required at December 31, 2016 under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2017	$ 221,782
2018	221,782
2019	221,782
$ 665,346

Rental expense for all operating leases for the years ended December 31, 2016 and 2015 was approximately $313,675 and $316,148, respectively.

The Company’s long-term non-cancelable operating lease includes scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the straight-line method over the term of the lease.

The Company had recorded a deferred credit of $19,569 at December 31, 2016, which is reflected in Accrued and Other Liabilities on the Balance Sheet to reflect the net excess of rental expense over cash payments since inception of the lease. In addition to the base rent payments the Company pays a monthly allocation of the building’s operating expenses.

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

The Company has historically incurred losses from operations and therefore had no tax liability. The net deferred asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,913,569 and $2,863,509 for 2016 and 2015, respectively and will begin expiring in 2023.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. Deferred tax assets consist of the following:

	December 31, 2016	December 31, 2015
Net operating loss carry-forwards	$ 990,613	$ 973,593
Valuation allowance	(990,613)	(973,593)
	$ -	$ -

NOTE F — COMMON STOCK AND STOCK-BASED COMPENSATION

COMMON STOCK

In December 2016, employee stock options for 2,752,848 shares of the Company’s common stock were exercised by reducing deferred compensation payable by $8,259.  No employee stock options were exercised during the year 2015.

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

All employee stock options granted during 2016 and 2015 were nonqualified stock options.  Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The following table summarizes the Company’s employee stock option activity for the years ended December 31, 2016 and 2015:

Schedule of Employee Stock Option Activity

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Options outstanding, December 31, 2014	3,295,382	$ .029	8.20

Options exercisable, December 31, 2014	1,933,549	$ .025	7.84	$ 50,788

Options granted during the year	186,000.043

Options forfeited during the year	(158,500)	.040

Options expired during the year	(78,000)	.085

Options outstanding, December 31, 2015	3,244,882	$ .028	7.40

Options exercisable, December 31, 2015	2,477,215	$ .026	7.26	$ 9,089

Options granted during the year	48,000.030

Options exercised during the year	(2,752,848)	.003

Options forfeited during the year	(21,000)	.031

Options expired during the year	(4,100)	.026

Options outstanding, December 31, 2016	514,934	$ .005	6.26

Options exercisable, December 31, 2016	425,934	$ .003	5.78	$ 9,350

The following table summarizes the Company’s non-vested employee stock option activity for years ended December 31, 2016 and 2015:

	2016	2015
Non-vested options outstanding, beginning of year	727,666	1,361,833

Options granted during the year	48,000	186,000

Options vested during the year	(665,666)	(661,667)

Options forfeited during the year	(21,000)	(158,500)

Non-vested options outstanding, end of year	89,000	727,666

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model.  In addition to the exercise and grant date prices of the options, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2016	2015
Risk free interest rate	1.25%–1.29%	1.42%-1.53%
Expected lives (in years)	5	5
Expected volatility	200%-204%	209%-218%
Dividend yield	0%	0%

The following table shows total stock options compensation expense included in the Consolidated Statements of Operations and the

effect on basic and diluted earnings per share for the years ended December 31:

	2016	2015

Stock options compensation	$ 53,309	$ 15,471
Impact on income per share:
Basic	$ -	$ -
Assuming dilution	$ -	$ -

During the year 2016, 33,000 employee stock options were granted which will vest one-third on each annual anniversary of the grant date resulting in $157 of stock options compensation.  Stock options compensation of $2,067 recorded in the year 2016 was related to options that were granted in prior years.  During the year 2016, 15,000 employee stock options were granted and forfeited in the same year.  Additionally, 6,000 employee stock options were forfeited that related to options granted in prior years.  At December 31, 2016 there was $2,178 of unrecognized stock options compensation that is expected to be recognized as an expense over a weighted-average period of 3.4 years.

During the year 2016, the exercise price of 2,968,782 employee stock options with exercise prices ranging from $.01 to $.065 was reduced to $.003.  The Company performed an analysis under ASC 718-20 “stock compensation” and recorded an incremental expense of $51,085.

Also during the year 2016, 2,752,848 and 4,100 of employee stock options were exercised and expired, respectively.

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

Also during the year 2015, 78,000 of employee stock options were expired.

Common Stock Purchase Warrants – A summary of common stock purchase warrant activity for the years ended December 31, 2016 and 2015 follows:

Outstanding common stock purchase warrants issued to non-employees outstanding at December 31, 2016 are as follows:

Number of shares	Exerciase price	Expiration year
250,000	$.003	2023

The following table summarizes the Company’s common stock purchase warrant activity for the years ended December 31:

	2016	Weighted Average Exercise Price	2015	Weighted Average Exercise Price
Warrants outstanding, beginning of year	250,000	$ .003	815,000	$ .004

Warrants expired during the year	-	-	(565,000)	.005

Warrants outstanding, end of year	250,000	$ .003	250,000	$ .003

The 250,000 warrants outstanding at December 31, 2016 were issued as equity compensation for consulting services.

No warrants were granted during the years ended December 31, 2016 and 2015.

NOTE G — SERIES A CONVERTIBLE PREFERRED STOCK

On March 30, 2017, the Company’s board of directors made the determination that it was in the best interest of the Company and its stockholders to conserve the Company’s working capital at this time and not make the annual dividend payment for the year ending December 31, 2016, on its Series A convertible preferred stock.  The Company has never made an annual dividend payment on its Series A convertible preferred stock.

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

Due to the unstated dividend cost arising from the gradually increasing dividends on the Series A convertible preferred stock, the Company calculated a discount on the Series A convertible preferred stock at the time of issuance as the present value of the difference between (i) the dividends that are payable in the periods preceding commencement of the perpetual twelve cents per share per annum dividend; and (ii) the perpetual twelve cents per share per annum dividend for a corresponding number of periods; discounted at a market rate of 12% totaling $309,337.  The Series A convertible preferred stock was valued at the market price on the respective date of issuance for a total value of $672,472.  The discount will be amortized over the periods preceding commencement of the perpetual dividend, by charging imputed dividend cost against retained earnings and increasing the carrying amount of the Series A convertible preferred stock by a corresponding amount.  The discount amortization for the years ended December 31, 2016 and 2015 was $47,073 and $53,798, respectively.

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

NOTE H – PROPERTY AND EQUIPMENT

During the year ended December 31, 2016, $6,596 was paid for property and equipment.  During the year ended December 31, 2015, $18,379 was paid for property and equipment.  Depreciation expense for the years ended December 31, 2016 and 2015 was $25,830 and $31,279, respectively.

NOTE I – CHANGE IN ESTIMATE

As a result of a change in management’s estimation of a contingent liability arising from the acquisition of certain business assets in 2012, the Company recorded an additional expense in the amount of $32,749 during the year ended December 31, 2015.  There was no change in estimate in 2016.

NOTE J – SUBSEQUENT EVENT

In January 2017, the Company granted 850,000 employee stock options to three employees with an exercise price of $.01 and 650,000 to eleven employees with an exercise price of $.003. The stock options shall vest one-third each year starting from January 9, 2018 and shall expire on January 9, 2027.

In March 2017, the Company granted 3,000 employee stock options to an employee with an exercise price of $.02. The stock options shall vest one-third each year starting from March 22, 2018, and shall expire on March 22, 2027.

EXHIBIT 31.1

CERTIFICATIONS

I, Roger P. Baresel, certify that:

1.	I have reviewed this annual report on Form 10-K for the year ended December 31, 2016 of FullNet Communications, Inc.;

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

Date: March 30, 2017

/s/ Roger P. Baresel

Roger P. Baresel

Chief Executive Officer and Chief Financial and Accounting Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Jason C. Ayers, certify that:

1.	I have reviewed this annual report on Form 10-K for the year ended December 31, 2016 of FullNet Communications, Inc.;

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

Date: March 30, 2017

/s/ Jason C. Ayers

Jason C. Ayers

President

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Annual Report on Form 10-K of the Company for the year ended December 31, 2016 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 30, 2017	/s/ Roger P. Baresel
Roger P. Baresel
Chief Executive Officer and Chief Financial and Accounting Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned President of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Annual Report on Form 10-K of the Company for the year ended December 31, 2016 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 30, 2017	/s/ Jason C. Ayers
Jason C. Ayers
President