Form 10-Q
period 2017-03-31
FULLNET COMMUNICATIONS INC
filed 2017-05-15
CIK 1092570

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 15, 2017, 11,871,009 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 31,479	$ 20,389
Accounts receivable, net	5,998	6,614
Prepaid expenses and other current assets	21,375	3,061

Total current assets	58,852	30,064

PROPERTY AND EQUIPMENT, net	72,951	77,154

OTHER ASSETS AND INTANGIBLE ASSETS	28,523	30,864

TOTAL ASSETS	$ 160,326	$ 138,082

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 109,761	$ 135,354
Accounts payable, related party	-	13,935
Accrued and other liabilities	593,818	567,643
Convertible notes payable, related party - current portion	46,811	46,811
Deferred revenue	408,846	369,248

Total current liabilities	1,159,236	1,132,991

CONVERTIBLE NOTES PAYABLE, related party - less current portion	125,600	136,441

Total liabilities	1,284,836	1,269,432

STOCKHOLDERS’ DEFICIT
Preferred stock — $.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2017 and 2016	598,500	591,776
Common stock — $.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 11,871,009 shares in 2017 and 2016	119	119
Additional paid-in capital	8,649,936	8,655,009
Accumulated deficit	(10,373,065)	(10,378,254)

Total stockholders’ deficit	(1,124,510)	(1,131,350)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 160,326	$ 138,082

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2017	March 31, 2016
REVENUES
Access service revenues	$ 11,859	$ 16,883
Co-location and other revenues	496,004	474,396

Total revenues	507,863	491,279

OPERATING COSTS AND EXPENSES
Cost of access service revenues	12,875	20,444
Cost of co-location and other revenues	79,938	83,388
Selling, general and administrative expenses	397,787	407,608
Depreciation and amortization	7,310	7,093

Total operating costs and expenses	497,910	518,533

INCOME (LOSS) FROM OPERATIONS	9,953	(27,254)

INTEREST EXPENSE	(4,764)	(4,033)

NET INCOME (LOSS)	$ 5,189	$ (31,287)

Preferred stock dividends	(6,724)	(11,768)

Net loss available to common stockholders	$ (1,535)	$ (43,055)

Net loss per common share
Basic and diluted	$ (.00)	$ (.00)

Weighted average common shares outstanding
Basic and diluted	11,871,009	9,118,161

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Three Months Ended March 31, 2017

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2017	11,871,009	$ 119	987,102	$ 591,776	$ 8,655,009	$ (10,378,254)	$ (1,131,350)

Stock options compensation	-	-	-	-	1,651	-	1,651

Amortization of increasing dividend rate preferred stock discount	-	-	-	6,724	(6,724)	-	-

Net income	-	-	-	-	-	5,189	5,189

Balance at March 31, 2017 – (unaudited)	11,871,009	$ 119	987,102	$ 598,500	$ 8,649,936	$ (10,373,065)	$ (1,124,510)

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 5,189	$ (31,287)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	7,310	7,093
Stock options compensation	1,651	988
Provision for uncollectible accounts receivable	238	430
Net (increase) decrease in
Accounts receivable	378	(1,015)
Prepaid expenses and other current assets	(18,914)	(11,503)
Net increase (decrease) in
Accounts payable	(31,228)	(20,345)
Accrued and other liabilities	26,175	30,776
Deferred revenue	39,598	29,664

Net cash provided by operating activities	30,397	4,801

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(766)	(719)
Cash paid for intangible asset	(7,700)	-

Net cash used in investing activities	(8,466)	(719)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(10,841)	(7,671)

Net cash used in financing activities	(10,841)	(7,671)

NET INCREASE (DECREASE) IN CASH	11,090	(3,589)
Cash at beginning of period	20,389	16,012
Cash at end of period	$ 31,479	$ 12,423

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$ 4,764	$ 4,033

NON-CASH INVESTING AND FINANCING ACTIVITIES

Intangible asset purchased on account	$ 8,300	$ -
Amortization of increasing dividend rate preferred stock discount	$ 6,724	$ 11,768

See accompanying notes to the unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2016.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2017.

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

Schedule of Income (Loss) Per Share
	Three Months Ended
	March 31, 2017	March 31, 2016
Numerator:
Net loss available to common shareholders	$ (1,535)	$ (43,055)
Denominator:
Weighted average shares and share equivalents outstanding – basic	11,871,009	9,118,161
Effect of preferred stock	987,102	987,102
Effect of dilutive stock options	1,257,613	417,246
Effect of dilutive warrants	202,647	216,667
Weighted average shares and share equivalents outstanding – assuming dilution	14,318,371	10,739,176

Net loss per share — basic and diluted	$ (.00)	$ (.00)

 Basic and diluted loss per share were the same for the three months ended March 31, 2017 and 2016 because there was a net loss for the period.

Schedule of Anti-dilutive Securities Excluded
	Three Months Ended
	March 31, 2017	March 31, 2016
Stock options	3,000	1,661,100
Convertible promissory notes	172,411	183,252
Total anti-dilutive securities excluded	175,411	1,844,352

Anti-dilutive securities consist of stock options and convertible promissory notes whose exercise price or conversion price, respectively, was greater than the average market price of the common stock.

2.	GOING CONCERN AND MANAGEMENT’S PLANS

At March 31, 2017 current liabilities exceeded current assets by $1,100,384.  The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

At December 31, 2016 the Company had a secured convertible promissory note from a shareholder with a balance of $144,966.  The interest rate of this note was 6% through December 31, 2014, 7% through December 31, 2015and is 8% through December 31, 2016, 8.5% through December 31, 2017, and 9% through May 31, 2018, with fixed monthly payments of $3,301 and matures May 31, 2018, at which time the remaining balance of principal and all accrued interest shall be due and payable.  This convertible promissory note is secured by all tangible and intangible assets of the Company.  The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the three months ended March 31, 2017, the Company made principal and interest payments totaling $13,203.  The secured convertible promissory note had a balance of $135,773 at March 31, 2017 of which $39,608 is short-term and $96,165 is long-term.

At December 31, 2016 the Company had a secured convertible promissory note from a shareholder with a balance of $38,286.  The interest rate of this note is 6%, required monthly installments of interest only through May 31, 2014, then requires monthly installments of $600 including principal and interest and matures May 31, 2023.  This convertible promissory note is secured by certain equipment of the Company.  The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the three months ended March 31, 2017, the Company made principal and interest payments totaling $2,401.  The secured convertible promissory note had a balance of $36,638 at March 31, 2017 of which $7,203 is short-term and $29,435 is long-term.

4.	STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the three months ended March 31, 2017:

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2016	514,934	$.005	6.26

Options exercisable, December 31, 2016	425,934	$.003	5.78	$ 9,350

Options issued during the period	1,503,000	$.007	-

Options outstanding, March 31, 2017	2,017,934	$.006	8.80

Options exercisable, March 31, 2017	426,934	$.003	5.45	$ 5,956

During the three months ended March 31, 2017, 850,000, 650,000 and 3,000 nonqualified employee stock options were granted with exercise prices of $.01, $.003 and $.02, respectively.  The options were valued using Black-Scholes option pricing model on the respective date of issuance and the fair value of the shares was determined to be $14,461 of which $1,202 was recognized as stock-based compensation expense for the three months ended March 31, 2017.  The stock options will vest one-third on each annual anniversary date of the grant and will expire ten years from the date of the grant.

Total stock-based compensation expense for the three months ended March 31, 2017 was $1,651of which $1,202 was related to options issued during the three months ended March 31, 2017 and $449 was related to options issued in prior years.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the three months ended March 31, 2017:

2017
Risk free interest rate	1.80% - 1.97%
Expected lives (in years)	5
Expected volatility	173% - 174%
Dividend yield	0%

5.	SERIES A CONVERTIBLE PREFERRED STOCK

On March 30, 2017 the Company’s board of directors made the determination that it was in the best interest of the Company and its stockholders to conserve the Company’s working capital at this time and not make the annual dividend payment for the year ending December 31, 2016, on its Series A Convertible Preferred Stock.  The Company has never made an annual dividend payment on its Series A convertible preferred stock.

The amortization of the increasing dividend rate preferred stock discount for the three months ended March 31, 2017 was $6,724.

6.	PROPERTY AND EQUIPMENT

During the three months ended March 31, 2017, $766 was paid for property and equipment and $4,969 was recorded as depreciation expense.

7.	INTANGIBLE ASSET

During the three months ended March 31, 2017, $7,700 was paid for an intangible asset and $2,341 was recorded as amortization expense.  There is a remaining balance of $8,300 purchased on account at March 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our 2016 Annual Report on Form 10-

K and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2016 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”), FullWeb, Inc. (“FullWeb”) and CallMultiplier, Inc. (“CallMultiplier”).

Overview

We are an integrated communications provider.  Through our subsidiaries, we provide high quality, reliable and scalable Internet access, web hosting, equipment co-location, traditional telephone services as well as advanced voice and data solutions.

Our principal executive offices are located at 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102, and our telephone number is (405) 236-8200. We also maintain Internet sites on the World Wide Web (“WWW”) at www.fullnet.net, www.fulltel.com  and www.callmultiplier.com. Information contained on our Web sites is not, and should not be deemed to be, a part of this Report.

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services as well as advanced voice and data solutions. At March 31, 2017 FullTel provided us with local telephone access in approximately 232 cities.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017		March 31, 2016
	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$11,859	2.3%	$16,883	3.4%
Co-location and other revenues	496,004	97.7	474,396	96.6
Total revenues	507,863	100.0	491,279	100.0

Cost of access service revenues	12,875	2.5	20,444	4.2
Cost of co-location and other revenues	79,938	15.7	83,388	17.0
Selling, general and administrative expenses	397,787	78.3	407,608	83.0
Depreciation and amortization	7,310	1.5	7,093	1.4
Total operating costs and expenses	497,910	98.0	518,533	105.6

Income (loss) from operations	9,953	2.0	(27,254)	(5.6)

Interest expense	(4,764)	(1.0)	(4,033)	(0.8)

Net income (loss)	$5,189	1.0%	$(31,287)	(6.4)%

Preferred stock dividends	(6,724)	(1.3)	(11,768)	(2.4)

Net loss available to common stockholders	$(1,535)	(0.3)%	$(43,055)	(8.8)%

Three Months Ended March 31, 2017 (the “2017 1st Quarter”) Compared to Three Months Ended March 31, 2016 (the “2016 1st Quarter”)

Revenues

Access service revenues decreased $5,024 or 29.8% to $11,859 for the 2017 1st Quarter from $16,883 for the same period in 2016 primarily due to a decline in the number of customers.

Co-location and other revenues increased $21,608 or 4.6% to $496,004 for the 2017 1st Quarter from $474,396 for the same period in 2016. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service decreased $7,569 or 37.0% to $12,875 for the 2017 1st Quarter from $20,444 for the same period in 2016.  This decrease was primarily due to reductions in costs of servicing access customers due to a reduction in the number of customers.  Cost of access service revenues as a percentage of access service revenues decreased to 108.6% during the 2017 1st Quarter, compared to 121.1% during the same period in 2016.

Cost of co-location and other revenues decreased $3,450 or 4.1% to $79,938 for the 2017 1st Quarter from $83,388 for the same period in 2016.  This decrease was primarily related to a reduction in long distance usage.  Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 16.1% during the 2017 1st Quarter, compared to 17.6% during the same period in 2016.

Selling, general and administrative expenses decreased $9,821 or 2.4% to $397,787 for the 2017 1st Quarter compared to $407,608 for the same period in 2016.  This decrease was primarily related to decreases in employee costs, professional services, rent expense and supplies of $12,080, $2,702, $2,145 and $1,064, respectively.  These decreases were offset by an increase in advertising costs of $8,036.  Selling, general and administrative expenses as a percentage of total revenues decreased to 78.3% during the 2017 1st Quarter from 83.0% during the same period in 2016.

Depreciation and amortization expense increased $217 or 3.1% to $7,310 for the 2017 1st Quarter compared to $7,093 for the same period in 2016.  This increase was primarily related to the amortization of an intangible asset offset by several assets reaching full depreciation.

  Interest Expense

Interest expense increased $731 or 18.1% to $4,764 for the 2017 1st Quarter compared to $4,033 for the same period in 2016.  This increase was primarily related to an additional note payment made during the 2017 1st Quarter.

Liquidity and Capital Resources

As of March 31, 2017, we had $31,479 in cash and $1,159,236 in current liabilities, including $408,846 of deferred revenues that will not require settlement in cash.

At March 31, 2017 and December 31, 2016, we had working capital deficits of $1,100,384 and $1,102,927, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of March 31, 2017, of the $109,761 we owed to our trade creditors $106,258 was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the three-month periods ended March 31, 2017 and 2016 consist of the following.

	For the Three-Months Periods Ended March 31,
	2017	2016
Net cash flows provided by operations	$ 30,397	$ 4,801
Net cash flows used in investing activities	(8,466)	(719)
Net cash flows used in financing activities	(10,841)	(7,671)

Cash used for the purchase of property and equipment was $766 and $719, respectively, for the three months ended March 31, 2017 and 2016.

Cash used for the purchase of an intangible asset was $7,700 for the three months ended March 31, 2017.  There is a remaining balance of $8,300 purchased on account at March 31, 2017.  No intangible assets were purchased in the three months ended March 31, 2016.

Cash used for principal payments on notes payable was $10,841 and $7,671, respectively, for the three months ended March 31, 2017 and 2016.

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

On March 30, 2017 our board of directors made the determination that it was in the best interest of the Company and its stockholders to conserve our working capital at this time and not make the annual dividend payment for the year ending December 31, 2016.  We have never made an annual dividend payment on our Series A convertible preferred stock.

Financing Activities

We have a secured convertible promissory note from a shareholder which requires monthly installments of $3,301 including principal and interest and is secured by all of our tangible and intangible assets.  At March 31, 2017, the outstanding principal and accrued interest of the secured convertible promissory note was $135,773.

We have a secured convertible promissory note from a shareholder which requires monthly installments of interest only through May 31, 2014 then monthly installments of $600 including principal and interest.  This note is secured by certain equipment.  At March 31, 2017, the outstanding principal and accrued interest of the secured convertible promissory note was $36,638.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of March 31, 2017 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

  Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described in the following paragraph.

We did not identify the proper accounting treatment for Common Stock Purchase Option Re-Pricing during the fourth quarter of the year ending December 31, 2016.  As a result of our subsequent research and identification the appropriate accounting treatment for this transaction, we gained an appropriate level of understanding regarding this type of transaction and do not believe that there will be a recurrence of this failure.

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

During the three months ended March 31, 2017 all events reportable on Form 8-K were reported.

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

#

10.7	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.8	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.9	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC	#

10.10	Employment Agreement with Jason Ayers dated January 1, 2011	#

10.11	Employment Agreement with Timothy J. Kilkenny dated July 6, 2011	#

10.12	Employment Agreement with Roger P. Baresel dated July 6, 2011	#

10.13	Employment Agreement with Jason Ayers dated July 6, 2011	#

10.14	Form 8-K dated May 9, 2013 reporting expansion of the Board of Directors and the election of Jason C. Ayers to the Board of Directors	#

10.15	Schedule 14C Definitive Information Statement dated May 15, 2013 reporting Notice of Action by Written Consent of Shareholders	#

10.19

Form 8-K dated June 3, 2013 reporting the Shareholder Consent to Action in Lieu of a Meeting approving the Amendment and Restatement of the Company’s Certificate of Incorporation,  the re-election of the Board of Directors, the authorization of Series A Convertible Preferred Stock, the authorization of the Exchange Offer and the issuance of Series A Convertible Preferred Stock

#

10.16	Form of Exchange Offer Acceptance Agreement	#

Exhibit
Number	Exhibit

10.17	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC	#

10.18	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC	#

10.20

Form 8-K dated June 6, 2016 reporting the appointment of Roger P. Baresel as Chief Executive Officer, the appointment of Jason C. Ayers as President and a modification in the exercise price for all of the outstanding unexercised common stock purchase options previously issued to employees.

#

10.21

Form 8K dated December 7, 2016 reporting the sale of 2,752,848 restricted shares of common stock pursuant to the exercise of previously issued and outstanding common stock purchase options held by various officers and directors of the Company and their family members.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: May 15,2017	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Roger P. Baresel, certify that:.

1.	I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2017 of FullNet Communications, Inc.;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 15, 2017	/s/ Roger P. Baresel,
Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive and Chief Financial and Accounting Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2017 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2017	/s/ Roger P. Baresel,
Chief Executive Officer and Chief Financial Officer