Form 10-Q
period 2017-06-30
FULLNET COMMUNICATIONS INC
filed 2017-08-11
CIK 1092570

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 10, 2017, 11,871,009 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 14,617	$ 20,389
Accounts receivable, net	7,744	6,614
Prepaid expenses and other current assets	24,748	3,061

Total current assets	47,109	30,064

PROPERTY AND EQUIPMENT, net	68,765	77,154

OTHER ASSETS AND INTANGIBLE ASSETS	26,229	30,864

TOTAL ASSETS	$ 142,103	$ 138,082

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 104,071	$ 135,354
Accounts payable, related party	516	13,935
Accrued and other liabilities	610,070	567,643
Convertible notes payable, related party - current portion	138,282	46,811
Deferred revenue	399,156	369,248

Total current liabilities	1,252,095	1,132,991

CONVERTIBLE NOTES PAYABLE, related party - long-term portion	28,599	136,441

Total liabilities	1,280,694	1,269,432

STOCKHOLDERS’ DEFICIT
Preferred stock — $.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2017 and 2016	605,225	591,776
Common stock — $.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 11,871,009 shares in 2017 and 2016	119	119
Additional paid-in capital	8,644,808	8,655,009
Accumulated deficit	(10,388,743)	(10,378,254)

Total stockholders’ deficit	(1,138,591)	(1,131,350)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 142,103	$ 138,082

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
REVENUES
Access service revenues	$ 11,274	$ 14,918	$ 23,133	$ 31,801
Co-location and other revenues	483,314	457,982	979,318	932,378

Total revenues	494,588	472,900	1,002,451	964,179

OPERATING COSTS AND EXPENSES
Cost of access service revenues	11,021	19,138	23,896	39,582
Cost of co-location and other revenues	85,550	77,911	165,488	161,299
Selling, general and administrative expenses	404,240	367,322	802,027	774,930
Depreciation and amortization	7,185	6,946	14,495	14,039

Total operating costs and expenses	507,996	471,317	1,005,906	989,850

LOSS FROM OPERATIONS	(13,408)	1,583	(3,455)	(25,671)

INTEREST EXPENSE	(2,270)	(3,884)	(7,034)	(7,917)

NET LOSS	$ (15,678)	$ (2,301)	$ (10,489)	$ (33,588)
Preferred stock dividends	(6,725)	(11,768)	(13,449)	(23,536)
Net loss available to common stockholders	$ (22,403)	$ (14,069)	$ (23,938)	$ (57,124)

Net loss per common share Basic and diluted	$ (.00)	$ (.00)	$ (.00)	$ (.01)

Weighted average common shares outstanding Basic and diluted	11,871,009	9,118,161	11,871,009	9,118,161

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Six Months Ended June 30, 2017

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2017	11,871,009	$ 119	987,102	$ 591,776	$ 8,655,009	$ (10,378,254)	$ (1,131,350)

Stock options compensation	-	-	-	-	3,248	-	3,248

Amortization of increasing dividend rate preferred stock discount	-	-	-	13,449	(13,449)	-	-

Net loss	-	-	-	-	-	(10,489)	(10,489)

Balance at June 30, 2017 – (unaudited)	11,871,009	$ 119	987,102	$ 605,225	$ 8,644,808	$ (10,388,743)	$ (1,138,591)

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (10,489)	$ (33,588)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	14,495	14,039
Stock options compensation	3,248	8,230
Provision for uncollectible accounts receivable	429	507
Net (increase) decrease in
Accounts receivable	(1,559)	(2,072)
Prepaid expenses and other current assets	(21,687)	(7,626)
Net increase (decrease) in
Accounts payable	(44,702)	(11,405)
Accrued and other liabilities	42,427	37,248
Deferred revenue	29,908	21,363

Net cash provided by operating activities	12,070	26,696

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(1,471)	(5,947)

Net cash used in investing activities	(1,471)	(5,947)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(16,371)	(15,490)

Net cash used in financing activities	(16,371)	(15,490)

NET INCREASE (DECREASE) IN CASH	(5,772)	5,259
Cash at beginning of period	20,389	16,012
Cash at end of period	$ 14,617	$ 21,271

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$ 7,033	$ 7,917

NON-CASH INVESTING AND FINANCING ACTIVITIES

Amortization of increasing dividend rate preferred stock discount	$ 13,449	$ 23,536

See accompanying notes to the unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

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

Schedule of Income (Loss) Per Share
	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Numerator:
Net loss available to common shareholders	$ (22,403)	$ (14,069)	$ (23,938)	$ (57,124)
Denominator:
Weighted average shares and share equivalents outstanding – basic	11,871,009	9,118,161	11,871,009	9,118,161
Effect of preferred stock	987,102	987,102	987,102	987,102
Effect of dilutive stock options	1,716,630	2,884,569	1,581,341	2,849,248
Effect of dilutive warrants	233,852	222,727	225,917	220,000
Weighted average shares and share equivalents outstanding – assuming dilution	14,808,593	13,212,560	14,665,369	13,174,511

Net loss per share — basic and diluted	$ (.00)	$ (.00)	$ (.00)	$ (.01)

 Basic and diluted loss per share were the same for the three and six months ended June 30, 2017 and 2016 because there was a net loss for the period.

Schedule of Anti-dilutive Securities Excluded
	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Stock options	-	9,000	-	9,000
Convertible promissory notes	166,881	199,346	166,881	199,346
Total anti-dilutive securities excluded	166,881	208,346	166,881	208,346

Anti-dilutive securities consist of stock options and convertible promissory notes whose exercise price or conversion price, respectively, was greater than the average market price of the common stock.

2.	GOING CONCERN AND MANAGEMENT’S PLANS

At June 30, 2017, current liabilities exceeded current assets by $1,204,986. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

At December 31, 2016 the Company had a secured convertible promissory note from a shareholder with a balance of $144,966.  The interest rate of this note was 6% through December 31, 2014 and is 7% through December 31, 2015, 8% through December 31, 2016, 8.5% through December 31, 2017, and 9% through May 31, 2018, with fixed monthly payments of $3,301 and matures May 31, 2018, at which time the remaining balance of principal and all accrued interest shall be due and payable.  This convertible promissory note is secured by all tangible and intangible assets of the Company. The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the six months ended June 30, 2017, the Company made principal and interest payments totaling $19,804.  The secured convertible promissory note had a balance of $131,079 at June 30, 2017 which is all short-term.

At December 31, 2016 the Company had a secured convertible promissory note from a shareholder with a balance of $38,286.  The interest rate of this note is 6%, required monthly installments of interest only through May 31, 2014, then requires monthly installments of $600 including principal and interest and matures May 31, 2023.  This convertible promissory note is secured by certain equipment of the Company.  The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the six months ended June 30, 2017, the Company made principal and interest payments totaling $3,602.  The secured convertible promissory note had a balance of $35,802 at June 30, 2017 of which $7,203 is short-term and $28,599 is long-term.

4.	STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the six months ended June 30, 2017:

Schedule of Employee Stock Option Activity
	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2016	514,934	$.005	6.26

Options exercisable, December 31, 2016	425,934	$.003	5.78	$ 9,350

Options granted during the period	1,503,000.007

Options forfeited during the period	(23,000)	.007

Options expired during the period	(3,000)	0.003

Options outstanding, June 30, 2017	1,991,934	$.006	8.55

Options exercisable, June 30, 2017	429,934	$.003	5.28	$ 15,887

During the six months ended June 30, 2017, 850,000, 650,000 and 3,000 nonqualified employee stock options were granted with exercise prices of $.01, $.003 and $.02, respectively and 20,000 of these $.003 options were forfeited.  The options were valued using Black-Scholes option pricing model on the respective date of issuance and the fair value of the shares was determined to be $14,461 of which $2,376 was recognized as stock-based compensation expense for the six months ended June 30, 2017. The remaining  1,483,000 stock options will vest one-third on each annual anniversary date of the grant and will expire ten years from the date of the grant.  During the six months ended June 30, 2017, 3,000 employee stock options were forfeited and 3,000 employee stock options expired that were related to options granted in prior years.

Total stock-based compensation expense for the three months ended June 30, 2017 was $1,597 of which $1,174 was related to options issued during 2017 and $423 was related to options issued in prior years.  Total stock-based compensation expense for the six months ended June 30, 2017 was $3,248 of which $2,376 was related to options issued during 2017 and $872 was related to options issued in prior years.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the six months ended June 30, 2017:

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

The amortization of the increasing dividend rate preferred stock discount for the three and six months ended June 30, 2017 was $6,725 and $13,449, respectively.

6.	PROPERTY AND EQUIPMENT

During the six months ended June 30, 2017, $1,471 was paid for property and equipment.  During the three and six months ended June 30, 2017, $4,891 and $9,860 was recorded as depreciation expense, respectively.

7.	INTANGIBLE ASSET

During the three and six months ended June 30, 2017, $2,294 and $4,635 was recorded as amortization expense, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our 2016 Annual Report on Form 10-K and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2016 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. References to us in this report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”), FullWeb, Inc. (“FullWeb”) and CallMultiplier, Inc. (“CallMultiplier”).

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; traditional telephone services as well as advanced voice and data solutions. At June 30, 2017 FullTel provided us with local telephone access in approximately 232 cities.

Through CallMultiplier, our wholly owned subsidiary, we offer a comprehensive cloud-based solution to consumers and businesses for automated calling, texting and voice message delivery.

Our common stock trades on the OTC “Pink Sheets” under the symbol FULO.  While our common stock trades on the OTC “Pink Sheets”, it is very thinly traded and there can be no assurance that our stockholders will be able to sell their shares should they so desire. Any market for the common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the market price may be volatile.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended				Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Revenues:
Access service revenues	$ 11,274	2.3%	$ 14,918	3.2%	$ 23,133	2.3%	$ 31,801	3.3%
Co-location and other revenues	483,314	97.7	457,982	96.8	979,318	97.7	932,378	96.7
Total revenues	494,588	100.0	472,900	100.0	1,002,451	100.0	964,179	100.0

Cost of access service revenues	11,021	2.2	19,138	4.0	23,896	2.4	39,582	4.1
Cost of co-location and other revenues	85,550	17.3	77,911	16.5	165,488	16.5	161,299	16.7
Selling, general and administrative expenses	404,240	81.7	367,322	77.7	802,027	80.0	774,930	80.4
Depreciation and amortization	7,185	1.5	6,946	1.5	14,495	1.4	14,039	1.5
Total operating costs and expenses	507,996	102.7	471,317	99.7	1,005,906	100.3	989,850	102.7

Income (loss) from operations	(13,408)	(2.7)	1,583	0.3	(3,455)	(0.3)	(25,671)	(2.7)

Interest expense	(2,270)	(0.5)	(3,884)	(0.8)	(7,034)	(0.7)	(7,917)	(0.8)

Net loss	$ (15,678)	(3.2)%	$ (2,301)	(0.5)%	$ (10,489)	(1.0)%	$ (33,588)	(3.5)%

Preferred stock dividends	(6,725)	(1.3)	(11,768)	(2.5)	(13,449)	(1.3)	(23,536)	(2.4)

Net loss available to common stockholders	$ (22,403)	(4.5)%	$ (14,069)	(3.0)%	$ (23,938)	(2.3)%	$ (57,124)	(5.9)%

Three Months Ended June 30, 2017 (the “2017 2nd Quarter”) Compared to Three Months Ended June 30, 2016 (the “2016 2nd Quarter”)

Revenues

Access service revenues decreased $3,644 or 24.4% to $11,274 for the 2017 2nd Quarter from $14,918 for the same period in 2016 primarily due to a decline in the number of customers.

Co-location and other revenues increased $25,332 or 5.5% to $483,314 for the 2017 2nd Quarter from $457,982 for the same period in 2016. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service decreased $8,117 or 42.4% to $11,021 for the 2017 2nd Quarter from $19,138 for the same period in 2016.  This decrease was primarily due to reductions in costs of servicing access customers due to a reduction in the number of customers.  Cost of access service revenues as a percentage of access service revenues decreased to 97.8% during the 2017 2nd Quarter, compared to 128.2% during the same period in 2016.

Cost of co-location and other revenues increased $7,639 or 9.8% to $85,550 for the 2017 2nd Quarter from $77,911 for the same period in 2016.  This increase was primarily related to increases in costs of servicing advanced voice and data solutions customers due to an increase in the number of customers utilizing those services.  Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 17.7% during the 2017 2nd Quarter, compared to 17.0% during the period in 2016.

Selling, general and administrative expenses increased $36,918 or 10.1% to $404,240 for the 2017 2nd Quarter compared to $367,322 for the same period in 2016. This increase is primarily related to increases in property taxes, advertising and agent commissions of $13,639, $21,448 and $12,936, respectively.  These increases were offset by decreases in employee costs and professional services of $7,306 and $4,525, respectively.  In the 2017 2nd Quarter we had non-recurring agent commissions expense of $13,275.  In the 2016 2nd Quarter we received a refund of 2011 property taxes of $13,665 and had a related property tax consultant fee expense of $4,525.  Also in the 2016 2nd Quarter employee costs included $6,897 of stock-based compensation expense due to the reduction of the exercise price to $.003 on 2,968,782 employee stock options with exercise prices ranging from $.01 to $.065.  Selling, general and administrative expenses as a percentage of total revenues increased to 81.7% during the 2017 2nd Quarter from 77.7% during the same period in 2016.

Depreciation and amortization expense remained relatively the same at $7,185 for the 2017 Period compared to $6,946 for the 2016 Period.

Interest Expense

Interest expense decreased $1,614 or 41.6% to $2,270 for the 2017 2nd Quarter compared to $3,884 for the same period in 2016 which was related to us making only two note payments in the 2017 2nd Quarter compared to three note payments in the 2016 2nd Quarter.

Six Months Ended June 30, 2017 (the “2017 Period”) Compared to Six Months Ended June 30, 2016 (the “2016 Period”)

Revenues

Access service revenues decreased $8,668 or 27.3% to $23,133 for the 2017 Period from $31,801 for the 2016 Period primarily due to a decline in the number of customers.

Co-location and other revenues increased $46,940 or 5.0% to $979,318 for the 2017 Period from $932,378 for the 2016 Period.  This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $15,686 or 39.6% to $23,896 for the 2017 Period from $39,582 for the 2016 Period. This decrease was primarily due to reductions in costs of servicing access customers due to a reduction in the number of customers.  Cost of access service revenues as a percentage of access service revenues decreased to 103.3% during the 2016 Period, compared to 124.5% during the 2016 Period.

Cost of co-location and other revenues increased $4,189 or 2.6% to $165,488 for the 2017 Period from $161,299 for the 2016 Period.  This increase was primarily related to increases in costs of servicing advanced voice and data solutions customers due to an increase in the number of customers utilizing those services.  Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 16.9% during the 2017 Period compared to 17.3% during the 2016 Period.

Selling, general and administrative expenses increased $27,097 or 3.5% to $802,027 for the 2017 Period compared to $774,930 for the 2016 Period.  This increase is primarily related to increases in property taxes, advertising and agent commissions of $13,563, $29,484 and $12,936, respectively.  These increases were offset by decreases in employee costs and professional services of $19,386 and $7,227, respectively.  In the 2017 Period we had non-recurring agent commissions expense of $13,275.  In the 2016 Period we received a refund of 2011 property taxes of $13,665 and had a related property tax consultant fee expense of $4,525.  Also in the 2016 Period employee costs included $6,897 of stock-based compensation expense due to the reduction of the exercise price to $.003 on 2,968,782 employee stock options with exercise prices ranging from $.01 to $.065.  Selling, general and administrative expenses as a percentage of total revenues decreased to 80.0% during the 2016 Period from 80.4% during the 2016 Period.

Depreciation and amortization expense remained relatively the same at $14,495 for the 2017 Period compared to $14,039 for the 2016 Period.

Interest Expense

Interest expense remained relatively the same at $7,034 for the 2017 Period compared to $7,917 for the 2016 Period.

Liquidity and Capital Resources

As of June 30, 2017, we had $14,617 in cash and $1,252,095 in current liabilities, including $399,156 of deferred revenues that will not require settlement in cash.

At June 30, 2017 and December 31, 2016, we had working capital deficits of $1,204,986 and $1,102,927, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of June 30, 2017, of the $104,071 we owed to our trade creditors $96,347 was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the six-month periods ended June 30, 2017 and 2016 consist of the following.

	For the Six-Month Periods Ended June 30,
	2017	2016
Net cash flows provided by operations	$ 12,070	$ 26,696
Net cash flows used in investing activities	(1,471)	(5,947)
Net cash flows used in financing activities	(16,371)	(15,490)

Cash used for the purchase of property and equipment was $1,471 and $5,947, respectively, for the six months ended June 30, 2017 and 2016.

Cash used for principal payments on notes payable was $16,371 and $15,490, respectively, for the six months ended June 30, 2017 and 2016.

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

Financing Activities

We have a secured convertible promissory note from a shareholder which requires monthly installments of $3,301 including principal and interest and is secured by all of our tangible and intangible assets.  At June 30, 2017, the outstanding principal of the secured convertible promissory note was $131,079.

We have a secured convertible promissory note from a shareholder which requires monthly installments of interest only through May 31, 2014 then monthly installments of $600 including principal and interest.  This note is secured by certain equipment.  At June 30, 2017, the outstanding principal of the secured convertible promissory note was $35,802.

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

Our principal executive officer (CEO), who is also our principal financial officer (CFO), evaluated the effectiveness of disclosure controls and procedures as of June 30, 2017 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2017, we issued 850,000, 650,000 and 3,000 nonqualified employee stock options with exercise prices of $.01, $.003 and $.02, respectively and 20,000 of these $.003 options were forfeited.  The remaining 1,483,000 stock options will vest one-third on each annual anniversary date of the grant and will expire ten years from the date of the grant.  We do not have a written employee stock option plan.  In connection with the issuance of these common stock options, no underwriting discounts or commissions were paid or will be paid. The common stock options were issued without registration under the Securities Act of 1933, as amended, in reliance on the registration exemption afforded by Regulation D and more specifically Rule 506 of Regulation D.

Item 5. Other Information

During the three months ended June 30, 2017 all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: August 10, 2017	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Roger P. Baresel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2017 of FullNet Communications, Inc.;

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

Date: August 10, 2017

/s/ Roger P. Baresel Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350 (as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer and Chief Financial Officer of FullNet Communications, Inc. (the “Company”), hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2017 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 10, 2017	/s/ Roger P. Baresel,
Chief Executive Officer and Chief Financial Officer