Form 10-Q
period 2017-09-30
FULLNET COMMUNICATIONS INC
filed 2017-11-14
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-27031

FULLNET COMMUNICATIONS INC

(Exact name of registrant as specified in its charter)

OKLAHOMA	731473361

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

As of November 14, 2017, 11,871,009 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — September 30, 2017 (Unaudited) and December 31, 2016	3

Condensed Consolidated Statements of Operations — Three and Nine months ended September 30, 2017 and 2016 (Unaudited)	4

Condensed Consolidated Statements of Stockholders’ Deficit — Nine months ended September 30, 2017 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2017 and 2016 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	20

Exhibit 31.1
Exhibit 32.1

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$23,958	$20,389
Accounts receivable, net	7,672	6,614
Prepaid expenses and other current assets	19,966	3,061

Total current assets	51,596	30,064

PROPERTY AND EQUIPMENT, net	64,280	77,154

OTHER ASSETS AND INTANGIBLE ASSETS	24,021	30,864

TOTAL ASSETS	$139,897	$138,082

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$86,342	$135,354
Accounts payable, related party	3,461	13,935
Accrued and other liabilities	632,382	567,643
Convertible notes payable, related party - current portion	131,115	46,811
Deferred revenue	405,727	369,248

Total current liabilities	1,259,027	1,132,991

CONVERTIBLE NOTES PAYABLE, related party - long-term portion	27,328	136,441

Total liabilities	1,286,355	1,269,432

STOCKHOLDERS’ DEFICIT
Preferred stock — $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2017 and 2016	611,950	591,776
Common stock — $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 11,871,009 shares in 2017 and 2016	119	119
Additional paid-in capital	8,645,840	8,655,009
Accumulated deficit	(10,404,367)	(10,378,254)

Total stockholders’ deficit	(1,146,458)	(1,131,350)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$139,897	$138,082

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
REVENUES
Access service revenues	$9,759	$14,350	$32,892	$46,151
Co-location and other revenues	492,217	464,248	1,471,535	1,396,626

Total revenues	501,976	478,598	1,504,427	1,442,777

OPERATING COSTS AND EXPENSES
Cost of access service revenues	11,813	19,353	35,709	58,935
Cost of co-location and other revenues	83,824	78,872	249,312	240,171
Selling, general and administrative expenses	412,040	374,209	1,214,067	1,149,139
Depreciation and amortization	6,693	6,701	21,188	20,740

Total operating costs and expenses	514,370	479,135	1,520,276	1,468,985

LOSS FROM OPERATIONS	(12,394)	(537)	(15,849)	(26,208)

INTEREST EXPENSE	(3,230)	(3,732)	(10,264)	(11,649)

NET LOSS	$(15,624)	$(4,269)	$(26,113)	$(37,857)
Preferred stock dividends	(6,725)	(11,768)	(20,174)	(35,304)
Net loss available to common stockholders	$(22,349)	$(16,037)	$(46,287)	$(73,161)

Net loss per common share Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding Basic and diluted	11,871,009	9,118,161	11,871,009	9,118,161

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Nine Months Ended September 30, 2017

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2017	11,871,009	$119	987,102	$591,776	$8,655,009	$(10,378,254)	$(1,131,350)

Stock options compensation	-	-	-	-	11,005	-	11,005

Amortization of increasing dividend rate preferred stock discount		-		20,174	(20,174)	-	-

Net loss		-		-	-	(26,113)	(26,113)

Balance at September 30, 2017 – (unaudited)	11,871,009	$119	987,102	$611,950	$8,645,840	$(10,404,367)	$(1,146,458)

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,113)	$(37,857)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	21,188	20,740
Stock options compensation	11,005	8,679
Provision for uncollectible accounts receivable	262	2,832
Net (increase) decrease in
Accounts receivable	(1,320)	(5,059)
Prepaid expenses and other current assets	(16,905)	(12,458)
Net increase (decrease) in
Accounts payable	(59,486)	(10,651)
Accrued and other liabilities	64,739	41,746
Deferred revenue	36,479	22,386

Net cash provided by operating activities	29,849	30,358

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(1,471)	(6,596)

Net cash used in investing activities	(1,471)	(6,596)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(24,809)	(23,460)

Net cash used in financing activities	(24,809)	(23,460)

NET INCREASE (DECREASE) IN CASH	3,569	302
Cash at beginning of period	20,389	16,012
Cash at end of period	$ 23,958	$16,314

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$10,300	$11,649

NON-CASH INVESTING AND FINANCING ACTIVITIES

Amortization of increasing dividend rate preferred stock discount	$20,174	$35,304

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

Schedule of Income (Loss) Per Share
	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Numerator:
Net loss available to common shareholders	$(22,349)	$(16,037)	$(46,287)	$(73,161)
Denominator:
Weighted average shares and share equivalents outstanding – basic	11,871,009	9,118,161	11,871,009	9,118,161
Effect of preferred stock	987,102	987,102	987,102	987,102
Effect of dilutive stock options	1,796,778	2,884,570	1,745,847	2,849,248
Effect of dilutive warrants	232,180	222,727	229,115	220,000
Weighted average shares and share equivalents outstanding – assuming dilution	14,887,069	13,212,560	14,833,074	13,174,511

Net loss per share — basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

 Basic and diluted loss per share were the same for the three and nine months ended September 30, 2017 and 2016 because there was a net loss for the period.

Schedule of Anti-dilutive Securities Excluded
	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Stock options	-	36,000	-	36,000
Convertible promissory notes	158,443	191,376	158,443	191,376
Total anti-dilutive securities excluded	158,443	227,376	158,443	227,376

Anti-dilutive securities consist of stock options and convertible promissory notes whose exercise price or conversion price, respectively, was greater than the average market price of the common stock.

2.   GOING CONCERN AND MANAGEMENT’S PLANS

At September 30, 2017, current liabilities exceeded current assets by $1,207,431. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

3.   CONVERTIBLE NOTES PAYABLE RELATED PARTY

At December 31, 2016 the Company had a secured convertible promissory note from a shareholder with a balance of $144,966.  The interest rate of this note was 6% through December 31, 2014 and is 7% through December 31, 2015, 8% through December 31, 2016, 8.5% through December 31, 2017, and 9% through May 31, 2018, with fixed monthly payments of $3,301 and matures May 31, 2018, at which time the remaining balance of principal and all accrued interest shall be due and payable.  This convertible promissory note is secured by all tangible and intangible assets of the Company. The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the nine months ended September 30, 2017, the Company made principal and interest payments totaling $29,706.  The secured convertible promissory note had a balance of $123,912 at September 30, 2017 which is all short-term.

At December 31, 2016 the Company had a secured convertible promissory note from a shareholder with a balance of $38,286.  The interest rate of this note is 6%, required monthly installments of interest only through May 31, 2014, then requires monthly installments of $600 including principal and interest and matures May 31, 2023.  This convertible promissory note is secured by certain equipment of the Company.  The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the nine months ended September 30, 2017, the Company made principal and interest payments totaling $5,403.  The secured convertible promissory note had a balance of $34,531 at September 30, 2017 of which $7,203 is short-term and $27,328 is long-term.

4.   STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the nine months ended September 30, 2017:

Schedule of Employee Stock Option Activity
	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2016	514,934	$.005	6.26

Options exercisable, December 31, 2016	425,934	$.003	5.78	$ 9,350

Options granted during the period	1,623,000.007

Options forfeited during the period	(23,000)	.007

Options expired during the period	(6,000)	.003

Options outstanding, September 30, 2017	2,108,934	$.006	8.41

Options exercisable, September 30, 2017	576,934	$.003	6.17	$ 21,326

During the nine months ended September 30, 2017, 850,000, 770,000, and 3,000 nonqualified employee stock options were granted with exercise prices of $.01, $.003, and $.02, respectively; 20,000 of these $.003 options were forfeited, and on September 30, 2017, the vesting requirement on 150,000 employee stock options was waived for a retiring employee.  The Company performed an analysis on the waived vesting under ASC 718-20 “stock compensation” and recorded an incremental expense of $5,996.  The remaining 1,453,000 stock options will vest one-third on each annual anniversary date of the grant and will expire ten years from the date of the grant.  The options were valued using Black-Scholes option pricing model on the respective date of issuance and the fair value of the shares was determined to be $19,257 of which $3,697 was recognized as stock-based compensation expense for the nine months ended September 30, 2017.  During the nine months ended September 30, 2017, 3,000 employee stock options were forfeited, and 6,000 employee stock options expired that were related to options granted in prior years.

Total stock-based compensation expense for the three months ended September 30, 2017 was $7,757 of which $7,317 was related to options issued during 2017 and $440 was related to options issued in prior years.  Total stock-based compensation expense for the nine months ended September 30, 2017 was $11,005 of which $9,693 was related to options issued during 2017 and $1,312 was related to options issued in prior years.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the nine months ended September 30, 2017:

2017
Risk free interest rate	1.97% - 2.08%
Expected lives (in years)	5
Expected volatility	173% - 267%
Dividend yield	0%

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

The amortization of the increasing dividend rate preferred stock discount for the three and nine months ended September 30, 2017 was

$6,725 and $20,174, respectively.

6.   PROPERTY AND EQUIPMENT

During the nine months ended September 30, 2017, $1,471 was paid for property and equipment.  During the three and nine months ended September 30, 2017, $4,485 and $14,345 was recorded as depreciation expense, respectively.

7.   INTANGIBLE ASSET

During the three and nine months ended September 30, 2017, $2,208 and $6,843 was recorded as amortization expense, respectively.

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

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; traditional telephone services as well as advanced voice and data solutions. At September 30, 2017 FullTel provided us with local telephone access in approximately 232 cities.

Through CallMultiplier, our wholly owned subsidiary, we offer a comprehensive cloud-based solution to consumers and businesses for automated texting and voice message delivery.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Revenues:
Access service revenues	$9,759	1.9%	$14,350	3.0%	$32,892	2.2%	$46,151	3.2%
Co-location and other revenues	492,217	98.1	464,248	97.0	1,471,535	97.8	1,396,626	96.8
Total revenues	501,976	100.0	478,598	100.0	1,504,427	100.0	1,442,777	100.0

Cost of access service revenues	11,813	2.4	19,353	4.0	35,709	2.4	58,935	4.1
Cost of co-location and other revenues	83,824	16.7	78,872	16.5	249,312	16.6	240,171	16.6
Selling, general and administrative expenses	412,040	82.1	374,209	78.2	1,214,067	80.7	1,149,139	79.7
Depreciation and amortization	6,693	1.3	6,701	1.4	21,188	1.4	20,740	1.4
Total operating costs and expenses	514,370	102.5	479,135	100.1	1,520,276	101.1	1,468,985	101.8

Income (loss) from operations	(12,394)	(2.5)	(537)	(0.1)	(15,849)	(1.1)	(26,208)	(1.8)

Interest expense	(3,230)	(0.6)	(3,732)	(0.8)	(10,264)	(0.7)	(11,649)	(0.8)

Net loss	$(15,624)	(3.1)%	$(4,269)	(0.9)%	$(26,113)	(1.7)%	$(37,857)	(2.6)%

Preferred stock dividends	(6,725)	(1.3)	(11,768)	(2.5)	(20,174)	(1.3)	(35,304)	(2.5)

Net loss available to common stockholders	$(22,349)	(4.4)%	$(16,037)	(3.4)%	$(46,287)	(3.1)%	$(73,161)	(5.1)%

Three Months Ended September 30, 2017 (the “2017 3rd Quarter”) Compared to Three Months Ended September 30, 2016 (the “2016 3rd Quarter”)

Revenues

Access service revenues decreased $4,591 or 32.0% to $9,759 for the 2017 3rd Quarter from $14,350 for the same period in 2016 primarily due to a decline in the number of customers.

Co-location and other revenues increased $27,969 or 6.0% to $492,217 for the 2017 3rd Quarter from $464,248 for the same period in 2016. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service decreased $7,540 or 39.0% to $11,813 for the 2017 3rd Quarter from $19,353 for the same period in 2016.  This decrease was primarily due to reductions in costs of servicing access customers due to a reduction in the number of customers.  Cost of access service revenues as a percentage of access service revenues decreased to 121.0% during the 2017 3rd Quarter, compared to 134.9% during the same period in 2016.

Cost of co-location and other revenues increased $4,952 or 6.3% to $83,824 for the 2017 3rd Quarter from $78,872 for the same period in 2016.  This increase was primarily related to increases in costs of servicing advanced voice and data solutions customers due to an increase in the number of customers utilizing those services.  Cost of co-location and other revenues as a percentage of co-location and other revenues remained at 17.0% during the 2017 3rd Quarter, compared to 17.0% during the period in 2016.

Selling, general and administrative expenses increased $37,831 or 10.1% to $412,040 for the 2017 3rd Quarter compared to $374,209 for the same period in 2016. This increase is primarily related to increases in advertising, employee noncash compensation, and deferred compensation of $25,609, $7,308, and $5,855, respectively.  These increases were offset by decreases in professional services of $2,437.  In the 2017 3rd Quarter we had non-recurring agent commissions expense of $619.  Also in the 2017 3rd Quarter, employee costs increased $13,324, which included $5,996 of stock-based compensation expense due to the waiver of the vesting requirement for a retiring employee’s stock options.  Selling, general and administrative expenses as a percentage of total revenues increased to 82.1% during the 2017 3rd Quarter from 78.2% during the same period in 2016.

Depreciation and amortization expense remained relatively the same at $6,693 for the 2017 Period compared to $6,701 for the 2016 Period.

Interest Expense

Interest expense decreased $502, or 13.5% to $3,230 for the 2017 3rd Quarter compared to $3,732 for the same period in 2016 which was related to the decreasing amount of the payment being interest and a greater portion being principal payment in 2017.

Nine Months Ended September 30, 2017 (the “2017 Period”) Compared to Nine Months Ended September 30, 2016 (the “2016 Period”)

Revenues

Access service revenues decreased $13,259 or 28.7% to $32,892 for the 2017 Period from $46,151 for the 2016 Period primarily due to a decline in the number of customers.

Co-location and other revenues increased $74,909 or 5.4% to $1,471,535 for the 2017 Period from $1,396,626 for the 2016 Period.  This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $23,226 or 39.4% to $35,709 for the 2017 Period from $58,935 for the 2016 Period. This decrease was primarily due to reductions in costs of servicing access customers due to a reduction in the number of customers.  Cost of access service revenues as a percentage of access service revenues decreased to 108.6% during the 2017 Period, compared to 127.7% during the 2016 Period.

Cost of co-location and other revenues increased $9,141 or 3.8% to $249,312 for the 2017 Period from $240,171 for the 2016 Period.  This increase was primarily related to increases in costs of servicing advanced voice and data solutions customers due to an increase in the number of customers utilizing those services.  Cost of co-location and other revenues as a percentage of co-location and other revenues decreased to 16.9% during the 2017 Period compared to 17.2% during the 2016 Period.

Selling, general and administrative expenses increased $64,928 or 5.7% to $1,214,067 for the 2017 Period compared to $1,149,139 for the 2016 Period.  This increase is primarily related to increases in property taxes, advertising and agent commissions of $13,790, $55,093 and $13,555, respectively.  These increases were offset by decreases in employee costs and professional services of $6,062 and $9,664, respectively.  In the 2017 Period we had non-recurring agent commissions expense of $13,894.  Also in the 2017 3rd Quarter, employee costs increased $13,324, which included $5,996 of stock-based compensation expense due to the waiver of the vesting requirement for a retiring employee’s stock options.  Selling, general and administrative expenses as a percentage of total revenues increased to 80.7% during the 2017 Period from 79.6% during the 2016 Period.

Depreciation and amortization expense remained relatively the same at $21,188 for the 2017 Period compared to $20,740 for the 2016 Period.

Interest Expense

Interest expense decreased $1,385 or 11.9% to $10,263 for the 2017 Period compared to $11,649 for the 2016 Period due to a greater portion of the loan payment being applied to principal instead of interest.

Liquidity and Capital Resources

As of September 30, 2017, we had $23,958 in cash and $1,259,027 in current liabilities, including $405,727 of deferred revenues that will not require settlement in cash.

At September 30, 2017 and December 31, 2016, we had working capital deficits of $1,207,431 and $1,102,927, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of September 30, 2017, of the $86,342 we owed to our trade creditors $81,518 was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the nine-month periods ended September 30, 2017 and 2016 consist of the following.

	For the Nine-Month Periods Ended September 30,
	2017	2016
Net cash flows provided by operations	$29,849	$30,358
Net cash flows used in investing activities	(1,471)	(6,596)
Net cash flows used in financing activities	(24,809)	(23,460)

Cash used for the purchase of property and equipment was $1,471 and $6,596, respectively, for the nine months ended September 30, 2017 and 2016.

Cash used for principal payments on notes payable was $24,809 and $23,460, respectively, for the nine months ended September 30, 2017 and 2016.

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

There is no assurance that we will be successful in developing and maintaining a level of cash flows from operations sufficient to permit payment of our outstanding indebtedness. If we are unable to generate sufficient cash flows from operations to service our indebtedness, we will be required to modify or abandon our growth plans, limit our capital expenditures, restructure or refinance our indebtedness or seek additional capital or liquidate our assets. There is no assurance that (in) any of these strategies could be effectuated on satisfactory terms, if at all, or on a timely basis or (ii) any of these strategies will yield sufficient proceeds to service our debt or otherwise adequately fund operations.

On March 30, 2017 our board of directors made the determination that it was in the best interest of the Company and its stockholders to conserve our working capital at this time and not make the annual dividend payment for the year ending December 31, 2016.  The Company has never made an annual dividend payment on its Series A convertible preferred stock.

Financing Activities

We have a secured convertible promissory note from a shareholder which requires monthly installments of $3,301 including principal and interest and is secured by all of our tangible and intangible assets.  At September 30, 2017, the outstanding principal of the secured convertible promissory note was $123,912.

We have a secured convertible promissory note from a shareholder which requires monthly installments of interest only through May 31, 2014 then monthly installments of $600 including principal and interest.  This note is secured by certain equipment.  At September 30, 2017, the outstanding principal of the secured convertible promissory note was $34,531.

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

Our principal executive officer (CEO), who is also our principal financial officer (CFO), evaluated the effectiveness of disclosure controls and procedures as of September 30, 2017 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2017, we issued 850,000, 650,000, 3,000, and 120,000 nonqualified employee stock options with exercise prices of $.01, $.003, $.02, and $.003, respectively; 20,000 of these $.003 options were forfeited; 6,000 of these $.003 options expired; and the vesting requirement for 150,000 of these $.003 options was waived for a retiring employee.  The remaining 1,453,000 stock options will vest one-third on each annual anniversary date of the grant and will expire ten years from the date of the grant.  We do not have a written employee stock option plan.  In connection with the issuance of these common stock options, no underwriting discounts or commissions were paid or will be paid. The common stock options were issued without registration under the Securities Act of 1933, as amended, in reliance on the registration exemption afforded by Regulation D and more specifically Rule 506 of Regulation D.

Item 5. Other Information

During the three months ended September 30, 2017 all events reportable on Form 8-K were reported.

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

#

10.8

Amendment to Financial Advisory Services Agreement between Registrant and National Securities Corporation, dated April 21, 2000 (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the Quarter ended September 30, 2000 and incorporated herein by reference).

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

10.49

Form 8-K dated September 3, 2013 reporting the Shareholder Consent to Action in Lieu of a Meeting approving the Amendment and Restatement of the Company’s Certificate of Incorporation,  the re-election of the Board of Directors, the authorization of Series A Convertible Preferred Stock, the authorization of the Exchange Offer and the issuance of Series A Convertible Preferred Stock

#

10.50	Form of Exchange Offer Acceptance Agreement	#

Exhibit
Number	Exhibit

10.51	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC	#

10.52	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC	#

10.53

Form 8-K dated September 6, 2016 reporting the appointment of Roger P. Baresel as Chief Executive Officer, the appointment of Jason C. Ayers as President and a modification in the exercise price for all of the outstanding unexercised common stock purchase options previously issued to employees.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: November 14, 2017	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer