Form 10-K
period 2017-12-31
FULLNET COMMUNICATIONS INC
filed 2018-04-02
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☐   No ☑

     The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of the Common Stock, as of the last business day (June 30, 2017) of registrant’s completed second quarter was $230,109.

As of April 2, 2018, 11,871,009 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FULLNET COMMUNICATIONS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2017

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

PART I

Item 1. Business

General

We are an integrated communications provider.  Through our subsidiaries, we provide high quality, reliable and scalable Internet access, web hosting, equipment colocation, customized live help desk outsourcing services, group text and voice message delivery services, traditional telephone services as well as advanced voice and data solutions.

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

We market our carrier neutral colocation solutions in our network operations center to other competitive local exchange carriers, Internet service providers and web-hosting companies. Our colocation facility is carrier neutral, allowing customers to choose among competitive offerings rather than being restricted to one carrier. Our data center is Telco-grade and provides customers a high level of operative reliability and security. We offer flexible space arrangements for customers and 24-hour onsite support with both battery and generator backup.

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma.  FullTel activates local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services as well as advanced voice and data solutions.  At December 31, 2017 FullTel provided us with local telephone access in approximately 232 cities.

In response to the changes in the telecommunications market and deterioration in our ability to effectively compete, we made the decision in the fourth quarter of 2017, to effect an orderly exit from the CLEC business.  We were in negotiations with a potential buyer at December 31, 2017, which buyer subsequently purchased substantially all of FullTel’s operating assets pursuant to an asset purchase agreement which was executed and closed on February 1, 2018.

Through CallMultiplier, our wholly owned subsidiary, we offer a comprehensive cloud-based solution to consumers and businesses for automated group texting and voice message delivery.

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

Target Strategic Acquisitions

The goal of our acquisition strategy is to accelerate market penetration by acquiring smaller competitors in the advanced voice and data solutions market.  Additionally, we will continue to build upon our core competencies and expand our technical, customer service staff and Internet based marketing efforts. We evaluate acquisition candidates based on their compatibility with our overall business plan. When assessing an acquisition candidate, we focus on the following criteria:

Potential revenue and customer growth;

Low customer turnover or churn rates;

Favorable competitive environment; and

Favorable consolidation savings.

Generate Internal Sales Growth

We intend to expand our customer base by increasing our marketing efforts. At December 31, 2017, our sales efforts are carried out by technical engineers and our senior management.  We are exploring other strategies to increase our sales, including other marketing partners and Internet based advertising programs.

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

Our branded and private label Internet access services are provided through a statewide network with points-of-presence in 232 communities throughout Oklahoma. Points-of-presence are local telephone numbers through which customers can access the Internet. Our business services consist of high-speed Internet access services and other services that enable wholesale customers to outsource their Internet and electronic commerce activities. We had approximately 94 and 121 customers at December 31, 2017 and 2016, respectively. Additionally, FullNet sells Internet access to other Internet service providers, who then resell Internet access to their own customers under their private label or under the “FullNet” brand name.

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

The FullTel data center telephone switching equipment was installed in March 2003. At which time, FullTel began the process of activating local access telephone numbers for every city in Oklahoma within the AT&T service area. At December 31, 2017, FullTel provided us with local telephone access in approximately 232 cities. However, our ability to fully take advantage of these opportunities will be dependent upon the availability of additional capital.

In response to the changes in the telecommunications market and deterioration in our ability to effectively compete, we made the decision in the fourth quarter of 2017, to effect an orderly exit from the CLEC business.  We were in negotiations with a potential buyer at December 31, 2017, which buyer subsequently purchased substantially all of FullTel’s operating assets pursuant to an asset purchase agreement which was executed and closed on February 1, 2018.

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

The Triennial Review Order also provided that:

ILECs are not required to unbundle packet switching as a stand-alone network element.

Two key components of the FCC’s TELRIC pricing rules were clarified. First, the FCC clarified that the risk-adjusted cost of capital used in calculating UNE prices should reflect the risks associated with a competitive market. Second, the FCC declined to mandate the use of any particular set of asset lives for depreciation, but clarified that the use of an accelerated depreciation mechanism may present a more accurate method of calculating economic depreciation.

CLECs continue to be prohibited from avoiding any liability under contractual early termination clauses in the event a CLEC converts a special access circuit to an UNE.

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

Employees

As of December 31, 2017, we had 15 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.

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

Necessity of Successfully Overcoming Numerous Financial and Operational Challenges in Order to Continue as a Going Concern.

At December 31, 2017, our current liabilities exceeded our current assets by $1,014,382 and our total liabilities exceeded our total assets by $1,145,478, and we had an accumulated deficit of $10,405,041.  In addition, as set forth below, we face a number of operational challenges which we must successfully meet.  Our ability to continue as a going concern is dependent upon our continued operations that in turn are dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, to achieve the objectives of our business plan and to succeed in our future operations. Our business plan includes, among other things, expansion of our services through mergers and acquisitions and the development of our colocation and advanced voice and data solutions. Execution of our business plan will require significant capital to fund capital expenditures, working capital needs and debt service. Current cash balances will not be sufficient to fund our current business plan beyond the next few months. As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity.  There can be no assurance that we will be able to obtain additional capital on satisfactory terms, or at all, or on terms that will not dilute our shareholders’ interests.  Consequently we might be unsuccessful in overcoming the numerous financial and operational challenges required to continue as a going concern.

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

Item 3. Legal Proceedings

  As long as we are a provider of telecommunications, we are affected by regulatory proceedings in the ordinary course of our business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). In addition, in our operations we rely on obtaining many of our underlying telecommunications services and/or facilities from incumbent local exchange carriers or other carriers pursuant to interconnection or other agreements or arrangements.  In January 2007, we concluded a regulatory proceeding pursuant to the Federal Telecommunications Act of 1996 before the OCC relating to the terms of our interconnection agreement with Southwestern Bell Telephone, L.P. d/b/a AT&T, which succeeds a prior interconnection agreement.  The OCC approved this agreement in May 2007.  This agreement may be affected by regulatory proceedings at the federal and state levels, with possible adverse impacts on us.  We are unable to accurately predict the outcomes of such regulatory proceedings at this time, but an unfavorable outcome could have a material adverse effect on our business, financial condition or results of operations.

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

	Common Stock
	Closing Sale Prices
	High	Low
2017 –Calendar Quarter Ended:
March 31	$.017	$.010
June 30.180		.017
September 30.080		.040
December 31.080		.040
2016 –Calendar Quarter Ended:
March 31	$.023	$.023
June 30.025		.025
September 30.025		.025
December 31.025		.025

Number of stockholders

The number of beneficial holders of record of our common stock as of the close of business on April 2, 2018 was approximately 119.

Dividend Policy

To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2017, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans that have been approved by our shareholders. All of our outstanding stock option grants and warrants were pursuant to individual compensation arrangements and exercisable for the purchase of our common stock shares.

Number of
Securities
		Weighted-	Remaining
	Number of	Average	Available for
	Shares	Exercise Price	Future
	Underlying	of	Issuance under
	Unexercised	Outstanding	Equity
	Options	Options and	Compensation
Plan Category	and Warrants	Warrants	Plans
Equity compensation plans approved by our shareholders:
None	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors	-	$-	-
Stock options granted to employees	2,110,834	$.006	-
Warrants and certain stock options issued to non-employees	250,000	$.003	-

Total	2,360,834	$.005	-

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

Overview

We are an integrated communications provider.  Through our subsidiaries, we provide high quality, reliable and scalable Internet access, web hosting, equipment colocation, customized live help desk outsourcing services, group text and voice message delivery services, traditional telephone services as well as advanced voice and data solutions.

All of the markets that we are active in are extremely competitive. We anticipate that competition will continue to intensify. The tremendous growth and potential market size of these markets has attracted many new start-ups as well as existing businesses from a variety of industries. We believe that a reliable network, knowledgeable customer service and technical support personnel combined with live 24/7 support are the primary competitive factors in our targeted markets and that price is usually secondary to these factors.

As long as we are a provider of telecommunications, we are affected by regulatory proceedings in the ordinary course of our business at the state and federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). In addition, in our operations we rely on obtaining many of our underlying telecommunications services and/or facilities from incumbent local exchange carriers or other carriers pursuant to interconnection or other agreements or arrangements.  In January 2007, we concluded a regulatory proceeding pursuant to the Federal Telecommunications Act of 1996 before the OCC relating to the terms of our interconnection agreement with Southwestern Bell Telephone, L.P. d/b/a AT&T, which succeeds a prior interconnection agreement.  The OCC approved this agreement in May 2007.  This agreement may be affected by regulatory proceedings at the federal and state levels, with possible adverse impacts on us.  We are unable to accurately predict the outcomes of these regulatory proceedings at this time, but an unfavorable outcome could have a material adverse effect on our business, financial condition or results of operations.

Discontinued Operations

In response to the changes in the telecommunications market and deterioration in our ability to effectively compete, we made the decision in the fourth quarter of 2017, to effect an orderly exit from the CLEC business.  We were in negotiations with a potential buyer at December 31, 2017, which buyer subsequently purchased substantially all of FullTel’s operating assets pursuant to an asset purchase agreement which was executed and closed on February 1, 2018.

Results of Operations

The following table, which includes both continuing and discontinued operations (see Note I – Discontinued Operations of the financial statements appearing elsewhere in this Report), sets forth certain statement of operations data as a percentage of revenues for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
	2017		2016
		Percentage		Percentage
	Amount	of revenues	Amount	of revenues
Revenues:
Access service revenues	$45,977	2.4%	$60,134	3.4%
Colocation and other revenues	1,843,636	97.6	1,718,492	96.6

Total revenues	1,889,613	100.0	1,778,626	100.0

Operating costs and expenses:
Cost of access service revenues	10,426	0.6	38,277	2.2
Cost of colocation and other revenues	159,230	8.4	123,329	6.9
Selling, general and administrative expenses	1,623,242	85.9	1,537,543	86.4
Depreciation and amortization	17,783	0.9	18,382	1.0
Total operating costs and expenses	1,810,681	95.8	1,717,531	96.6

Income from operations	78,932	4.2	61,095	3.4

Interest expense	(2,160)	(0.1)	(2,453)	(0.1)

Net income from continuing operations	$76,772	4.1%	$58,642	3.3%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

Access service revenues decreased $14,157 or 23.5% to $45,977 for the year 2017 from $60,134 for the year 2016 primarily due to a decline in the number of customers.

Colocation and other revenues increased $125,144 or 7.3% to $1,843,636 for the year 2017 from $1,718,492 for the year 2016. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service revenues decreased $27,851 or 72.8% to $10,426 for the year 2017 from $38,277 for the year 2016. This decrease was primarily due to reductions in costs of servicing access customers due to a reduction in the number of customers.  Cost of access service revenues as a percentage of total revenues decreased to 0.6% for the year 2017 from 2.2% for the year 2016.

Cost of colocation and other revenues increased $35,901 or 29.1% to $159,230 for the year 2017 from $123,329 for the year 2016.  This increase was related to an approximate $25,000 increase in costs of servicing advanced voice and data solutions customers due to an increase in the number of customers utilizing those services. Additionally, the increase was primarily related to a one-time credit received in 2016 from a trade vendor related to the settlement of a disputed billing in the approximate amount of $44,600. Cost of colocation and other revenues as a percentage of total revenues increased to 8.4% for the year 2017 from 6.9% for the year 2016.

 Selling, general and administrative expenses increased $85,699 or 5.6% to $1,623,242 for the year 2017 from $1,537,543 for the year 2016.  This increase was primarily a result of increases in agent commissions, advertising, and property taxes of $13,555, $88,637, and $12,514, respectively. These increases were offset by a decrease in employee costs of $31,843. In 2016, employee costs included $51,085 of stock-based compensation expense due to the reduction of the exercise price to $.003 on 2,968,782 employee stock options with exercise prices ranging from $.01 to $.065. Additionally in 2016, we received a property tax refund of $13,665 related to 2011 property taxes. Selling, general and administrative expenses as a percentage of total revenues remained relatively the same at 85.9% for the year 2017 compared to 86.4% for the year 2016.

 Depreciation and amortization expense decreased $599 or 3.3% to $17,783 for the year 2017 from $18,382 for the year 2016 primarily related to assets reaching full depreciation and amortization.

Interest Expense

Interest expense decreased $293 or 11.9% to $2,160 for the year 2017 from $2,453 for the year 2016 primarily related to the reducing principal balance of the notes payable on which the interest is calculated.

Liquidity and Capital Resources

As of December 31, 2017, we had $29,399 in cash and $1,060,594 in current liabilities, including $397,931 of deferred revenues that will not require settlement in cash.

At December 31, 2017 and 2016, we had working capital deficits of $1,014,382, and $989,467, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

At December 31, 2017, of the $37,371 we owed to our trade creditors $32,803 was past due. At December 31, 2017 we owed $7,982 to related parties of which $5 was past due.

We have no formal agreements regarding payment of these amounts.

Cash flows for the years ending December 31, 2017 and 2016 consist of the following:

	For the Years Ended December 31,
	2017	2016
Net cash flows provided by operating activities – continuing operations	$141,835	$150,363
Net cash flows provided by operating activities – discontinued operations – See Note I	(92,151)	(98,174)
Net cash flows used in investing activities – continuing operations	(1,470)	(17,096)
Net cash flows used in investing activities – discontinued operations – See Note I	(4,780)	-
Net cash flows used in financing activities – continuing operations – See Note I	(5,044)	(4,751)
Net cash flows used in financing activities – discontinued operations – See Note I	(28,374)	(26,833)

Cash used for the purchases of equipment was $1,470 and $6,596, respectively, for the years ended December 31, 2017 and 2016.

No intangible assets were purchased in 2017. During the year ended December 31, 2016 an intangible asset was purchased for $26,500 of which $10,500 was purchased with cash and $16,000 was purchased on account.

Cash used for principal payments on notes payable was $5,044 and $4,751, respectively, for the years ended December 31, 2017 and 2016.

During the year ended December 31, 2017 no employee stock options for shares of the Company’s common stock were exercised.   During the year ended December 31, 2016 employee stock options for 2,752,848 shares of the Company’s common stock were exercised by reducing deferred compensation payable by $8,259.

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

As of December 31, 2017, our material contractual obligations and commitments were:

	Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt	$155,661	$123,846	$14,407	$14,407	$3,001
Operating leases	443,564	221,782	221,782	-	-
Total contractual cash obligations	$599,225	$345,628	$236,189	$14,407	$3,001

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

Access service revenues are recognized on a monthly basis over the life of each contract as services are provided. Contract periods range from monthly to yearly. Carrier-neutral telecommunications colocation revenues and traditional telephone services are recognized on a monthly basis over the life of the contract as services are provided. Revenue that is received in advance of the services provided is deferred until the services are provided by us. Revenue related to set up charges is also deferred and amortized over the life of the contract. We classify certain taxes and fees billed to customers and remitted to governmental authorities on a net basis in revenue.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required and have not elected to report any information under this item.

Item 8. Financial Statements and Supplemental Data.

Our financial statements, prepared in accordance with Regulation S-K, are set forth in this Report beginning on page 31.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During 2017 and 2016, we did not have disagreements with our principal independent accountants.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of December 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  The framework used by our management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2017, was effective.

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

  Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as set forth in the following paragraph.

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

 PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

The following information is furnished as of April 2, 2018 for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of three members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Position
Timothy J. Kilkenny	59	Chairman of the Board of Directors
Roger P. Baresel	62	Chief Executive Officer, Chief Financial Officer and Secretary and Director
Jason C. Ayers	43	President and Director
Patricia R. Shurley	61	Vice President of Finance (Retired September 30, 2017)

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

Patricia R. Shurley served as our Vice President of Finance from May 2001 to September 30, 2017, at which time she retired. She graduated from the University of Central Oklahoma in Edmond, Oklahoma with a BS degree in Accounting and is a certified public accountant.

Audit Committee Financial Expert

Because our board of directors only consists of three directors, each of whom does not qualify as an independent director; our board performs the functions of an audit committee. Our board of directors has determined that Roger P. Baresel, our Chief Executive Officer and Chief Financial Officer qualifies as a “financial expert.” This determination was based upon Mr. Baresel’s

understanding of generally accepted accounting principles and financial statements;

ability to assess the general application of generally accepted accounting principles in connection with the accounting for estimates, accruals and reserves;

experience preparing, auditing, analyzing or evaluating financial statements that present the breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities;

understanding of internal controls and procedures for financial reporting; and

understanding of audit committee functions.

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

Item 11. Executive Compensation

The following table sets forth, for the last three fiscal years, the cash compensation paid by us to our Chairman, Chief Executive Officer and Chief Financial Officer and President (the “Named Executive Officers”). None of our executive officers other than the named executive officers earned annual compensation in excess of $100,000 during 2017.

						Long-Term
	Annual Compensation					Compensation
						Securities
						Underlying
						Options and
	Fiscal			Other		Warrants
Name and Principal Position	Year	Salary		Compensation		(#) (1)
Timothy J. Kilkenny	2017	$83,156	(2)	$38,128	(3)	250,000
Chairman	2016	$78,720	(4)	$35,536	(5)	-
	2015	$74,964	(6)	$35,580	(7)	-

Roger P. Baresel	2017	$73,860	(8)	$45,697	(9)	300,000
CEO and CFO	2016	$69,480	(10)	$44,773	(11)	-
	2015	$69,732	(12)	$44,662	(13)	-

Jason C. Ayers	2017	$100,084	(14)	$26,292	(15)	300,000
President	2016	$89,730	(16)	$32,212	(17)	-
	2015	$86,231	(18)	$20,853	(19)	-

———————————

(1)	Options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant and are valued based on the Black-Scholes option pricing model.

(2)	Includes $27,166 of deferred compensation.

(3)

Represents $12,873 of expense reimbursement for business use of Mr. Kilkenny’s automobile and parking, $1,799 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $19,360 of insurance premiums, $1,719 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny, and $2,377 of stock options issued to Mr. Kilkenny.

(4)	Includes $23,230 of deferred compensation.

(5)

Represents $12,623 of expense reimbursement for business use of Mr. Kilkenny’s automobile and parking, $1,799 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $19,413 of insurance premiums, $1,701 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny.

(6)	Includes $19,474 of deferred compensation.

(7)

Represents $13,213 of expense reimbursement for business use of Mr. Kilkenny’s automobile and parking, $1,800 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $18,868 of insurance premiums, $1,699 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny.

(8)	Includes $19,849 of deferred compensation.

(9)

Represents $9,600 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,415 of expense reimbursement for Mr. Baresel’s home office and cell phone, $26,160 of insurance premiums, $1,670 of post-retirement benefits paid by us for the benefit of Mr. Baresel, and $2,852 of stock options issued to Mr. Baresel.

(10)	Includes $16,969 of deferred compensation.

(11)

Represents $9,600 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,364 of expense reimbursement for Mr. Baresel’s home office and cell phone, $28,151 of insurance premiums, $1,658 of post-retirement benefits paid by us for the benefit of Mr. Baresel.

(12)	Includes $14,221 of deferred compensation.

(13)

Represents $9,120 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,316 of expense reimbursement for Mr. Baresel’s home office and cell phone, $28,480 of insurance premiums, $1,746 of post-retirement benefits paid by us for the benefit of Mr. Baresel.

(14)	Includes $21,965 of deferred compensation.

(15)

Represents $2,100 of expense reimbursement for Mr. Ayer’s parking, $1,500 of expense reimbursement for Mr. Ayer’s Internet connection and cell phone, $17,417 of insurance premiums, $2,423 of post-retirement benefits paid by us for the benefit of Mr. Ayers, and $2,852 of stock options issued to Mr. Ayers.

(16)	Includes $18,941 of deferred compensation.

(17)

Represents $2,276 of expense reimbursement for Mr. Ayer’s parking, $1,500 of expense reimbursement for Mr. Ayer’s Internet connection and cell phone, $26,136 of insurance premiums, $2,300 of post-retirement benefits paid by us for the benefit of Mr. Ayers.

(18)	Includes $20,285 of deferred compensation.

(19)

Represents $2,276 of expense reimbursement for Mr. Ayer’s parking, $1,500 of expense reimbursement for Mr. Ayer’s Internet connection and cell phone, $14,922 of insurance premiums, $2,155 of post-retirement benefits paid by us for the benefit of Mr. Ayers.

Stock Options Granted

All options granted during 2017 are nonqualified stock options. During 2017, an aggregate of 1,626,000 options were granted outside of a formal plan to employees. 250,000 stock options were granted to Mr. Kilkenny, and 300,000 stock options each were granted to Mr. Baresel and Mr. Ayers during 2017.

Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.

 2017 Year End Option Values

Our executive officers (Timothy J. Kilkenny, Chairman of the Board, Roger P. Baresel, Chief Executive Officer and Chief Financial Officer and Jason C. Ayers, President) each held 250,000, 300,000, and 300,000, respectively of outstanding options at December 31, 2017. During 2017, Mr. Kilkenny, Mr. Baresel and Mr. Ayers did not exercise any stock options.

Director Compensation

During the fiscal year ended December 31, 2017, our directors did not receive any compensation for serving in such capacities.

Employment Agreements and Lack of Keyman Insurance

On July 6, 2011, we entered into employment agreements with Timothy J. Kilkenny, Roger P. Baresel and Jason Ayers. Each agreement is effective July 1, 2011 and continues through December 31, 2017; however, the term is automatically extended for additional three-year terms, unless we or the employee gives a six-month advance notice of termination. These agreements provide, among other things, (i) an annual base salary of at least $61,656 for Mr. Kilkenny, $45,012 for Mr. Baresel and $68,436 for Mr. Ayers, (ii) bonuses at the discretion of the Board of Directors, (iii) entitlement to fringe benefits including medical and insurance benefits as may be provided to our other senior officers; and (iv) eligibility to participate in our incentive, bonus, benefit or similar plans. These agreements require the employee to devote the required time and attention to our business and affairs necessary to carry out his responsibilities and duties. These agreements may be terminated under certain circumstances and upon termination provide for (i) the employee to be released from personal liability for our debts and obligations, and (ii) the payment of any amounts we owe the employee.  At December 31, 2017 we owed, including deferred compensation, $170,020, $106,595 and $144,353 to Mr. Kilkenny, Mr. Baresel and Mr. Ayers, respectively.

We do not maintain any keyman insurance covering the death or disability of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of April 2, 2018, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 10. Directors and Executive Officers, and Corporate Governance” and all of our directors and executive officers as a group, as well as each person who is known by us to own more than 5% of the outstanding shares of our Common Stock.  The non-employee beneficial owner information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the Securities and Exchange Commission or other information provided to us by the beneficial owner or our stock transfer agent.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock
	Beneficially Owned
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Timothy J. Kilkenny* (2)(3)	3,352,683	26.8%
Roger P. Baresel* (2)(4)	2,605,384	20.4%
Jason C. Ayers (2)(5)	2,213,424	17.4%
Patricia R. Shurley (2)(6)	667,239	5.6%

All executive officers and directors as a group (4 individuals)	8,838,730	70.2%

High Capital Funding, LLC (7)	1,207,933	9.9%

 ———————

*	Director

(1)

Percent of class for any stockholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that stockholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 11,871,009 shares being outstanding at April 2, 2018.

(2)	Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.

(3)

Timothy J. Kilkenny and Barbara J. Kilkenny, husband and wife, hold 3,037,683 and 315,000 shares of our common stock, respectively. The number of shares includes 240,628 shares of our Series A convertible preferred stock held by Mr. Kilkenny that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 433,333 shares of our common stock that are subject to currently exercisable stock options. Amounts shown do not include options held by Mr. Kilkenny to purchase 166,667 shares of our common stock exercisable at $.01 per share beginning January 9, 2019.

(4)

Roger P. Baresel and Judith A. Baresel, husband and wife, hold 5,600 and 2,599,784 shares of our common stock, respectively. The number of shares held by Mrs. Baresel includes 137,622 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 800,000 shares of our common stock that are subject to currently exercisable stock options. Amounts shown do not include options held by Mrs. Baresel to purchase 200,000 shares of our common stock exercisable at $.01 per share beginning January 9, 2019.

(5)

Jason C. Ayers holds 2,213,424 shares of our common stock.  The number of shares includes 77,629 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 800,000 shares of our common stock that are subject to currently exercisable stock options. Amounts shown do not include options to purchase 200,000 shares of our common stock exercisable at $.01 per share beginning January 9, 2019.

(6)

Patricia R. Shurley holds 667,239 shares of our common stock.  The number of shares includes 70,239 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 150,000 shares of our common stock that are subject to currently exercisable stock options. Patricia Shurley retired on September 30, 2017.

(7)

High Capital Funding, LLC, 333 Sandy Springs Circle, Suite 230, Atlanta, Georgia 30328, the parent company of Generation Capital Associates, holds 700,325 shares of our common stock.  Generation Capital Associates holds 507,608 shares of our common stock. The number of shares includes 203,169 shares of our Series A convertible preferred stock held by High Capital Funding, LLC that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock. Amounts shown do not include 10,000 shares of our common stock that are subject to common stock purchase warrants that are not currently exercisable because they contain a provision prohibiting their exercise to the extent that they would increase Generation Capital Associates’ percentage ownership beyond 9.9% of our outstanding shares of common stock. We have two secured convertible promissory notes with High Capital Funding, LLC.  At December 31, 2017 the outstanding principal and interest of the secured convertible promissory notes were $116,592 and $33,242.

Item 13. Certain Relationships and Related Transactions, and Director Independence

At December 31, 2017 we had a secured convertible promissory note from a shareholder with a balance of $116,592.  This secured convertible promissory note is secured by all of our tangible and intangible assets (see Note C - Convertible Notes Payable Related Party of the financial statements appearing elsewhere in this Report).

The note holder has the right to convert the note, in its entirety or in part, into our common stock at the rate of $1.00 per share.

At December 31, 2017 we had a secured convertible promissory note from a shareholder with a balance of $33,242.  This secured convertible promissory note is secured by certain equipment (see Note C – Convertible Notes Payable Related Party of the financial statements appearing elsewhere in this Report).

The note holder has the right to convert the note, in its entirety or in part, into our common stock at the rate of $1.00 per share.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees, including expenses, billed to us for the years ended December 31, 2017 and 2016 by our principal accountant.

	2017	2016
Audit Fees – Malone Bailey LLP	$31,250	$30,000

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

#

4.4	Certificate of Designation, Preferences, and Rights of Series A Convertible Preferred Stock of FullNet Communications, Inc.	#

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

10.18

Unregistered sales of 2,752,848 restricted shares of common stock pursuant to the exercise of previously issued and outstanding common stock purchase options on December 7, 2016 held by various officers and directors of the Company and their family members

#

10.19

Asset Purchase Agreement dated February 1, 2018 between FullTel, Inc. and Dobson Technologies – Transport and Telecom Solutions, LLC, which the Company incorporates by reference to the Company’s Form 8-K filed on February 2, 2018

#

10.20	Issuance of fully-vested and immediately exercisable employee stock options on February 14, 2018, which the Company incorporates by reference to the Company’s Form 8-K filed on February 21, 2018	#

21.1	Subsidiaries of the Registrant	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Jason C. Ayers	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jason C. Ayers	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

#	Incorporated by reference.

*	Filed herewith.

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

REGISTRANT:

FULLNET COMMUNICATIONS, INC.

Date: April 2, 2018	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial and Accounting Officer

Date: April 2, 2018	By:	/s/ JASON C. AYERS
Jason C. Ayers
President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 2, 2018	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chairman of the Board and Director

Date: April 2, 2018	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of

Fullnet Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fullnet Communications, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2013.

Houston, Texas

April 2, 2018

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
		2017	2016
ASSETS
CURRENT ASSETS
Cash		$29,399	$19,383
Accounts receivable, net		8,854	6,614
Prepaid expenses and other current assets		6,110	1,541

Total current assets		44,363	27,538

PROPERTY AND EQUIPMENT, net		39,448	46,710

OTHER ASSETS AND INTANGIBLE ASSETS		21,813	30,864

ASSETS OF DISCONTINUED OPERATIONS, net (NOTE I)	[1]	29,343	32,970

TOTAL ASSETS		$134,967	$138,082

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable		$37,371	$79,816
Accounts payable, related party		7,982	13,935
Accrued and other liabilities		610,107	548,962
Convertible notes payable, related party - current portion		5,354	5,044
Deferred revenue		397,931	369,248

Total current liabilities		1,058,745	1,017,005

CONVERTIBLE NOTES PAYABLE, related party - less current portion		27,888	33,242

LIABILITIES OF DISCONTINUED OPERATIONS (NOTE I)	[1]	193,812	219,185

Total liabilities		1,280,445	1,269,432

STOCKHOLDERS’ DEFICIT
Preferred stock — $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2017 and 2016		618,675	591,776
Common stock — $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 11,871,009 and 11,871,009 shares in 2017 and 2016, respectively		119	119
Additional paid-in capital		8,640,769	8,655,009
Accumulated deficit		(10,405,041)	(10,378,254)

Total stockholders’ deficit		(1,145,478)	(1,131,350)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$134,967	$138,082

[1] See Note I.

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2017	2016
REVENUES
Access service revenues	$45,977	$60,134
Colocation and other revenues	1,843,636	1,718,492

Total revenues	1,889,613	1,778,626

OPERATING COSTS AND EXPENSES
Cost of access service revenues	10,426	38,277
Cost of colocation and other revenues	159,230	123,329
Selling, general and administrative expenses	1,623,242	1,537,543
Depreciation and amortization	17,783	18,382

Total operating costs and expenses	1,810,681	1,717,531

INCOME FROM OPERATIONS	78,932	61,095

INTEREST EXPENSE	(2,160)	(2,453)

Net income from continuing operations	$76,772	58,642
Net loss from discontinued operations (Note I)	(103,559)	(64,600)
NET LOSS	$(26,787)	$(5,958)

Preferred stock dividends	(26,899)	(47,073)
Net loss available to common stockholders	$(53,686)	$(53,031)

Net income (loss) per share:
Continuing operations - basic	$0.01	$0.01
Continuing operations - diluted	0.01	0.01
Discontinued operations – basic and diluted	$(0.01)	$(0.01)
Net loss – basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding: Basic	11,871,009	9,298,676
Diluted	14,865,058	10,929,224

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years ended December 31, 2017 and 2016

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-incapital	deficit	Total
Balance at January 1, 2016	9,118,161	$91	987,102	$ 544,703	$ 8,640,542	$ (10,372,296)	$ (1,186,960)

Stock options compensation	-	-	-	-	53,309	-	53,309

Stock options exercise	2,752,848	28			8,231		8,259

Amortization of increasing dividend rate preferred stock discount	-	-		47,073	(47,073)	-	-

Net loss	-	-		-	-	(5,958)	(5,958)

Balance at December 31, 2016	11,871,009	119	987,102	591,776	8,655,009	(10,378,254)	(1,131,350)

Stock options compensation	-	-	-	-	12,659	-	12,659

Amortization of increasing dividend rate preferred stock discount	-	-		26,899	(26,899)	-	-

Net loss	-	-		-	-	(26,787)	(26,787)

Balance at December 31, 2017	11,871,009	$119	987,102	$ 618,675	$ 8,640,769	$ (10,405,041)	$ (1,145,478)

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,787)	$(5,958)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss from discontinued operations	103,559	64,600
Depreciation and amortization	17,783	18,382
Stock options compensation	12,659	53,309
Provision for uncollectible accounts receivable	480	700
Net (increase) decrease in
Accounts receivable	(2,720)	(1,006)
Prepaid expenses and other current assets	(4,569)	(647)
Net increase (decrease) in
Accounts payable	(42,445)	(36,497)
Accounts payable, related party	(5,953)	4,540
Accrued and other liabilities	61,145	39,237
Deferred revenue	28,683	13,703
Net cash provided by operating activities	141,835	150,363

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(1,470)	(6,596)
Cash paid for intangible assets	-	(10,500)
Net cash used in investing activities	(1,470)	(17,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(5,044)	(4,751)
Net cash used in financing activities	(5,044)	(4,751)

DISCONTINUED OPERATIONS
Net cash used in operating activities	(92,151)	(98,174)
Net cash used in investing activities	(4,780)	-
Net cash used in financing activities	(28,374)	(26,833)
Net cash used in discontinued operations	(125,305)	(125,007)

NET INCREASE IN CASH – CONTINUING OPERATIONS	10,016	3,509
Cash at beginning of period	19,383	15,874
Cash at end of period	$29,399	$19,383

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income tax	$-	$-
Cash paid for interest – continuing operations	$2,161	$2,453
Cash paid for interest – discontinued operations – See Note I	$11,185	$12,774

NON-CASH INVESTING AND FINANCING ACTIVITIES

Intangible asset purchased on account	$-	$16,000
Amortization of increasing dividend rate preferred stock discount	$26,899	$47,073
Exercise of options by reducing deferred compensation payable	$-	$8,259

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE A — SUMMARY OF ACCOUNTING POLICIES AND NATURE OF OPERATIONS

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Nature of Operations

FullNet Communications, Inc. and Subsidiaries (the Company) is an integrated communications provider offering Internet access, web hosting, equipment colocation, customized live help desk outsourcing services, group text and voice message delivery services, traditional telephone services as well as advanced voice and data solutions to individuals, businesses, organizations, educational institutions and governmental agencies. Through its subsidiaries, FullNet, Inc., FullTel, Inc., FullWeb, Inc. and CallMultiplier, Inc., the Company provides high quality, reliable and scalable Internet based solutions designed to meet customer needs. Services offered include:

Dial-up and direct high-speed connectivity to the Internet through the FullNet brand name;

Backbone services to private label Internet services providers (ISPs) and businesses;

Carrier-neutral telecommunications premise colocation;

Web page hosting;

Equipment colocation;

Customized live help desk outsourcing services;

Group text and voice message delivery services;

Advanced voice and data solutions; and

Traditional telephone services.

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

Accounts Receivable

The Company operates and grants credit, on an uncollateralized basis. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different industries as well as the Company’s emphasis on obtaining deposits and/or payment in advance for services from the majority of its customers.  During the year ended December 31, 2017 the Company had two customers that each comprised approximately 8% of total revenues.  During the year ended December 31, 2016 the Company had two customers that comprised approximately 8% and 7% of total revenues, respectively.  Due to consolidations resulting from a merger, the customer that comprised approximately 7% of total revenues in 2016, ended their relationship with the Company during the first quarter of 2017.

Accounts receivable, other than certain large customer accounts which are evaluated individually, are considered past due for purposes of determining the allowance for doubtful accounts based on past experience of collectability as follows:

1 – 29 days	1.5%
30 – 59 days	30%
60 – 89 days	50%
> 90 days	100%

In addition, if the Company becomes aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recoded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected.  Total bad debt expense and direct write-off for the years ended December 31, 2017 and 2016 was $480 and $700, respectively.

Accounts receivable consist of the following at December 31:

Schedule of Accounts Receivable
	2017	2016

Accounts receivable	$231,866	$217,678
Less allowance for doubtful accounts	(223,012)	(211,064)

	$8,854	$6,614

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets as follows:

Software	3 years
Computers and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of estimated life of improvement or the lease term

Property and equipment consist of the following at December 31:

	2017	2016

Computers and equipment	$1,488,246	$1,488,246
Leasehold improvements	1,034,842	1,033,372
Software	58,041	58,041
Furniture and fixtures	39,284	39,284
	2,620,413	2,618,943
Less accumulated depreciation	(2,580,965)	(2,572,233)
	$39,448	$46,710

Depreciation expense from continuing operations for the years ended December 31, 2017 and 2016 was $8,732 and $15,682, respectively.  Depreciation expense from discontinued operations for the years ended December 31,2017 and 2016 was $10,353 and $10,148, respectively (see Note I).

Long-Lived Assets

All long-lived assets held and used by the Company, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  In accordance with ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. No intangible assets were purchased in 2017. During the year ended December 31, 2016, $10,500 was paid for an intangible asset and $16,000 was purchased on account. The Company incurred no impairment expense in 2017 or 2016.  Amortization expense for the years ended December 31, 2017 and 2016 was $9,051 and $2,700, respectively.

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

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place.  Advertising expense for the years ended December 31, 2017 and 2016 was $247,947 and $159,310, respectively.

Income Taxes

The Company accounts for income taxes utilizing the asset and liability method.  Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities, using enacted statutory tax rates in effect for the year in which the differences are expected to reverse.  The effects of future changes in tax laws or rates are not included in the measurement.  The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns.  The Company currently has substantial net operating loss carry forwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and does not believe it has any material unrealized tax benefits at December 31, 2017.  The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.

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

Reconciliation of basic and diluted income (loss) per share (“EPS”) are as follows:

	December 31, 2017	December 31, 2016
Net income (loss):
Income from continuing operations	$76,772	$58,642
Loss from discontinued operations – See Note I	(103,559)	(64,600)
Net loss	(26,787)	(5,958)
Preferred stock dividends	(26,899)	(47,073)
Net loss available to common shareholders	(53,686)	(53,031)

Basic income (loss) per share:
Weighted-average common shares outstanding used in income (loss) per share computations	11,871,009	9,298,676

Basic income (loss) per share:
Continuing operations	0.01	0.01
Discontinued operations – See Note I	(0.01)	(0.01)
Basic income (loss) per share	(0.00)	(0.01)

Diluted income (loss) per share:
Shares used in diluted income (loss) per share computations	14,865,058	10,929,224

Diluted income (loss) per share
Continuing operations	0.01	0.01
Discontinued operations – See Note I	(0.01)	(0.01)
Diluted income (loss) per share	(0.00)	(0.01)

Computation of shares used in income (loss) per share:
Weighted average shares and share equivalents outstanding	11,871,009	9,298,676
Effect of preferred stock	987,102	987,102
Effect of dilutive stock options	1,775,872	423,384
Effect of dilutive warrants	231,075	220,062
Weighted average shares and share equivalents outstanding – assuming dilution	14,865,058	10,929,224

Schedule of Anti-dilutive Securities Excluded	:
		December 31, 2017	December 31, 2016
Stock options		3,000	33,000
Convertible promissory notes		183,252	214,835
Total anti-dilutive securities excluded		186,252	247,835

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

All employee stock options granted during 2017 and 2016 were nonqualified stock options.   Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model.  See Note F – Common Stock and Stock-Based Compensation for further information on stock-based compensation.

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

The Company has two secured convertible promissory notes from a shareholder.  The note balances at December 31, 2017 were $116,592 and $33,242. The note balances at December 31, 2016 were $144,966 and $38,286 (see Note C – Convertible Notes Payable Related Party). Additionally, the Company had related party accounts payable to officers and directors for unpaid expense reimbursements in the amounts of $7,982 and $13,935 for years ending December 31, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09, along with the related updates (“ASC 606”), will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. ASC 606 provides a unified model to determine how revenue is recognized.

This new standard provides a five-step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. We adopted ASC 606 on its effective date, January 1, 2018, using the modified retrospective approach and do not expect the adoption of ASC 606 to have a material effect on our consolidated financial statements or disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the least term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations cash flows or financial condition.

NOTE B — GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial net losses. At December 31, 2017 and 2016, current liabilities exceeded current assets by $1,014,385 and $989,467, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.  These reclassifications did not impact the net income.

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

The Company’s business plan includes, among other things, expansion through mergers and acquisitions and the development of its colocation and advanced voice and data solutions. Execution of the Company’s business plan will require significant capital to fund capital expenditures, working capital needs and debt service. Current cash balances will not be sufficient to fund the Company’s current business plan beyond the next few months. As a consequence, the Company is currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. The Company continues to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund the Company’s liquidity. There can be no assurance that the Company will be able to obtain additional capital on satisfactory terms, or at all, or on terms that will not dilute the shareholders’ interests.

NOTE C — CONVERTIBLE NOTES PAYABLE RELATED PARTY

Notes payable consist of the following:

Schedule of Notes Payable Related Party
	December 31, 2017	December 31, 2016
Secured convertible promissory note from a shareholder; interest rate of 6% through December 31, 2014, 7% through December 31, 2015, 8% through December 31, 2016, 8.5% through December 31, 2017, and 9% through May 31, 2018, with fixed monthly payments of $3,301 through the Maturity Date, at which time the remaining balance of principal and all accrued interest shall be due and payable; matures May 31, 2018; secured by all tangible and intangible assets of the Company (1)	$116,592	$144,966

Secured convertible promissory note from a shareholder; interest at 6%, requires monthly installments of interest only through May 31, 2014, then requires monthly installments of $600 including principal and interest; matures May 31, 2023; secured by certain equipment of the Company (2)	33,242	38,286
	149,834	183,252

Less current portion – continuing operations	5,354	5,044
Less current portion – discontinued operations	116,592	28,374

Convertible notes payable, related party – continuing operations, less current portion	$27,888	$33,242
Convertible notes payable, related party – discontinued operations, less current portion	$-	$116,592

——————————

(1)The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the years 2017 and 2016, the Company made principal payments totaling $28,374 and $26,833, respectively. The secured convertible promissory note had a balance of $116,592 at December 31, 2017 which is all short-term.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

(2)  The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the years 2017 and 2016, the Company made principal payments of $5,044 and $4,751, respectively. The secured convertible promissory note had a balance of $33,242 at December 31, 2017 of which $5,354 is short-term and $27,888 is long-term.

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

Aggregate future maturities of notes payable at December 31, 2017 are as follows:

2018	$121,123
2019	5,685
2020	6,036
2021	6,408
2022	6,803
Thereafter	2,956
$149,011

NOTE D – COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Operating Leases

The Company leases its executive office space under a non-cancelable operating lease, at an effective annual rental rate of $16.50 per square foot, which will expire December 31, 2019. Future minimum lease payments required at December 31, 2017 under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2018	221,782
2019	221,782
$443,564

Rental expense for all operating leases for the years ended December 31, 2017 and 2016 was approximately $297,364 and $313,675, respectively.

The Company’s long-term non-cancelable operating lease includes scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the straight-line method over the term of the lease.

The Company had recorded a deferred credit of $13,046 at December 31, 2017, which is reflected in Accrued and Other Liabilities on the Balance Sheet to reflect the net excess of rental expense over cash payments since inception of the lease. In addition to the base rent payments the Company pays a monthly allocation of the building’s operating expenses.

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

The Company has historically incurred losses from operations and therefore had no tax liability. The net deferred asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,999,590 and $2,989,210 for 2017 and 2016, respectively and will begin expiring in 2023.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. Deferred tax assets consist of the following:

	December 31, 2017	December 31, 2016
Net operating loss carry-forwards	$629,914	$990,613
Valuation allowance	(629,914)	(990,613)
	$-	$-

The Tax Cuts and Jobs Act ("TCJA") was signed by the President of the United States and enacted into law on December 22, 2017. The TCJA significantly changes U.S. tax law by reducing the U.S. corporate income tax rate to 21.0% from 35.0%, adopting a territorial tax regime, creating new taxes on certain foreign sourced earnings and imposing a one-time transition tax on the undistributed earnings of certain non-U.S. subsidiaries.

The net change during the year in the total valuation allowance was a decrease of $360,699 primarily related to the revaluation of deferred tax assets and liabilities at the reduced corporate rate of 21.0%. The reduction of net deferred tax assets due to the rate revaluation also decreased the amount of the valuation allowance by the same amount resulting in no overall net impact to the Company's income tax provision.

NOTE F — COMMON STOCK AND STOCK-BASED COMPENSATION

COMMON STOCK

No employee stock options were exercised during the year 2017. In December 2016, employee stock options for 2,752,848 shares of the Company’s common stock were exercised by reducing deferred compensation payable by $8,259.

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

All employee stock options granted during 2017 and 2016 were nonqualified stock options.  Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The following table summarizes the Company’s employee stock option activity for the years ended December 31, 2017 and 2016:

Schedule of Employee Stock Option Activity

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsicvalue
Options outstanding, December 31, 2015	3,244,882	$0.028	7.40

Options exercisable, December 31, 2015	2,477,215	$0.026	7.26	$9,089

Options granted during the year	48,000	0.030

Options exercised during the year	(2,752,848)	0.003

Options forfeited during the year	(21,000)	0.031

Options expired during the year	(4,100)	0.026

Options outstanding, December 31, 2016	514,934	$0.005	6.26

Options exercisable, December 31, 2016	425,934	$0.003	5.78	$9,350

Options granted during the year	1,626,000	0.007

Options forfeited during the year	(23,000)	0.007

Options expired during the year	(7,100)	0.003

Options outstanding, December 31, 2017	2,110,834	$0.006	8.18

Options exercisable, December 31, 2017	626,834	$0.003	6.03	$22,902

The following table summarizes the Company’s non-vested employee stock option activity for years ended December 31, 2017 and 2016:

	2017	2016
Non-vested options outstanding, beginning of year	89,000	727,666
Options granted during the year	1,626,000	48,000
Options vested during the year	(208,000)	(665,666)
Options forfeited during the year	(23,000)	(21,000)
Non-vested options outstanding, end of year	1,484,000	89,000

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model.  In addition to the exercise and grant date prices of the options, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2017	2016
Risk free interest rate	1.80%–2.23%	1.25%-1.29%
Expected lives (in years)	5	5
Expected volatility	173%-267%	200%-204%
Dividend yield	0%	0%

The following table shows total stock options compensation expense included in the Consolidated Statements of Operations and the effect on basic and diluted earnings per share for the years ended December 31:

	2017	2016

Stock options compensation	$12,659	$53,309
Impact on income per share:
Basic and diluted	$-	$-

During the year 2017, 1,626,000 employee stock options were granted, of which 1,476,000 will vest one-third on each annual anniversary of the grant date resulting in $5,167 of stock options compensation. Stock options compensation of $1,496 recorded in the year 2017 was related to options that were granted in prior years. Stock options compensation of $5,996 recorded in the year 2017 was related to options on which the vesting requirement was waived for a retiring employee. The Company performed an analysis on the waived vesting under ASC 718-20 “stock compensation” and recorded this incremental expense. During the year 2017, 20,000 employee stock options were granted and forfeited in the same year.  Additionally, 3,000 employee stock options were forfeited that were related to options granted in prior years.  At December 31, 2017 there was $13,512 of unrecognized stock options compensation that is expected to be recognized as an expense over a weighted-average period of 4.9 years.

Also during the year 2017, no employee stock options were exercised, and 7,100 employee stock options expired.

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

Also during the year 2016, 2,752,848 and 4,100 of employee stock options were exercised and expired, respectively.

Common Stock Purchase Warrants – A summary of common stock purchase warrant activity for the years ended December 31, 2017 and 2016 follows:

Outstanding common stock purchase warrants issued to non-employees outstanding at December 31, 2017 are as follows:

Number of shares	Exercise price	Expiration year
250,000	$ 0.003	2023

The following table summarizes the Company’s common stock purchase warrant activity for the years ended December 31:

	2017	Weighted Average Exercise Price	2016	Weighted Average Exercise Price
Warrants outstanding, beginning of year	250,000	$ 0.003	250,000	$ 0.003
Warrants expired during the year	-	-	-	-
Warrants outstanding, end of year	250,000	$ 0.003	250,000	$ 0.003

The 250,000 warrants outstanding at December 31, 2017 were issued as equity compensation for consulting services.

No warrants were granted during the years ended December 31, 2017 and 2016.

NOTE G — SERIES A CONVERTIBLE PREFERRED STOCK

On March 9, 2018, the Company’s board of directors made the determination that it was in the best interest of the Company and its stockholders to conserve the Company’s working capital at this time and not make the annual dividend payment for the year ending December 31, 2016, on its Series A convertible preferred stock. The Company has never made an annual dividend payment on its Series A convertible preferred stock.

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

Due to the unstated dividend cost arising from the gradually increasing dividends on the Series A convertible preferred stock, the Company calculated a discount on the Series A convertible preferred stock at the time of issuance as the present value of the difference between (i) the dividends that are payable in the periods preceding commencement of the perpetual twelve cents per share per annum dividend; and (ii) the perpetual twelve cents per share per annum dividend for a corresponding number of periods; discounted at a market rate of 12% totaling $309,337.  The Series A convertible preferred stock was valued at the market price on the respective date of issuance for a total value of $672,472.  The discount will be amortized over the periods preceding commencement of the perpetual dividend, by charging imputed dividend cost against retained earnings and increasing the carrying amount of the Series A convertible preferred stock by a corresponding amount.  The discount amortization for the years ended December 31, 2017 and 2016 was $26,899 and $47,073, respectively.  The discount amortization per share for the years 2017 and 2016 was $0.03 and $0.05, respectively. As of December 31, 2017, the aggregate outstanding accumulated arrearages of cumulative dividend was $88,839 or if issued in common shares, 2,220,980 shares.

The Series A convertible preferred stock was originally issued as non-voting and provided that in the event that the Company failed, for any reason, to make a dividend payment as set forth above, then each share of the Series A convertible preferred stock shall thereafter be entitled to two votes upon any matter that the holders of the common stock of the Company are entitled to vote upon.  On March 31, 2014, the Company’s board of directors made the determination that it was in the best interest of the Company and its stockholders to conserve the Company’s working capital at that time and not make the annual dividend payment for the year ending December 31, 2013.  As a result each share of the Series A convertible preferred stock became thereafter entitled to two votes upon any matter that the holders of the common stock of the Company are entitled to vote upon.

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

NOTE H – PROPERTY AND EQUIPMENT

During the years ended December 31, 2017 and 2016, $1,470 and $6,596 was paid for property and equipment, respectively.  Depreciation expense from continuing operations for the years ended December 31, 2017 and 2016 was $8,732 and $15,682, respectively.

NOTE I – DISCONTINUED OPERATIONS

In response to the changes in the telecommunications market and deterioration in the Company’s ability to effectively compete, the Company made the decision to exit the CLEC business.  On October 27, 2017, the Company’s board of directors adopted a plan to exit the CLEC business as soon as possible through the sale of its wholly owned CLEC subsidiary and/or substantially all of its CLEC subsidiary’s operating assets.  The Company was in negotiations with a potential buyer at December 31, 2017, which buyer subsequently purchased substantially all of its CLEC subsidiary’s operating assets pursuant to an asset purchase agreement which was executed and closed on February 1, 2018, (the “Sale”).

The Company determined that the Sale represented a strategic shift that will have a major effect on the Company’s operations and financial results since it represented a complete exit from the CLEC business and, therefore, classified it’s CLEC subsidiary as held for sale at December 31, 2017.

Assets and Liabilities of Discontinued Operations

	December 31, 2017	December 31, 2016
Carrying amounts of assets included in discontinued operations
Cash	$1,801	$1,006
Prepaid expenses and other current assets	2,671	1,520
Property and equipment, net	24,871	30,444
Total Assets of Discontinued Operations	$29,343	$32,970

Carrying amounts of liabilities included in discontinued operations
Accounts payable	$57,342	$55,538
Accrued and other liabilities	19,878	18,681
Convertible notes payable, related party – current portion	116,592	28,374
Convertible notes payable, related party – less current portion	-	116,592
Total Liabilities of Discontinued Operations	$193,812	$219,185

Operating Results of Discontinued Operations

	December 31, 2017	December 31, 2016
Revenues included in discontinued operations
Total colocation and other revenues	$155,614	$168,825

Operating costs and expenses included in discontinued operations
Cost of services	$221,653	$190,557
Selling, general and administrative expenses	15,981	19,946
Depreciation and amortization	10,353	10,148
Interest expense	11,186	12,774
Net Loss from Discontinued Operations	$(103,559)	$(64,600)
Net Loss per share from discontinued operations basic and diluted	$(0.01)	$(0.01)

Cash Flows from Discontinued Operations

	December 31, 2017	December 31, 2016
Net cash used in operating activities	(92,151)	(98,174)
Net cash used in investing activities	(4,780)	-
Net cash used in financing activities	(28,374)	(26,833)
Net cash used in discontinued operations	(125,305)	(125,007)

NOTE J – SUBSEQUENT EVENTS

The Company sold substantially all of its CLEC subsidiary’s operating assets pursuant to an asset purchase agreement which was executed and closed on February 1, 2018, for $246,500.  The Company used $113,342 of the proceeds to repay in full the secured convertible promissory note from a shareholder secured by all of the tangible and intangible assets of the Company.

In February 2018, the Company granted 2,010,000 employee stock options to four employees with an exercise price of $.04. 1,750,000 of the stock options are exercisable immediately and shall not be subject to a vesting period.  The remaining 260,000 stock options will vest one-fifth each year starting from February 14, 2019 and shall expire on February 14, 2028.