Form 10-Q
period 2018-03-31
FULLNET COMMUNICATIONS INC
filed 2018-05-15
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-27031

FULLNET COMMUNICATIONS INC.

(Exact name of registrant as specified in its charter)

OKLAHOMA	731473361

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

201 Robert S. Kerr Avenue, Suite 210

Oklahoma City, Oklahoma 73102

(Address of principal executive offices)

(405) 236-8200

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act..

Large accelerated filer ☐		Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Emerging-growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of May 15, 2018, 11,871,009 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$143,423	$29,399
Accounts receivable, net	673	8,854
Prepaid expenses and other current assets	28,867	6,110

Total current assets	172,963	44,363

PROPERTY AND EQUIPMENT, net	43,184	39,448

OTHER ASSETS AND INTANGIBLE ASSETS	19,604	21,813

ASSETS OF DISCONTINUED OPERATIONS, net (NOTE 8)	23,779	29,343

TOTAL ASSETS	$259,530	$134,967

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$41,110	$37,371
Accounts payable, related party	516	7,982
Accrued and other liabilities	638,540	610,107
Convertible notes payable, related party - current portion	7,203	5,354
Deferred revenue	435,279	397,931

Total current liabilities	1,122,648	1,058,745

CONVERTIBLE NOTES PAYABLE, related party - less current portion	24,730	27,888

LIABILITIES OF DISCONTINUED OPERATIONS (NOTE 8)	82,255	193,812

Total liabilities	1,229,633	1,280,445

STOCKHOLDERS’ DEFICIT
Preferred stock — $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2018 and 2017	625,399	618,675
Common stock — $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 11,871,009 shares in 2018 and 2017	119	119
Additional paid-in capital	8,702,982	8,640,769
Accumulated deficit	(10,298,603)	(10,405,041)

Total stockholders’ deficit	(970,103)	(1,145,478)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$259,530	$134,967

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2017
REVENUES
Access service revenues	$10,206	$11,859
Co-location and other revenues	496,854	453,724

Total revenues	507,060	465,583

OPERATING COSTS AND EXPENSES
Cost of access service revenues	2,527	2,429
Cost of co-location and other revenues	46,309	33,988
Selling, general and administrative expenses	550,357	393,125
Depreciation and amortization	4,389	4,773

Total operating costs and expenses	603,582	434,315

INCOME (LOSS) FROM OPERATIONS	(96,522)	31,268

OTHER INCOME	6,000	-
INTEREST EXPENSE	(330)	(754)
INCOME TAX EXPENSE	(4,666)	-

Net income (loss) from continuing operations	(95,518)	30,514
Gain from sale of discontinued asset	233,277	-
Net income (loss) from discontinued operations (NOTE 8)	(31,321)	(25,325)
NET INCOME	$106,438	$5,189

Preferred stock dividends	(6,724)	(6,724)

Net income (loss) available to common stockholders	$99,714	$(1,535)

Net income (loss) per share:
Continuing operations – basic	(0.01)	0.00
Continuing operations – diluted	(0.01)	0.00
Discontinued operations – basic	0.02	(0.00)
Discontinued operations – diluted	0.02	(0.00)
Net Income - basic and diluted	$0.01	$(0.00)

Weighted average common shares outstanding:
Basic	11,871,009	11,871,009
Diluted	11,871,009	14,289,011

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Three Months Ended March 31, 2018

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2018	11,871,009	$119	987,102	$618,675	$8,640,769	$(10,405,041)	$(1,145,478)

Stock options compensation	-	-	-	-	68,937	-	68,937

Amortization of increasing dividend rate preferred stock discount	-	-	-	6,724	(6,724)	-	-

Net income	-	-	-	-	-	106,438	106,438

Balance at March 31, 2018 – (unaudited)	11,871,009	$119	987,102	$625,399	$8,702,982	$(10,298,603)	$(970,103)

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$106,438	$5,189
(Income) loss from discontinued operations	(201,956)	25,325
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	4,389	4,773
Stock options compensation	68,937	1,651
Provision for uncollectible accounts receivable	110	238
Net (increase) decrease in
Accounts receivable	8,071	378
Prepaid expenses and other current assets	(22,757)	(19,019)
Net increase (decrease) in
Accounts payable	3,739	(17,171)
Accounts payable – related party	(7,466)	(13,935)
Accrued and other liabilities	28,433	22,160
Deferred revenue	37,348	39,598
Net cash provided by operating activities	25,286	49,187

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(5,916)	(766)
Cash paid for intangible asset	-	(7,700)
Net cash used in investing activities	(5,916)	(8,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(1,309)	(1,648)
Net cash used in financing activities	(1,309)	(1,648)

DISCONTINUED OPERATIONS
Net cash used in operating activities	(5,598)	(19,814)
Net cash provided by investing activities	218,153	-
Net cash used in financing activities	(116,592)	(9,192)
Net cash provided by (used in) discontinued operations	95,963	(29,006)

NET INCREASE (DECREASE) IN CASH – CONTINUING OPERATIONS	114,024	10,067
Cash at beginning of period	29,399	19,383
Cash at end of period	$143,423	$29,450

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income tax	$4,666	$-
Cash paid for interest – continuing operations	492	754
Cash paid for interest – discontinued operations	51	4,010

NON-CASH INVESTING AND FINANCING ACTIVITIES

Intangible asset purchased on account	$-	$8,300
Amortization of increasing dividend rate preferred stock discount	$6,724	$6,724

See accompanying notes to the unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2017.

Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.  These reclassifications did not impact the net income (loss).

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2018.

Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.”  Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “revenue Recognition”, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  We adopted Topic 606 as of January 1, 2018.  The adoption of Topic 606 did not have any impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Income.

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

Schedule of Income (Loss) Per Share
	Three Months Ended
	March 31, 2018	March 31, 2017
Net income (loss):
Income (loss) from continuing operations	$(95,518)	$30,514
Income (loss) from discontinued operations - See Note 8	201,956	(25,325)
Net income	106,438	5,189
Preferred stock dividends	(6,724)	(6,724)
Net income (loss) available to common shareholders	99,714	(1,535)

Basic income (loss) per share:
Weighted average common shares outstanding used in income (loss) per share computation	11,871,009	11,871,009

Basic income (loss) per share:
Continuing operations	(0.01)	0.00
Discontinued operations – See Note 8	0.02	(0.00)
Basic income (loss) per share	0.01	(0.00)

Diluted income (loss) per share:
Shares used in diluted income (loss) per share	11,871,009	14,289,011

Diluted income (loss) per share
Continuing operations	(0.01)	0.00
Discontinued operations – See Note 8	0.02	(0.00)
Diluted income (loss) per share	0.01	(0.00)

Computation of shares used in income (loss) per share:
Weighted average shares and share equivalents outstanding - basic	11,871,009	11,871,009
Effect of preferred stock	-	987,102
Effect of dilutive stock options	-	1,228,407
Effect of dilutive warrants	-	202,493
Weighted average shares and share equivalents outstanding – diluted	11,871,009	14,289,011

Schedule of Anti-dilutive Securities Excluded
	Three Months Ended
	March 31, 2018	March 31, 2017
Preferred stock	987,102	-
Stock options	4,120,834	36,000
Warrants	250,000	-
Convertible promissory notes	31,933	172,411
Total anti-dilutive securities excluded	5,389,869	208,411

Anti-dilutive securities consist of stock options and convertible promissory notes whose exercise price or conversion price, respectively, was greater than the average market price of the common stock.

2.     GOING CONCERN AND MANAGEMENT'S PLANS

At March 31, 2018 current liabilities exceeded current assets by $949,685. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

3.     CONVERTIBLE NOTES PAYABLE RELATED PARTY

At December 31, 2017 the Company had a secured convertible promissory note from a shareholder with a balance of $33,242.  The interest rate of this note is 6%, required monthly installments of interest only through May 31, 2014, then requires monthly installments of $600 including principal and interest and matures May 31, 2023.  This convertible promissory note is secured by certain equipment of the Company.  The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the three months ended March 31, 2018, the Company made principal and interest payments totaling $1,801, of which $1,309 applied to the principal.  The secured convertible promissory note had a balance of $31,933 at March 31, 2018 of which $7,203 is short-term and $24,730 is long-term.

4.     STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the three months ended March 31, 2018:

Schedule of Employee Stock Option Activity
	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2017	2,110,834	$.006	8.18

Options exercisable, December 31, 2017	626,834	$0.003	6.03	$ 22,902

Options issued during the period	2,010,000	0.040

Options outstanding, March 31, 2018	4,120,834	$0.023	8.88

Options exercisable, March 31, 2018	2,822,167	$0.027	8.81	$ 26,678

During the three months ended March 31, 2018, 2,010,000 nonqualified employee stock options were granted with an exercise price of $.04.  The options were valued using Black-Scholes option pricing model on the respective date of issuance and the fair value of the shares was determined to be $76,895 of which $67,280 was recognized as stock-based compensation expense for the three months ended March 31, 2018. 1,750,000 of the stock options vested immediately and 260,000 will vest one-fifth on each annual anniversary date of the grant. The total 2,010,000 will expire ten years from the date of the grant.

Total stock-based compensation expense for the three months ended March 31, 2018 was $68,937 of which $67,280 was related to options issued during the three months ended March 31, 2018 and $1,657 was related to options issued in prior years.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the three months ended March 31, 2018:

2018
Risk free interest rate	2.65%
Expected lives (in years)	5
Expected volatility	178%
Dividend yield	0%

5.     SERIES A CONVERTIBLE PREFERRED STOCK

On March 9, 2018 the Company’s board of directors made the determination that it was in the best interest of the Company and its stockholders to conserve the Company’s working capital at this time and not make the annual dividend payment for the year ending December 31, 2017, on its Series A Convertible Preferred Stock.  The Company has never made an annual dividend payment on its Series A convertible preferred stock.

The amortization of the increasing dividend rate preferred stock discount for the three months ended March 31, 2018 was $6,724.

6.     PROPERTY AND EQUIPMENT

During the three months ended March 31, 2018, 5,916 was paid for property and equipment and $2,180 was recorded as depreciation expense.

During the three months ended March 31, 2017, $766 was paid for property and equipment and $2,432 was recorded as depreciation expense.

7.     INTANGIBLE ASSET

During the three months ended March 31, 2018, $2,209 was recorded as amortization expense.

During the three months ended March 31, 2017, $7,700 was paid for an intangible asset and $2,341 was recorded as amortization expense.

8.     DISCONTINUED OPERATIONS

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

The Company recognized a gain of $233,277 on the Sale based on total considerations of $264,872 less total basis in the assets sold and transactions costs of $31,595.  The assets sold consisted primarily of customers and associated customer premise equipment.

Consideration:
Cash	$246,500
Assumption of deferred revenue	8,366
Waived service obligation for February 2018	10,006
Total consideration	$264,872

Total assets sold:
Customer contracts	$-
Fiber innerduct	3.248
Fiber strands	-
Customer CPE	-
Total assets	3,248
Transactional costs	28,347
Total basis	$31,595
Net gain	$233,277

At December 31,2017, the Company had a secured convertible promissory note from a shareholder with a balance of $116,592.  The interest rate of this note was 6% through December 31, 2014, 7% through December 31, 2015 and was 8% through December 31, 2016, 8.5% through December 31, 2017, and 9% through May 31, 2018, with fixed monthly payments of $3,301 and matures May 31, 2018, at which time the remaining balance of principal and all accrued interest shall be due and payable.  This convertible promissory note is secured by all tangible and intangible assets of the Company.  The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the three months ended March 31, 2018, the Company paid the remaining balance of $116,592 in full.

Assets and Liabilities of Discontinued Operations

	March 31, 2018	December 31, 2017
Carrying amounts of assets included in discontinued operations
Cash	$2,007	$1,801
Prepaid expenses and other current assets	2,467	2,671
Property and equipment, net	19,305	24,871
Total Assets of Discontinued Operations	$23,779	$29,343

Carrying amounts of liabilities included in discontinued operations
Accounts payable	$59,312	$57,342
Accrued and other liabilities	22,943	19,878
Convertible notes payable, related party – current portion	-	116,592
Convertible notes payable, related party – less current portion	-	-
Total Liabilities of Discontinued Operations	$82,255	$193,812

Operating Results of Discontinued Operations

	March 31, 2018	March 31, 2017
Revenues included in discontinued operations
Total colocation and other revenues	$28,091	$ 42,280

Operating costs and expenses included in discontinued operations
Cost of services	$53,886	$ 56,396
Selling, general and administrative expenses	3,157	4,662
Depreciation and amortization	2,318	2,537
Interest expense	51	4,010
Total operating costs and expenses included in discontinued operations	59,412	67,605

Other Income included in discontinued operations
Gain on sale of assets	233,277	-
Net Income (Loss) from Discontinued Operations	$201,956	$(25,325)
Net Income (Loss) per share from discontinued operations basic and diluted	$0.02	$(0.00)

Cash Flows from Discontinued Operations

	March 31,2018	March 31, 2017
Net cash used in operating activities	(5,598)	(19,814)
Net cash provided by investing activities	218,153	-
Net cash used in financing activities	(116,592)	(9,192)
Net cash provided by (used in) discontinued operations	95,963	(29,006)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our 2017 Annual Report on Form 10-K and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2017 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and competitive local exchange carrier industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.

Overview

We are an integrated communications provider.  Through our subsidiaries, we provide high quality, reliable and scalable Internet access, web hosting, equipment co-location, customized live help desk outsourcing services, group text and voice message delivery services, traditional telephone services as well as advanced voice and data solutions.

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

In response to changes in the telecommunications market and deterioration in our ability to effectively compete, we made the decision in the fourth quarter of 2017, to affect an orderly exit from the CLEC business.  We were in negotiations with a potential buyer at December 31, 2017, which buyer subsequently purchased substantially all of FullTel’s operating assets pursuant to an asset purchase agreement which was executed and closed on February 1, 2018.

Through CallMultiplier, our wholly owned subsidiary, we offer a comprehensive cloud-based solution to consumers and businesses for automated group voice and text message delivery.

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

Results of Operations

The following table, which includes both continuing and discontinued operations (see Note 8 – Discontinued Operations of the financial statement appearing elsewhere in this Report), sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018		March 31, 2017
	Amount	Percent	Amount	Percent
Revenues:
Access service revenues	$10,206	2.0%	$11,859	2.5%
Co-location and other revenues	496,854	98.0	453,724	97.5
Total revenues	507,060	100.0	465,583	100.0

Cost of access service revenues	2,527	0.5	2,429	0.5
Cost of co-location and other revenues	46,309	9.1	33,988	7.3
Selling, general and administrative expenses	550,357	108.5	393,125	84.4
Depreciation and amortization	4,389	0.9	4,773	1.0
Total operating costs and expenses	603,582	119.0	434,315	93.2

Income (loss) from operations	(96,522)	(19.0)	31,268	6.7
Other income	6,000	1.2	-	-
Interest expense	(330)	(0.1)	(754)	(0.2)
Income tax expense	(4,666)	(0.9)	-	-
Net income (loss) from continuing operations	$(95,518)	(18.8)%	$30,514	6.6%
Net income (loss) from discontinued operations	201,956	39.8	(25,325)	(5.4)
Net income	106,438	21.0	5,189	1.1

Preferred stock dividends	(6,724)	(1.3)	(6,724)	(1.4)

Net income available to common stockholders	$99,714	19.7%	$(1,535)	(0.3)%

Three Months Ended March 31, 2018 (the “2018 1st Quarter”) Compared to Three Months Ended March 31, 2017 (the “2017 1st Quarter”)

Revenues

Access service revenues decreased $1,653 or 13.9% to $10,206 for the 2018 1st Quarter from $11,859 for the same period in 2017 primarily due to a decline in the number of customers.

Co-location and other revenues increased $43,130 or 9.5% to $496,854 for the 2018 1st Quarter from $453,724 for the same period in 2017. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Operating Costs and Expenses

Cost of access service increased $98 or 4.0% to $2,527 for the 2018 1st Quarter from $2,429 for the same period in 2017. This increase was primarily due to increases in costs of servicing access customers. Cost of access service revenues as a percentage of access service revenues remained unchanged at .5% during the 2018 1st Quarter from the same period in 2017.

Cost of co-location and other revenues increased $12,321 or 36.3% to $46,309 for the 2018 1st Quarter from $33,988 for the same period in 2017. This increase was primarily related to an increase in advertising costs. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 9.1% during the 2018 1st Quarter, compared to 7.3% during the same period in 2017.

Selling, general and administrative expenses increased $157,232 or 40.0% to $550,357 for the 2018 1st Quarter compared to $393,125 for the same period in 2017.  This increase was primarily related to increases in employee costs, advertising, professional services, rent expense, and credit card fees of $128,463, $21,634, $2,929, $2,452, and $2,005, respectively. Selling, general and administrative expenses as a percentage of total revenues increased to 108.5 during the 2018 1st Quarter from 84.4% during the same period in 2017.

Depreciation and amortization expense decreased $384 or 8.0% to $4,389 for the 2018 1st Quarter compared to $4,773 for the same period in 2017.  This decrease was primarily related to several assets reaching full depreciation.

Interest Expense

Interest expense decreased $424 or 56.2% to $330 for the 2018 1st Quarter compared to $754 for the same period in 2017.  This decrease was primarily related to the payoff of the related-party note payable made during the 2018 1st Quarter.

Liquidity and Capital Resources

As of March 31, 2018, we had $143,423 in cash and $1,122,648 in current liabilities, including $435,279 of deferred revenues that will not require settlement in cash.

At March 31, 2018 and December 31, 2017, we had working capital deficits of $949,685 and $1,014,382, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of March 31, 2018, of the $41,110 we owed to our trade creditors $29,072 was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the three-month periods ended March 31, 2018 and 2017 consist of the following.

	For the Three-Months Periods Ended March 31,
	2018	2017
Net cash flows provided by operating activities	$25,286	$49,187
Net cash flows used in investing activities	(5,916)	(8,466)
Net cash flows used in financing activities	(1,309)	(1,648)

Cash used for the purchase of property and equipment was $5,916 and $766, respectively, for the three months ended March 31, 2018 and 2017.

No intangible assets were purchased in the three months ended March 31, 2018, and cash used for the purchase of intangible assets was $7,700 in the three months ended March 31, 2017.

Cash used for principal payments on notes payable was $1,309 and $1,648, respectively, for the three months ended March 31, 2018 and 2017.

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

On March 9, 2018, the Company’s board of directors made the determination that it was in the best interest of the Company and its stockholders to conserve our working capital at this time and not make the annual dividend payment for the year ending December 31, 2017.  We have never made an annual dividend payment on our Series A convertible preferred stock.

Financing Activities

We had a secured convertible promissory note from a shareholder which requires monthly installments of $3,301 including principal and interest and is secured by all of our tangible and intangible assets.  The note was paid in full on February 1, 2018 in the amount of $116,592.

We have a secured convertible promissory note from a shareholder which requires monthly installments of interest only through May 31, 2014 then monthly installments of $600 including principal and interest.  This note is secured by certain equipment.  At March 31, 2018, the outstanding principal and accrued interest of the secured convertible promissory note was $31,933.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of March 31, 2018 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

During the three months ended March 31, 2018 all events reportable on Form 8-K were reported.

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

#

10.7	Employment Agreement with Timothy J. Kilkenny dated July 31, 2002	#

10.8	Employment Agreement with Roger P. Baresel dated July 31, 2002	#

10.9	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC	#

10.10	Employment Agreement with Jason Ayers dated January 1, 2011	#

10.11	Employment Agreement with Timothy J. Kilkenny dated July 6, 2011	#

10.12	Employment Agreement with Roger P. Baresel dated July 6, 2011	#

10.13	Employment Agreement with Jason Ayers dated July 6, 2011	#

10.14	Form 8-K dated May 9, 2013 reporting expansion of the Board of Directors and the election of Jason C. Ayers to the Board of Directors	#

10.15	Schedule 14C Definitive Information Statement dated May 15, 2013 reporting Notice of Action by Written Consent of Shareholders	#

Exhibit
Number		Exhibit

	10.16	Form of Exchange Offer Acceptance Agreement

	10.17	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC	#

	10.18	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC	#

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: May 15,2018	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer