Form 10-Q
period 2018-06-30
FULLNET COMMUNICATIONS INC
filed 2018-08-14
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018, 11,871,009 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2018 (Unaudited)	DECEMBER 31, 2017
ASSETS
CURRENT ASSETS
Cash	$119,044	$29,399
Accounts receivable, net	547	8,854
Prepaid expenses and other current assets	30,751	6,110
Assets of discontinued operations, net (Note 8)	4,852	4,472

Total current assets	155,194	48,835

PROPERTY AND EQUIPMENT, net	42,853	39,448

OTHER ASSETS AND INTANGIBLE ASSETS	17,396	21,813

LONG-TERM ASSETS DISCONTINUED OPERATIONS, net (Note 8)	16,987	24,871

TOTAL ASSETS	$232,430	$134,967

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$18,314	$37,371
Accounts payable, related party	5,106	7,982
Accrued and other liabilities	636,221	610,107
Convertible notes payable, related party - current portion	7,203	5,354
Deferred revenue	422,850	397,931
Liabilities of discontinued operations (Note 8)	81,336	140,566

Total current liabilities	1,171,030	1,199,311

CONVERTIBLE NOTES PAYABLE, related party - less current portion	23,402	27,888

LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS (NOTE 8)	-	53,246
Total liabilities	1,194,432	1,280,445

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2018 and 2017	628,762	618,675
Common stock - $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 11,871,009 shares in 2018 and 2017	119	119
Additional paid-in capital	8,701,735	8,640,769
Accumulated deficit	(10,292,618)	(10,405,041)

Total stockholders’ deficit	(962,002)	(1,145,478)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$232,430	$134,967

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUES
Co-location and other revenues	$496,098	$449,144	$992,952	$902,868
Access service revenues	7,095	11,274	17,301	23,133
Total revenues	503,193	460,418	1,010,253	926,001

OPERATING COSTS AND EXPENSES
Cost of co-location and other revenues	59,487	36,640	105,796	70,628
Cost of access service revenues	2,940	2,915	5,467	5,344
Selling, general and administrative expenses	418,122	399,686	968,479	792,811
Depreciation and amortization	4,095	4,648	8,484	9,421
Total operating costs and expenses	484,644	443,889	1,088,226	878,204

INCOME (LOSS) FROM OPERATIONS	18,549	16,529	(77,973)	47,797

OTHER INCOME	16,605	-	22,605	-
INTEREST EXPENSE	(166)	(363)	(496)	(1,117)
INCOME TAX EXPENSE	(7,334)	-	(12,000)	-

Net income (loss) from continuing operations	27,654	16,166	(67,864)	46,680
Gain from sale of discontinued asset	-	-	233,277	-
Net income (loss) from discontinued operations (NOTE 8)	(21,669)	(31,844)	(52,990)	(57,169)

NET INCOME (LOSS)	$5,985	$(15,678)	$112,423	$(10,489)
Preferred stock dividends	(3,363)	(6,725)	(10,087)	(13,449)
Net income (loss) available to common stockholders	$2,622	$(22,403)	$102,336	$(23,938)

Net income (loss) per share:
Continuing operations – basic and diluted	0.00	0.00	(0.01)	0.00
Discontinued operations – basic and diluted	(0.00)	(0.00)	0.02	(0.00)
Net income (loss) - basic and diluted	$0.00	$(0.00)	$0.01	$(0.00)

Weighted average common shares outstanding:
Basic	11,871,009	11,871,009	11,871,009	11,871,009
Diluted	14,753,128	14,845,591	11,871,009	14,687,328

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Six Months Ended June 30, 2018

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2018	11,871,009	$119	987,102	$618,675	$8,640,769	$(10,405,041)	$(1,145,478)

Stock options compensation	-	-	-	-	71,053	-	71,053

Amortization of increasing dividend rate preferred stock discount	-	-	-	10,087	(10,087)	-	-

Net income	-	-	-	-	-	112,423	112,423

Balance at June 30, 2018 – (unaudited)	11,871,009	$119	987,102	$628,762	$8,701,735	$(10,292,618)	$(962,002)

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$112,423	$(10,489)
(Income) loss from discontinued operations	(180,287)	57,169
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,484	9,421
Stock options compensation	71,053	3,248
Provision for uncollectible accounts receivable	(7,147)	429
Net (increase) decrease in
Accounts receivable	15,454	(1,559)
Prepaid expenses and other current assets	(24,641)	(18,583)
Net increase (decrease) in
Accounts payable	(19,057)	(32,121)
Accounts payable – related party	(2,876)	(13,419)
Accrued and other liabilities	26,114	36,127
Deferred revenue	24,919	29,908
Net cash provided by operating activities	24,439	60,131

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(7,472)	(1,471)
Net cash used in investing activities	(7,472)	(1,471)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(2,637)	(2,484)
Net cash used in financing activities	(2,637)	(2,484)

DISCONTINUED OPERATIONS
Net cash used in operating activities	(26,246)	(48,645)
Net cash provided by investing activities	218,153	-
Net cash used in financing activities	(116,592)	(13,887)
Net cash provided by (used in) discontinued operations	75,315	(62,532)

NET INCREASE (DECREASE) IN CASH	89,645	(6,356)
Cash at beginning of period	29,399	19,383
Cash at end of period	$119,044	$13,027

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income tax	$12,000	$-
Cash paid for interest – continuing operations	964	1,116
Cash paid for interest – discontinued operations	51	5,917

NON-CASH INVESTING AND FINANCING ACTIVITIES

Amortization of increasing dividend rate preferred stock discount	$10,087	$13,449

See accompanying notes to the unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     UNAUDITED INTERIM FINANCIAL STATEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.”  Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “revenue Recognition”, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  We adopted Topic 606 as of January 1, 2018.  The adoption of Topic 606 did not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Income because the revenue of the Company does not include contracts that extend over several periods.

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

Schedule of Income (Loss) Per Share
	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income (loss):
Income (loss) from continuing operations	$27,654	$16,166	$(67,864)	$46,680
Income (loss) from discontinued operations – See Note 8	(21,669)	(31,844)	180,287	(57,169)
Net income (loss)	$5,985	$(15,678)	$112,423	$(10,489)
Preferred stock dividends	(3,363)	(6,725)	(10,087)	(13,449)
Net income (loss) available to common shareholders	2,622	(22,403)	102,336	(23,938)

Basic income (loss) per share:
Weighted average common shares outstanding used in income (loss) per share	11,871,009	11,871,009	11,871,009	11,871,009

Basic income (loss) per share:
Continuing operations	0.00	0.00	(0.01)	0.00
Discontinued operations – See Note 8	(0.00)	(0.00)	0.02	(0.00)
Basic income (loss) per share	0.00	(0.00)	0.01	(0.00)

Diluted income (loss) per share:
Shares used in diluted income (loss) per share	14,753,128	14,845,591	11,871,009	14,687,328

Diluted income (loss) per share:
Continuing operations	0.00	0.00	(0.01)	0.00
Discontinued operations – See Note 8	(0.00)	(0.00)	0.02	(0.00)
Diluted income (loss) per share	0.00	(0.00)	0.01	(0.00)

Computation of shares used in income (loss) per share:
Weighted average shares and share equivalents outstanding – basic	11,871,009	11,871,009	11,871,009	11,871,009
Effect of preferred stock	987,102	987,102	-	987,102
Effect of dilutive stock options	1,670,017	1,752,619	-	1,602,083
Effect of dilutive warrants	225,000	234,861	-	227,134
Weighted average shares and share equivalents outstanding – diluted	14,753,128	14,845,591	11,871,009	14,687,328

Schedule of Anti-dilutive Securities Excluded
	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Preferred stock	-	-	987,102	-
Stock options	2,043,000	-	4,117,834	-
Warrants	-	-	250,000	-
Convertible promissory notes	30,605	172,411	30,605	166,881
Total anti-dilutive securities excluded	2,073,605	172,411	5,385,541	166,881

Anti-dilutive securities consist of stock options and convertible promissory notes whose exercise price or conversion price, respectively, was greater than the average market price of the common stock.

2     GOING CONCERN AND MANAGEMENT'S PLANS

At June 30, 2018 current liabilities exceeded current assets by $1,015,836. The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

The Company’s business plan includes, among other things, expansion through mergers and acquisitions and the development of its co-location and advanced voice and data solutions. Execution of the Company’s business plan will require significant capital to fund capital expenditures, working capital needs and debt service. There can be no assurance that current cash balances will be sufficient to fund the Company’s current business plan beyond the next few months. As a consequence, the Company is currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. The Company continues to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund the Company’s liquidity. There can be no assurance that the Company will be able to obtain additional capital on satisfactory terms, or at all, or on terms that will not dilute the shareholders’ interests.

3.     CONVERTIBLE NOTES PAYABLE RELATED PARTY

At December 31, 2017 the Company had a secured convertible promissory note from a shareholder with a balance of $33,242.  The interest rate of this note is 6%, requires monthly installments of $600 including principal and interest and matures May 31, 2023.  This convertible promissory note is secured by certain equipment of the Company.  The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the six months ended June 30, 2018, the Company made principal and interest payments totaling $3,602, of which $2,637 applied to the principal.  The secured convertible promissory note had a balance of $30,605 at June 30, 2018 of which $7,203 is short-term and $23,402 is long-term.

4.     STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the six months ended June 30, 2018:

Schedule of Employee Stock Option Activity
	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2017	2,110,834	$0.006	8.18

Options exercisable, December 31, 2017	626,834	$0.003	6.03	$ 22,902

Options issued during the period	2,010,000	$0.040

Options expired during the period	3,000	$0.003

Options outstanding, June 30, 2018	4,117,834	$0.023	8.63

Options exercisable, June 30, 2018	2,825,167	$0.027	8.55	$ 26,759

During the six months ended June 30, 2018, 2,010,000 nonqualified employee stock options were granted with an exercise price of $.04 per option. The options were valued using Black-Scholes option pricing model on the respective date of issuance and the fair value of the shares was determined to be $76,895 of which $67,777 was recognized as stock-based compensation expense for the six months ended June 30, 2018. Of these stock options, 1,750,000 of the stock options vested immediately upon grant (February 14, 2018) and 260,000 will vest one-fifth on each annual anniversary date of the grant. The total 2,010,000 will expire ten years from the date of the grant.

Total stock-based compensation expense for the six months ended June 30, 2018 was $71,053 of which $67,777 was related to options issued during the six months ended June 30, 2018 and $3,276 was related to options issued in prior years. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the six months ended June 30, 2018:

2018
Risk free interest rate	2.65%
Expected lives (in years)	5
Expected volatility	178%
Dividend yield	0%

5.     SERIES A CONVERTIBLE PREFERRED STOCK

On March 9, 2018 the Company’s board of directors made the determination that it was in the best interest of the Company and its stockholders to conserve the Company’s working capital at this time and not make the annual dividend payment for the year ending December 31, 2017, on its Series A Convertible Preferred Stock.  The Company has never made an annual dividend payment on its Series A convertible preferred stock. As of June 30, 2018, the aggregate outstanding accumulated arrearages of cumulative dividend was $98,926 or if issued in common shares, 3,297,933 shares.

The amortization of the increasing dividend rate preferred stock discount for the six months ended June 30, 2018 was $10,087.

6.      PROPERTY AND EQUIPMENT

During the six months ended June 30, 2018, $7,472 was paid for property and equipment.  During the three and six months ended June 30, 2018, $1,887 and $4,067 was recorded as depreciation expense, respectively.

7     INTANGIBLE ASSET

During the three and six months ended June 30, 2018, $2,208 and $4,417 was recorded as amortization expense, respectively.

8.     DISCONTINUED OPERATIONS

In response to the changes in the telecommunications market and deterioration in the Company’s ability to effectively compete, the Company made the decision to exit the competitive local exchange carrier or CLEC business.  On October 27, 2017, the Company’s board of directors adopted a plan to exit the CLEC business as soon as possible through the sale of its wholly owned CLEC subsidiary and/or substantially all of its CLEC subsidiary’s operating assets.  The Company was in negotiations with a potential buyer at December 31, 2017, which buyer subsequently purchased substantially all of its CLEC subsidiary’s operating assets pursuant to an asset purchase agreement which was executed and closed on February 1, 2018, (the “Sale”).

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

Consideration:
Cash	$246,500
Assumption of deferred revenue	8,366
Waived service obligation for February 2018	10,006
Total consideration	$264,872

Total assets sold:
Customer contracts	$-
Fiber innerduct	3,248
Fiber strands	-
Customer CPE	-
Total assets	3,248
Transactional costs	28,347
Total basis	$31,595
Net gain	$233,277

At December 31,2017, the Company had a convertible promissory note from a shareholder with a balance of $116,592, which was secured by all tangible and intangible assets of the Company. The note matured on May 31, 2018, and the Company paid the remaining balance of $116,592 in full on February 1, 2018.

Assets and Liabilities of Discontinued Operations

	June 30, 2018	December 31, 2017
Carrying amounts of assets included in discontinued operations
Cash	$3,102	$1,801
Prepaid expenses and other current assets	1,750	2,671
Property and equipment, net	16,987	24,871
Total Assets of Discontinued Operations	$21,839	$29,343

Carrying amounts of liabilities included in discontinued operations
Accounts payable	$59,898	$57,342
Accrued and other liabilities	21,438	19,878
Convertible notes payable, related party – current portion	-	116,592
Convertible notes payable, related party – less current portion	-	-
Total Liabilities of Discontinued Operations	$81,336	$193,812

Operating Results of Discontinued Operations

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues included in discontinued operations
Total colocation and other revenues	-	$ 34,170	28,091	$ 76,450

Operating costs and expenses included in discontinued operations
Cost of services	18,660	$ 57,016	72,546	$ 113,412
Selling, general and administrative expenses	691	4,554	3,848	9,216
Depreciation and amortization	2,318	2,537	4,636	5,074
Interest expense	-	1,907	51	5,917
Total operating costs and expenses discontinued operations	$ 21,669	$ 66,014	$ 81,081	$ 133,619

Other Income included in discontinued operations
Gain on sale of assets	-	-	233,277	-
Net Income (Loss) from Discontinued Operations	$ (21,669)	$ (31,844)	$ 180,287	$ (57,169)
Net Income (Loss) per share from discontinued operations basic	$ (0.00)	$ (0.00)	$ 0.02	$ (0.00)
Net Income (Loss) per share from discontinued operations diluted	$ (0.00)	$ (0.00)	$ 0.02	$ (0.00)

Cash Flows from Discontinued Operations

	June 30,2018	June 30, 2017
Net cash used in operating activities	(26,246)	(48,645)
Net cash provided by investing activities	218,153	-
Net cash used in financing activities	(116,592)	(13,887)
Net cash provided by (used in) discontinued operations	75,315	(62,532)

9.     SUBSEQUENT EVENT

On August 7, 2018, the Company executed an asset purchase agreement with EBOX, Inc., a Canadian corporation, pursuant to which the Company will sell a block of excess IPv4 numbers for $68,608.  The Company anticipates closing on the sale prior to the end of August 2018, at which time the Company will receive $64,491 in cash after the deduction of $4,117 in selling costs.

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

References to us in this Report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”), and FullWeb, Inc. (“FullWeb”). Our principal executive offices are located at 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102, and our telephone number is (405) 236-8200. We also maintain Internet sites on the World Wide Web (“WWW”) at www.fullnet.net www.fulltel.com  and www.callmultiplier.com. Information contained on our Web sites is not, and should not be deemed to be, a part of this Report.

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

Results of Operations

The following table, which includes both continuing and discontinued operations (see Note 8 – Discontinued Operations of the financial statement appearing elsewhere in this Report), sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Co-location and other revenues	$496,098	98.6%	$449,144	97.5%	$ 992,952	98.3	$902,868	97.5%
Access service revenues	7,095	1.4	11,274	2.5	17,301	1.7	23,133	2.5
Total revenues	503,193	100.0	460,418	100.0	1,010,253	100.0	926,001	100.0

Cost of co-location and other revenues	59,487	11.8	36,640	7.9	105,796	10.5	70,628	7.6
Cost of access service revenues	2,940	0.6	2,915	0.6	5,467	0.5	5,344	0.6
Selling, general and administrative expenses	418,122	83.1	399,686	86.8	968,479	95.9	792,811	85.6
Depreciation and amortization	4,095	0.8	4,648	1.0	8,484	0.8	9,421	1.0
Total operating costs and expenses	484,644	96.3	443,889	96.3	1,088,226	107.7	878,204	94.8

Income (loss) from operations	18,549	3.7	16,529	3.6	(77,973)	(7.7)	47,797	5.2
Other income	16,605	3.3	-	-	22,605	2.2	-	-
Interest expense	(166)	(0.1)	(363)	(0.1)	(496)	(0.1)	(1,117)	(0.1)
Income tax expense	(7,334)	(1.4)	-	-	(12,000)	(1.1)	-	-
Net income (loss) from continuing operations	27,654	5.5	$16,166	3.5	(67,864)	(6.7)	$46,680	5.1%
Gain from sale of discontinued asset	-	-	-	-	233,277	23.0	-	-
Net income (loss) from discontinued operations	(21,669)	(4.3)	(31,844)	(6.9)	(52,990)	(5.2)	(57,169)	(6.2)
Net income (loss)	5,985	1.2	(15,678)	(3.4)	112,423	11.1	(10,489)	(1.1)

Preferred stock dividends	(3,363)	(0.7)	(6,725)	(1.5)	(10,087)	(1.0)	(13,449)	(1.5)

Net income available to common stockholders	2,622	0.5	$(22,403)	(4.9)	102,336	10.1	$(23,938)	(2.6)%

Three Months Ended June 30, 2018 (the “2018 2nd Quarter”) Compared to Three Months Ended June 30, 2017 (the “2017 2nd Quarter”)

Revenues

Co-location and other revenues increased $46,954 or 10.4% to $496,098 for the 2018 2nd Quarter from $449,144 for the same period in 2017. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Access service revenues decreased $4,179 or 37.1% to $7,095 for the 2018 2nd Quarter from $11,274 for the same period in 2017 primarily due to a decline in the number of customers.

Operating Costs and Expenses

Cost of co-location and other revenues increased $22,847 or 62.3% to $59,487 for the 2018 2nd Quarter from $36,640 for the same period in 2017. This increase was primarily related to servicing new customers added through growth of business. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 12.0% during the 2018 2nd Quarter, compared to 8.1% during the same period in 2017.

Cost of access service increased $25 or 0.8% to $2,940 for the 2018 2nd Quarter from $2,915 for the same period in 2017. This increase was primarily due to increases in the costs of servicing access customers. Cost of access service revenues as a percentage of access service revenues increased to 41.4% during the 2018 2nd Quarter from 25.8 % during the same period in 2017. This increase was primarily a factor of fixed costs that were not reduced by a decline in customers.

Selling, general and administrative expenses increased $18,436 or 4.6% to $418,122 for the 2018 2nd Quarter compared to $399,686 for the same period in 2017. This increase was primarily related to an increase in professional services fees of $17,057. Selling, general and administrative expenses as a percentage of total revenues decreased to 83.1% during the 2018 2nd Quarter from 86.8% during the same period in 2017.

Depreciation and amortization expense decreased $553 or 11.9% to $4,095 for the 2018 2nd Quarter compared to $4,648 for the same period in 2017.  This decrease was primarily related to several assets reaching full depreciation.

 Interest Expense

Interest expense decreased $197 or 54.3% to $166 for the 2018 2nd Quarter compared to $363 for the same period in 2017.  This decrease was primarily related to the payoff of the related-party note payable made during the 2018 1st Quarter.

Six Months Ended June 30, 2018 (the “2018 Period”) Compared to Six Months Ended June 30, 2017 (the “2017 Period”)

Revenues

Co-location and other revenues increased $90,084 or 10.0% to $992,952 for the 2018 Period from $902,868 for the 2017 Period.  This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Access service revenues decreased $5,832 or 25.2% to $17,301 for the 2018 Period from $23,133 for the 2017 Period primarily due to a decline in the number of customers.

Operating Costs and Expenses

Cost of co-location and other revenues increased $35,168 or 49.8% to $105,796 for the 2018 Period from $70,628 for the 2017 Period.  This increase was primarily related to increases in costs of servicing new customers added through growth of business.  Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 10.6% during the 2018 Period compared to 7.8% during the 2017 Period.

Cost of access service revenues increased $123 or 2.3% to $5,467 for the 2018 Period from $5,344 for the 2017 Period. This increase was primarily due to increases in costs of servicing access customers.  Cost of access service revenues as a percentage of access service revenues increased to 31.6% during the 2018 Period, compared to 23.1% during the 2017 Period.

Selling, general and administrative expenses increased $175,668 or 22.1% to $968,479 for the 2018 Period compared to $792,811 for the 2017 Period.  This increase is primarily related to increases in advertising, employee costs, and professional services fees of $32,174, $126,385, and $19,986, respectively.  These increases were offset by a decrease in property taxes of $3,740.  In the 2017 Period we had non-recurring agent commissions expense of $13,275.  Selling, general and administrative expenses as a percentage of total revenues increased to 95.9% during the 2018 Period from 85.6% during the 2017 Period.

Depreciation and amortization expense remained relatively the same at $8,484 for the 2018 Period compared to $9,421 for the 2017 Period.

Interest Expense

Interest expense decreased to $496 for the 2018 Period compared to $1,117 for the 2017 Period.

Liquidity and Capital Resources

 As of June 30, 2018, we had $119,044 in cash and $155,194 in current assets and $1,171,030 in current liabilities.  Current liabilities consist primarily of $636,221 in accrued and other liabilities of which $466,225 is owed to our officers and directors and $422,850 of which is deferred revenue.  Our officers and directors, who are also major shareholders, have informally agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern.  The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

At June 30, 2018 and December 31, 2017, we had working capital deficits of $1,015,836 and $1,150,476, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of June 30, 2018, of the $18,314 we owed to our trade creditors $14,214 was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the six-month periods ended June 30, 2018 and 2017 consist of the following:

	For the Six-Months Periods Ended June 30,
	2018	2017
Net cash flows provided by operating activities	$24,439	$60,131
Net cash flows used in investing activities	(7,472)	(1,471)
Net cash flows used in financing activities	(2,637)	(2,484)

Cash used for the purchase of property and equipment was $7,472 and $1,471, respectively, for the six months ended June 30, 2018 and 2017.

No intangible assets were purchased in the six months ended June 30, 2018 and 2017.

Cash used for principal payments on notes payable was $2,637 and $2,484, respectively, for the six months ended June 30, 2018 and 2017.

The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, and debt service. Our principal capital expenditure requirements will include:

•	mergers and acquisitions and
•	further development of operations support systems and other automated back office systems

Because our cost of developing new networks and services, funding other strategic initiatives, and operating our business depend on a variety of factors (including, among other things, the number of customers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will materially vary from expected amounts and these variations are likely to increase our future capital requirements. There can be no assurance that our current cash balances will be sufficient to fund our current business plan beyond the next few months. As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets and to extend vendor payment terms. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity. There is no assurance that we will be able to obtain additional capital on satisfactory terms or at all or on terms that will not dilute our shareholders’ interests.

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

Financing Activities

We had a secured convertible promissory note from a shareholder, which we paid in full on February 1, 2018 in the amount of $116,592.

We have a secured convertible promissory note from a shareholder which requires monthly installments of $600, including principal and interest.  This note is secured by certain equipment.  At June 30, 2018, the outstanding principal and accrued interest of the secured convertible promissory note was $30,605.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of June 30, 2018 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2018, we issued 2,010,000 nonqualified employee stock options with exercise prices of $.04 per option. The exercise price was the same as the OTC market price for our common stock as of the grant date.  Of these options, 1,750,000 options vested immediately on February 14, 2018 (the grant date), and the remaining 260,000 stock options will vest one-fifth on each annual anniversary date of the grant and will expire ten years from the date of the grant.  We do not have a written employee stock option plan.  In connection with the issuance of these common stock options, no underwriting discounts or commissions were paid or will be paid. The common stock options were issued without registration under the Securities Act of 1933, as amended, in reliance on the registration exemption afforded by Regulation D and more specifically Rule 506 of Regulation D.

Item 5.     Other Information

On August 7, 2018, the Company executed an asset purchase agreement with EBOX, Inc., a Canadian corporation, pursuant to which the Company will sell a block of excess IPv4 numbers for $68,608.  The Company anticipates closing on the sale before the end of August 2018, at which time the Company will receive $64,491 in cash after the deduction of $4,117 in selling costs.

During the three months ended June 30, 2018 all events reportable on Form 8-K were reported.

Item 6.     Exhibits

(a)	The following exhibits are either filed as part of or are incorporated by reference in this Report:

Exhibit
Number		Exhibit

	2.1	Asset Purchase Agreement dated February 1, 2018, by and among FullTel, Inc. and Dobson Technologies – Transport and Telecom Solutions, LLC	1

	4.4	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of FullNet Communications, Inc.	#2

	10.22	IPv4 Numbers Purchase Agreement executed August 7, 2018, by and between FullNet Communications, Inc. and EBOX, Inc.	*

	31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

	101.INS	XBRL Instance Document	**
	101.SCH	XBRL Taxonomy Extension Schema Document	**
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

1	Incorporated by reference to Exhibit 2.1 to the Form 8-K filed February 1, 2018

#2	Incorporated by reference to Exhibit 4.18 to the Form 8-K dated June 3, 2013

*	Filed herewith.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: August 14,2018	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer