Form 10-Q
period 2018-09-30
FULLNET COMMUNICATIONS INC
filed 2018-11-14
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(405) 236-8200

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2018, 13,621,009 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2018 (Unaudited)	DECEMBER 31, 2017
ASSETS
CURRENT ASSETS
Cash	$176,438	$29,399
Accounts receivable, net	8,583	8,854
Prepaid expenses and other current assets	43,869	6,110
Assets of discontinued operations, net (Note 8)	6,357	4,472

Total current assets	235,247	48,835

PROPERTY AND EQUIPMENT, net	40,869	39,448

OTHER ASSETS AND INTANGIBLE ASSETS	15,188	21,813

LONG-TERM ASSETS DISCONTINUED OPERATIONS, net (Note 8)	14,668	24,871

TOTAL ASSETS	$305,972	$134,967

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$23,131	$37,371
Accounts payable, related party	3,516	7,982
Accrued and other liabilities	552,255	610,107
Convertible notes payable, related party - current portion	7,203	5,354
Deferred revenue	416,961	397,931
Liabilities of discontinued operations (Note 8)	83,747	140,566

Total current liabilities	1,086,813	1,199,311

CONVERTIBLE NOTES PAYABLE, related party - less current portion	22,053	27,888

LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS (NOTE 8)	-	53,246
Total liabilities	1,108,866	1,280,445

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2018 and 2017	633,806	618,675
Common stock - $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 13,621,009 shares in 2018 and 11,871,009 in 2017	136	119
Additional paid-in capital	8,768,697	8,640,769
Accumulated deficit	(10,205,533)	(10,405,041)

Total stockholders’ deficit	(802,894)	(1,145,478)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$305,972	$134,967

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
REVENUES
Co-location and other revenues	$505,642	$452,860	$1,498,594	$1,355,728
Access service revenues	8,841	9,759	26,142	32,892
Total revenues	514,483	462,619	1,524,736	1,388,620

OPERATING COSTS AND EXPENSES
Cost of co-location and other revenues	64,492	43,874	170,288	114,502
Cost of access service revenues	2,375	2,536	7,842	7,880
Selling, general and administrative expenses	416,052	407,971	1,384,531	1,200,782
Depreciation and amortization	4,192	4,156	12,676	13,577
Total operating costs and expenses	487,111	458,537	1,575,337	1,336,741

INCOME (LOSS) FROM OPERATIONS	27,372	4,082	(50,601)	51,879

OTHER INCOME	79,646	-	102,251	-
INTEREST EXPENSE	(108)	(495)	(604)	(1,612)
INCOME TAX EXPENSE	(6,000)	-	(18,000)	-

Net income from continuing operations	100,910	3,587	33,046	50,267
Gain from sale of discontinued asset	-	-	233,277	-
Net loss from discontinued operations (NOTE 8)	(13,825)	(19,211)	(66,815)	(76,380)

NET INCOME (LOSS)	$87,085	$(15,624)	$199,508	$(26,113)
Preferred stock dividends	(5,044)	(6,725)	(15,131)	(20,174)
Net income (loss) available to common stockholders	$82,041	$(22,349)	$184,377	$(46,287)

Net income (loss) per share:
Continuing operations – basic	0.01	0.00	0.00	0.00
Continuing operations – diluted	0.01	0.00	0.00	0.00
Discontinued operations – basic	(0.00)	(0.00)	0.01	(0.01)
Discontinued operations - diluted	(0.00)	(0.00)	0.01	(0.01)
Net income (loss) - basic	$0.01	$(0.00)	$0.02	$(0.00)
Net income (loss) - diluted	$0.01	$(0.00)	$0.01	$(0.00)

Weighted average common shares outstanding:
Basic	11,909,052	11,871,009	11,883,830	11,871,009
Diluted	14,851,830	14,887,069	14,815,054	14,833,073

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Nine Months Ended September 30, 2018

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2018	11,871,009	$119	987,102	$618,675	$8,640,769	$(10,405,041)	$(1,145,478)

Stock options compensation	-	-	-	-	73,076	-	73,076

Amortization of increasing dividend rate preferred stock discount	-	-	-	15,131	(15,131)	-	-

Exercise of options by reducing deferred compensation payable	1,750,000	17	-	-	69,983	-	70,000

Net income	-	-	-	-	-	199,508	199,508

Balance at September 30, 2018 – (unaudited)	13,621,009	$136	987,102	$633,806	$8,768,697	$(10,205,533)	$(802,894)

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$199,508	$(26,113)
(Income) loss from discontinued operations	(166,462)	76,380
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	12,676	13,577
Stock options compensation	73,076	11,005
Provision for uncollectible accounts receivable	(5,796)	262
Net (increase) decrease in
Accounts receivable	6.067	(1,320)
Prepaid expenses and other current assets	(37,759)	(14,766)
Net increase (decrease) in
Accounts payable	(14,420)	(47,702)
Accounts payable – related party	(4,286)	(10,474)
Accrued and other liabilities	12,148	55,915
Deferred revenue	19,030	36,479
Net cash provided by operating activities	93,782	93,243

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(7,472)	(1,471)
Net cash used in investing activities	(7,472)	(1,471)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(3,986)	(3,755)
Net cash used in financing activities	(3,986)	(3,755)

DISCONTINUED OPERATIONS
Net cash used in operating activities	(36,846)	(63,529)
Net cash provided by investing activities	218,153	-
Net cash used in financing activities	(116,592)	(21,054)
Net cash provided by (used in) discontinued operations	64,715	(84,583)

NET INCREASE (DECREASE) IN CASH	147,039	3,434
Cash at beginning of period	29,399	19,383
Cash at end of period	$176,438	$22,817

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income tax	$18,000	$-
Cash paid for interest – continuing operations	1.417	1,612
Cash paid for interest – discontinued operations	51	8,652

NON-CASH INVESTING AND FINANCING ACTIVITIES
Amortization of increasing dividend rate preferred stock discount	$15,131	$20,174
Exercise of options by reducing deferred compensation payable	70,000	-

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

Schedule of Income (Loss) Per Share
	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income (loss):
Income from continuing operations	$100,910	$3,587	$33,046	$50,267
Income (loss) from discontinued operations – See Note 8	(13,825)	(19,211)	166,462	(76,380)
Net income (loss)	$87,085	$(15,624)	$199,508	$(26,113)
Preferred stock dividends	(5,044)	(6,725)	(15,131)	(20,174)
Net income (loss) available to common shareholders	82,041	(22,349)	184,377	(46,287)

Basic income (loss) per share:
Weighted average common shares outstanding used in income (loss) per share	11,909,052	11,871,009	11,883,830	11,871,009

Basic income (loss) per share:
Continuing operations	0.01	0.00	0.00	0.00
Discontinued operations – See Note 8	(0.00)	(0.00)	0.01	(0.01)
Basic income (loss) per share	0.01	(0.00)	0.02	(0.00)

Diluted income (loss) per share:
Shares used in diluted income (loss) per share	14,851,830	14,887,069	14,815,054	14,833,073

Diluted income (loss) per share:
Continuing operations	0.01	0.00	0.00	0.00
Discontinued operations – See Note 8	(0.00)	(0.00)	0.01	(0.01)
Diluted income (loss) per share	0.01	(0.00)	0.01	(0.00)

Computation of shares used in income (loss) per share:
Weighted average shares and share equivalents outstanding – basic	11,909,052	11,871,009	11,883,830	11,871,009
Effect of preferred stock	987,102	987,102	987,102	987,102
Effect of dilutive stock options	1,727,251	1,796,778	1,716,322	1,745,847
Effect of dilutive warrants	228,425	232,180	227,800	229,115
Weighted average shares and share equivalents outstanding – diluted	14,851,830	14,887,069	14,815,054	14,833,073

Schedule of Anti-dilutive Securities Excluded
	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Preferred stock	-	-	-	-
Stock options	266,000	-	266,000	-
Warrants	-	-	-	-
Convertible promissory notes	29,256	158,444	29,256	158,444
Total anti-dilutive securities excluded	295,256	158,444	295,256	158,444

Anti-dilutive securities consist of stock options and convertible promissory notes whose exercise price or conversion price, respectively, was greater than the average market price of the common stock.

2.     GOING CONCERN AND MANAGEMENT'S PLANS

At September 30, 2018 current liabilities exceeded current assets by $851,566.  The Company does not have a line of credit or credit facility to serve as an additional source of liquidity. Historically the Company has relied on shareholder loans as an additional source of funds. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

3.     CONVERTIBLE NOTES PAYABLE RELATED PARTY

At December 31, 2017, the Company had a secured convertible promissory note from a shareholder with a balance of $33,242.  The interest rate of this note is 6%, requires monthly installments of $600 including principal and interest and matures May 31, 2023.  This convertible promissory note is secured by certain equipment of the Company.  The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the nine months ended September 30, 2018, the Company made principal and interest payments totaling $5,403, of which $3,986 was applied to the principal.  The note had a balance of $29,256 at September 30, 2018, of which $7,203 is short-term and $22,053 is long-term.

At December 31, 2017, the Company had a convertible promissory note from a shareholder with a balance of $116,592, which was secured by all tangible and intangible assets of the Company. The Company paid the remaining balance of $116,592 in full on February 1, 2018, to complete the sale of the Company’s competitive local exchange carrier or CLEC business.  See footnote 8 – Discontinued Operations.

4.     STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the nine months ended September 30, 2018:

Schedule of Employee Stock Option Activity
	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2017	2,110,834	$0.006	8.18

Options exercisable, December 31, 2017	626,834	$0.003	6.03	$ 22,902

Options issued during the period	2,013,000	$0.040

Options expired during the period	3,000	$0.003

Options exercised during the period	1,750,000	$0.040

Options outstanding September 30, 2018	2,370,834	$0.010	7.65

Options exercisable, September 30, 2018	1,125,167	$0.005	6.64	$ 34,590

During the nine months ended September 30, 2018, 2,013,000 nonqualified employee stock options were granted with an exercise price of $.04 per option.  The options were valued using Black-Scholes option pricing model on the respective date of issuance and the fair value of the shares was determined to be $76,996 of which $68,277 was recognized as stock-based compensation expense for the nine months ended September 30, 2018.  Of these stock options, 1,750,000 of the stock options vested immediately upon grant (February 14, 2018) and 260,000 will vest one-fifth on each annual anniversary date of the grant.  The total 2,013,000 will expire ten years from the date of the grant.  On September 28, 2018, certain officers and directors and their family members exercised options to purchase 1,750,000 restricted shares of the Company’s common stock.  Proceeds from the exercise of the Options were $70,000, which was derived from the reduction of deferred compensation payable the Company owed to these officers and directors.  The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D thereunder without payment of any form of commissions or other remuneration.

Total stock-based compensation expense for the nine months ended September 30, 2018 was $73,076 of which $68,277 was related to options issued during the nine months ended September 30, 2018 and $4,799 was related to options issued in prior years.  Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the nine   months ended September 30, 2018:

2018
Risk free interest rate	2.65% - 2.77%
Expected lives (in years)	5
Expected volatility	163% - 178%
Dividend yield	0%

5.     SERIES A CONVERTIBLE PREFERRED STOCK

On March 9, 2018 the Company’s board of directors determined that it was in the best interest of the Company and its stockholders to conserve the Company’s working capital at this time and not make the annual dividend payment for the year ending December 31, 2017, on its Series A Convertible Preferred Stock.  The Company has never made an annual dividend payment on its Series A convertible preferred stock.  As of September 30, 2018, the aggregate outstanding accumulated arrearages of cumulative dividend was $103,970 or if issued in common shares, 2,888,045 shares.

The amortization of the increasing dividend rate preferred stock discount for the nine months ended September 30, 2018 was $15,131.

6.      PROPERTY AND EQUIPMENT

During the nine months ended September 30, 2018, $7,472 was paid for property and equipment.  During the three and nine months ended September 30, 2018, $1,984 and $6,051 was recorded as depreciation expense, respectively.

7     INTANGIBLE ASSETS

During the three and nine months ended September 30, 2018, $2,208 and $6,625 was recorded as amortization expense, respectively.

8.     DISCONTINUED OPERATIONS

In response to the changes in the telecommunications market and deterioration in the Company’s ability to effectively compete, the Company made the decision to exit the competitive local exchange carrier or CLEC business.  On October 27, 2017, the Company’s board of directors adopted a plan to exit the CLEC business as soon as possible through the sale of its wholly owned CLEC subsidiary and/or substantially all of its CLEC subsidiary’s operating assets.  The Company was in negotiations with a potential buyer at December 31, 2017, which buyer subsequently purchased substantially all of its CLEC subsidiary’s operating assets pursuant to an asset purchase agreement which was executed and closed on February 1, 2018 (the “Sale”).

The Company determined that the Sale represented a strategic shift that will have a major effect on the Company’s operations and financial results since it represented a complete exit from the CLEC business and, therefore, classified its CLEC subsidiary as held for sale at December 31, 2017.

The Company recognized a gain of $233,277 on the Sale based on total consideration of $264,872 less total basis in the assets sold and transactions costs of $31,595.  The assets sold consisted primarily of customers and associated customer premise equipment.

Consideration:
Cash	$246,500
Assumption of deferred revenue	8,366
Waived service obligation for February 2018	10,006
Total consideration	$264,872

Total assets sold:
Customer contracts	$-
Fiber innerduct	3,248
Fiber strands	-
Customer CPE	-
Total assets	3,248
Transactional costs	28,347
Total basis	$31,595
Net gain	$233,277

Assets and Liabilities of Discontinued Operations

	September 30, 2018	December 31, 2017
Carrying amounts of assets included in discontinued operations
Cash	$3,442	$1,801
Prepaid expenses and other current assets	2,915	2,671
Property and equipment, net	14,668	24,871
Total Assets of Discontinued Operations	$21,025	$29,343

Carrying amounts of liabilities included in discontinued operations
Accounts payable	$61,940	$57,342
Accrued and other liabilities	21,807	19,878
Convertible notes payable, related party – current portion	-	116,592
Convertible notes payable, related party – less current portion	-	-
Total Liabilities of Discontinued Operations	$83,747	$193,812

Operating Results of Discontinued Operations

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues included in discontinued operations
Total colocation and other revenues	-	$ 39,357	28,091	$ 115,807

Operating costs and expenses included in discontinued operations
Cost of services	10,128	$ 49,227	82,674	$ 162,639
Selling, general and administrative expenses	1,379	4,069	5,226	13,285
Depreciation and amortization	2,318	2,537	6,955	7,611
Interest expense	-	2,735	51	8,652
Total operating costs and expenses discontinued operations	$ 13,825	$ 58,568	$ 94,906	$ 192,187

Other Income included in discontinued operations
Gain on sale of assets	-	-	233,277	-
Net Income (Loss) from Discontinued Operations	$ (13,825)	$ (19,211)	$ 166,462	$ (76,380)
Net Income (Loss) per share from discontinued operations basic	$ (0.00)	$ (0.00)	$ 0.01	$ (0.01)
Net Income (Loss) per share from discontinued operations diluted	$ (0.00)	$ (0.00)	$ 0.01	$ (0.01)

Cash Flows from Discontinued Operations

	September 30, 2018	September 30, 2017
Net cash used in operating activities	(36,846)	(63,529)
Net cash provided by investing activities	218,153	-
Net cash used in financing activities	(116,592)	(21,054)
Net cash provided by (used in) discontinued operations	64,715	(84,583)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our 2017 Annual Report on Form 10-K and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2017 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and group message delivery industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.

Overview

We are an integrated communications provider.  Through our subsidiaries, we provide high quality, reliable and scalable Internet access, web hosting, equipment co-location, customized live help desk outsourcing services, group text and voice message delivery services, traditional telephone services as well as advanced voice and data solutions.

References to us in this Report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”), FullWeb, Inc. (“FullWeb”), and CallMultiplier, Inc. (“CallMultiplier”).  Our principal executive offices are located at 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102, and our telephone number is (405) 236-8200.  We also maintain Internet sites on the World Wide Web (“WWW”) at www.fullnet.net, www.fulltel.com and www.callmultiplier.com.  Information contained on our Web sites is not, and should not be deemed to be, a part of this Report.

Company History

We were founded in 1995 as CEN-COM of Oklahoma, Inc., an Oklahoma corporation, to bring dial-up Internet access and education to rural locations in Oklahoma that did not have dial-up Internet access. We changed our name to FullNet Communications, Inc. in December 1995. Today we are an integrated communications provider.

We market our carrier neutral co-location solutions in our network operations center to competitive local exchange carriers, Internet service providers and web-hosting companies. Our co-location facility is carrier neutral, allowing customers to choose among competitive offerings rather than being restricted to one carrier. Our data center is Telco-grade and provides customers a high level of operative reliability and security. We offer flexible space arrangements for customers and 24-hour onsite support with both battery and generator backup.

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma.  However, in response to changes in the telecommunications market and deterioration in our ability to effectively compete, we made the decision in the fourth quarter of 2017, to affect an orderly exit from the CLEC business.  We were in negotiations with a potential buyer at December 31, 2017, which buyer subsequently purchased substantially all of FullTel’s operating assets pursuant to an asset purchase agreement which was executed and closed on February 1, 2018.

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

Results of Operations

The following table, which includes both continuing and discontinued operations (see Note 8 – Discontinued Operations of the financial statement appearing elsewhere in this Report), sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Co-location and other revenues	$505,642	98.3%	$452,860	97.9%	$1,498,594	98.3	$1,355,728	97.6%
Access service revenues	8,841	1.7	9,759	2.1	26,142	1.7	32,892	2.4
Total revenues	514,483	100.0	462,619	100.0	1,524,736	100.0	1,388,620	100.0

Cost of co-location and other revenues	64,492	12.5	43,874	9.5	170,288	11.2	114,502	8.2
Cost of access service revenues	2,375	0.5	2,536	0.5	7,842	0.5	7,880	0.6
Selling, general and administrative expenses	416,052	80.9	407,971	88.2	1,384,531	90.8	1,200,782	86.5
Depreciation and amortization	4,192	0.8	4,156	0.9	12,676	0.8	13,577	1.0
Total operating costs and expenses	487,111	94.7	458,537	99.1	1,575,337	103.3	1,336,741	96.3

Income (loss) from operations	27,372	5.3	4,082	0.9	(50,601)	(3.3)	51,879	3.7
Other income	79,646	15.5	-	-	102,251	6.7	-	-
Interest expense	(108)	(0.02)	(495)	(0.1)	(604)	(0.04)	(1,612)	(0.1)
Income tax expense	(6,000)	(1.2)	-	-	(18,000)	(1.2)	-	-
Net income from continuing operations	100,910	19.6	$3,587	0.8	33,046	2.2	50,267	3.6
Gain from sale of discontinued asset	-	-	-	-	233,277	15.3	-	-
Net loss from discontinued operations	(13,825)	(2.7)	(19,211)	(4.2)	(66,815)	(4.4)	(76,380)	(5.5)
Net income (loss)	87,085	16.9	(15,624)	(3.4)	199,508	13.1	(26,113)	(1.9)

Preferred stock dividends	(5,044)	(1.0)	(6,725)	(1.4)	(15,131)	(1.0)	(20,174)	(1.4)

Net income available to common stockholders	82,041	15.9	$(22,349)	(4.8)	184,377	12.1	$(46,287)	(3.3)%

Three Months Ended September 30, 2018 (the “2018 3rd Quarter”) Compared to Three Months Ended September 30, 2017 (the “2017 3rd Quarter”)

Revenues

Co-location and other revenues increased $52,782 or 11.7% to $505,642 for the 2018 3rd Quarter from $452,860 for the same period in 2017. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Access service revenues decreased $918 or 9.4% to $8,841 for the 2018 3rd Quarter from $9,759 for the same period in 2017 primarily due to a decline in the number of access customers.

In the 2018 3rd Quarter, we had other income of $79,646, which included $64,492 from the sale of a block of excess IPv4 numbers and $15,155 from the refund of the overpayment of certain property taxes.  We had no such income in the 2017 3rd Quarter.

Operating Costs and Expenses

Cost of co-location and other revenues increased $20,618 or 47.0% to $64,492 for the 2018 3rd Quarter from $43,874 for the same period in 2017. This increase was primarily related to servicing new customers added through growth of business. Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 12.8% during the 2018 3rd Quarter, compared to 9.7% during the same period in 2017.

Cost of access service decreased $161 or 6.3% to $2,375 for the 2018 3rd Quarter from $2,536 for the same period in 2017. This decrease was primarily due to decreases in the costs of servicing access customers. Cost of access service revenues as a percentage of access service revenues increased to 26.9% during the 2018 3rd Quarter from 26.0 % during the same period in 2017. This increase was primarily a factor of fixed costs that were not reduced by a decline in access customers.

Selling, general and administrative expenses increased $8,081 or 2.0% to $416,052 for the 2018 3rd Quarter compared to $407,971 for the same period in 2017.  This increase was primarily related to an increase in employee costs of $5,817 and an increase in the provision for bad debt of $1,753.  Selling, general and administrative expenses as a percentage of total revenues decreased to 80.9% during the 2018 3rd Quarter from 88.2% during the same period in 2017.

Depreciation and amortization expense increased $36 or 0.9% to $4,192 for the 2018 3rd Quarter compared to $4,156 for the same period in 2017.  This increase was related to asset purchases made during the 2018 3rd Quarter.

  Interest Expense

Interest expense decreased $387 or 78.0% to $108 for the 2018 3rd Quarter compared to $495 for the same period in 2017.  This decrease was primarily related to the payoff of the related-party note payable made during the 2018 1st Quarter.

Net Income

For the 2018 3rd Quarter, we realized net income of $87,085 compared to a net loss of $15,624 for the same period in 2017.  The increase was due primarily to an increase in income from operations of $23,290 and from other income of $79,646.

Nine Months Ended September 30, 2018 (the “2018 Period”) Compared to Nine Months Ended September 30, 2017 (the “2017 Period”)

Revenues

Co-location and other revenues increased $142,866 or 10.5% to $1,498,594 for the 2018 Period from $1,355,728 for the 2017 Period.  This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

Access service revenues decreased $6,750 or 20.5% to $26,142 for the 2018 Period from $32,892 for the 2017 Period primarily due to a decline in the number of access customers.

Operating Costs and Expenses

Cost of co-location and other revenues increased $55,786 or 48.7% to $170,288 for the 2018 Period from $114,502 for the 2017 Period.  This increase was primarily related to increases in costs of servicing new customers added through growth of business.  Cost of co-location and other revenues as a percentage of co-location and other revenues increased to 11.4% during the 2018 Period compared to 8.4% during the 2017 Period.

Cost of access service revenues decreased $38 or 0.5% to $7,842 for the 2018 Period from $7,880 for the 2017 Period. This decrease was primarily due to decreases in costs of servicing access customers.  Cost of access service revenues as a percentage of access service revenues increased to 30.0% during the 2018 Period, compared to 24.0% during the 2017 Period.  This increase was primarily a factor of fixed costs that were not reduced by a decline in access customers.

Selling, general and administrative expenses increased $183,749 or 15.3% to $1,384,531 for the 2018 Period compared to $1,200,782 for the 2017 Period.  This increase is primarily related to increases in advertising, employee costs, professional services fees, and administrative telephone expense of $37,939, $115,741, $29,393, and $4,183, respectively.  These increases were offset by a decrease in property taxes of $5,215.  In the 2017 Period we had non-recurring agent commissions expense of $13,225.  Selling, general and administrative expenses as a percentage of total revenues increased to 90.8% during the 2018 Period from 86.5% during the 2017 Period.

Depreciation and amortization expense decreased to $12,676 for the 2018 Period compared to $13,577 for the 2017 Period primarily due to the sale of some assets.

Interest Expense

Interest expense decreased to $604 for the 2018 Period compared to $1,612 for the 2017 Period.

  Net Income

For the 2018 Period, we realized net income of $199,508 compared to a net loss of $26,113 for the 2017 Period.  The increase was due primarily to a $233,277 gain on the sale of our discontinued CLEC assets and $102,251 of other income, which offset a $50,601 net loss from operations and $66,815 loss from discontinued operations.

Liquidity and Capital Resources

As of September 30, 2018, we had $176,438 in cash and $235,247 in current assets and $1,086,813 in current liabilities.  Current liabilities consist primarily of $552,255 in accrued and other liabilities, of which $363,407 is owed to our officers and directors, and $416,961 in deferred revenue.  Our officers and directors, who are also major shareholders, have informally agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern.  The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

At September 30, 2018 and December 31, 2017, we had working capital deficits of $851,566 and $1,150,476, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of September 30, 2018, of the $23,131 we owed to our trade creditors $18,209 was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the nine-month periods ended September 30, 2018 and 2017 consist of the following:

	For the Nine-Months Period Ended September 30,
	2018	2017
Net cash flows provided by operating activities	$93,782	$93,243
Net cash flows used in investing activities	(7,472)	(1,471)
Net cash flows used in financing activities	(3,986)	(3,755)

Cash used for the purchase of property and equipment was $7,472 and $1,471, respectively, for the nine months ended September 30, 2018 and 2017.

No intangible assets were purchased in the nine months ended September 30, 2018 and 2017.

Cash used for principal payments on notes payable was $3,986 and $3,755, respectively, for the nine months ended September 30, 2018 and 2017.

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

Our ability to fund the capital expenditures and other costs contemplated by our business plan in the near term will depend upon, among other things, our ability to generate consistent net income and positive cash flow from operations as well as our ability to seek and obtain additional financing. Capital will be needed in order to implement our business plan, deploy our network, expand our operations and obtain and retain a significant number of customers in our target markets. Each of these factors is, to a large extent, subject to economic, financial, competitive, political, regulatory, and other factors, many of which are beyond our control.

There is no assurance that we will be successful in developing and maintaining a level of cash flows from operations sufficient to permit payment of our liabilities. If we are unable to generate sufficient cash flows from operations, we will be required to modify or abandon our growth plans, limit our capital expenditures, restructure or refinance our liabilities or seek additional capital or liquidate our assets. There is no assurance that (i) any of these strategies could be effectuated on satisfactory terms, if at all, or on a timely basis or (ii) any of these strategies will yield sufficient proceeds to adequately fund operations.

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

We have another secured convertible promissory note from a shareholder which requires monthly installments of $600, including principal and interest.  This note is secured by certain equipment.  At September 30, 2018, the outstanding principal and accrued interest of the secured convertible promissory note was $29,256.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2018 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On September 28, 2018, certain officers and directors and their family members exercised options to purchase 1,750,000 restricted shares of the Company’s common stock.  Proceeds from the exercise of the options were $70,000.  The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D thereunder without payment of any form of commissions or other remuneration.

Immediately following the exercise of the Options, the Company had 13,621,009 shares of common stock outstanding.

Item 5.     Other Information

On August 7, 2018, the Company executed an asset purchase agreement with EBOX, Inc., a Canadian corporation, covering the Company’s sale of a block of excess IPv4 numbers for $68,608.  The Company closed on the sale on August 7, 2018, at which time the Company received $64,491 in cash after the deduction of $4,117 in selling costs.

During the three months ended September 30, 2018 all events reportable on Form 8-K were reported.

Item 6.     Exhibits

(a)	The following exhibits are either filed as part of or are incorporated by reference in this Report:

Exhibit
Number		Exhibit

	2.1	Asset Purchase Agreement dated February 1, 2018, by and among FullTel, Inc. and Dobson Technologies – Transport and Telecom Solutions, LLC	1

	4.18	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of FullNet Communications, Inc.	2

	10.22	IPv4 Numbers Purchase Agreement executed August 7, 2018, by and between FullNet Communications, Inc. and EBOX, Inc.	3

	31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

	101.INS	XBRL Instance Document	**
	101.SCH	XBRL Taxonomy Extension Schema Document	**
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

1	Incorporated by reference to Exhibit 2.1 to the Form 8-K filed February 6, 2018

2	Incorporated by reference to Exhibit 4.18 to the Form 8-K filed June 7, 2013

3	Incorporated by reference to Exhibit 10.22 to the Form 10-Q filed August 14, 2018

*	Filed herewith.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: November 14, 2018	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer