Form 10-K
period 2018-12-31
FULLNET COMMUNICATIONS INC
filed 2019-04-01
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☐   No ☑

     The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of the Common Stock, as of the last business day (June 30, 2018) of registrant’s completed second quarter was $230,109.

As of April 1, 2019, 13,621,009 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FULLNET COMMUNICATIONS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2018

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

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Report under the caption “Item 1A. Risk Factors,” our other Securities and Exchange Commission (“SEC”) filings and our press releases.

PART I

Item 1. Business

General

We are an integrated communications provider.  Through our subsidiaries, we provide high quality, reliable and scalable Internet access, web hosting, equipment colocation, customized live help desk outsourcing services, group text and voice message delivery services, as well as advanced voice and data solutions.

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

Through FullTel, our wholly owned subsidiary, we were a fully licensed competitive local exchange carrier or CLEC in Oklahoma.  FullTel activated local access telephone numbers for the cities in which we market, sell and operate our retail FullNet Internet service provider brand, wholesale dial-up Internet service; our business-to-business network design, connectivity, domain and Web hosting businesses; and traditional telephone services as well as advanced voice and data solutions.

In response to the changes in the telecommunications market and deterioration in our ability to effectively compete, we made the decision in the fourth quarter of 2017, to effect an orderly exit from the CLEC business.  We were in negotiations with a potential buyer at December 31, 2017, which buyer subsequently purchased substantially all of FullTel’s operating assets pursuant to an asset purchase agreement, which was executed and closed on February 1, 2018.

Through CallMultiplier, our wholly owned subsidiary, we offer a comprehensive cloud-based solution to consumers and businesses for automated group texting and voice message delivery.

Our common stock trades on the OTC "Pink Sheets" under the symbol FULO. While our common stock trades on the OTC "Pink Sheets", it is very thinly traded, and there can be no assurance that our shareholders will be able to sell their shares should they so desire. Any market for the common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the market price may be volatile.

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

Target Strategic Acquisitions

The goal of our acquisition strategy is to accelerate market penetration by acquiring smaller competitors in the advanced voice and data solutions market.  Additionally, we will continue to build upon our core competencies and expand our technical, customer service staff and Internet based marketing efforts. We evaluate acquisition candidates based on their compatibility with our overall business plan. When assessing an acquisition candidate, we focus on the following criteria:

•Potential revenue and customer growth;

•Low customer turnover or churn rates;

•Favorable competitive environment; and

•Favorable consolidation savings.

Generate Internal Sales Growth

We intend to expand our customer base by increasing our marketing efforts. At December 31, 2018, our sales efforts are carried out by technical engineers and our senior management.  We are exploring other strategies to increase our sales, including other marketing partners and Internet based advertising programs.

Internet Access Services

We provide Internet access services to individual and small business customers located in Oklahoma on both a retail and wholesale basis. Through FullNet, we provide our customers with a variety of dial-up and dedicated connectivity, as well as direct access to a wide range of Internet applications and resources, including electronic mail.

Our branded and private label Internet access services are provided through a third-party vendor’s statewide network with points-of-presence in 232 communities throughout Oklahoma. Points-of-presence are local telephone numbers through which customers can access the Internet. We had approximately 74 and 94 customers at December 31, 2018 and 2017, respectively.

CLEC Operations

Through FullTel, our wholly owned subsidiary, we are a fully licensed competitive local exchange carrier or CLEC in Oklahoma. CLECs are new phone companies evolved from the Telecommunications Act of 1996 (Telecommunications Act) that requires the incumbent local exchange carriers or ILECs, generally the regional Bell companies including AT&T, to provide CLECs access to their local facilities, and to compensate CLECs for traffic originated by ILECs and terminated on the CLECs network. By adding our own telephone switch and infrastructure to the existing telephone network in March 2003, we offer certain local Internet access for dial-up services in most of Oklahoma. As a CLEC, we could subscribe to and resell all forms of local telephone service in Oklahoma.

The FullTel data center telephone switching equipment was installed in March 2003. At that time, FullTel began the process of activating local access telephone numbers for every city in Oklahoma within the AT&T service area. At December 31, 2017, FullTel provided us with local telephone access in approximately 232 cities.  However, in response to the changes in the telecommunications market and deterioration in our ability to effectively compete, we made the decision in the fourth quarter of 2017, to effect an orderly exit from the CLEC business.  We were in negotiations with a potential buyer at December 31, 2017, which buyer subsequently purchased substantially all of FullTel’s operating assets pursuant to an asset purchase agreement which was executed and closed on February 1, 2018.

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

Sales and Marketing

We focus on marketing our services to two distinct market segments: enterprises (primarily small and medium size businesses) and consumers. We are currently focus the majority of our efforts on Internet based advertising and marketing.

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

Employees

As of December 31, 2018, we had 14 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.

Item 1A. Risk Factors.

This Report includes “forward looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth below and elsewhere in this Report. All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below.

Necessity of Successfully Overcoming Numerous Financial and Operational Challenges in Order to Continue as a Going Concern.

At December 31, 2018, our current liabilities exceeded our current assets by $749,234 and our total liabilities exceeded our total assets by $757,261, and we had an accumulated shareholders’ deficit of $10,161,958.  In addition, as set forth below, we face a number of operational challenges which we must successfully meet.  Our ability to continue as a going concern is dependent upon our continued operations that in turn are dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, to achieve the objectives of our business plan and to succeed in our future operations. Our business plan includes, among other things, expansion of our services through mergers and acquisitions and the development of our colocation and advanced voice and data solutions. Execution of our business plan will require significant capital to fund capital expenditures, working capital needs and debt service. We are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets to generate additional working capital. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity.  There can be no assurance that we will be able to obtain additional capital on satisfactory terms, or at all, or on terms that will not dilute our shareholders’ interests.  Consequently, we might be unsuccessful in overcoming the numerous financial and operational challenges required to continue as a going concern.

Necessity of Additional Financing.

In order for us to have any opportunity for significant commercial success and profitability, we must successfully obtain additional financing, either through additional convertible debt or equity financing or placement of a credit facility, or some combination thereof. Although we are actively pursuing a variety of funding sources, there can be no assurance that we will be successful in obtaining additional financing which would have a material adverse effect on our business prospects, financial condition and results of operation.

Limited Marketing Experience.

We have limited experience in developing and commercializing new services based on innovative technologies, and there is limited information available concerning the potential performance of our hardware or market acceptance of our proposed services. There can be no assurance that unanticipated expenses, problems or technical difficulties will not occur which would result in material delays in product commercialization or that our efforts will result in successful product commercialization.  Consequently, our limited marketing experience could have a material adverse effect on our business prospects, financial condition and results of operation.

Uncertainty of Products/Services Development.

Although considerable time and financial resources were expended in the development of our services and products, there can be absolutely no assurance that problems will not develop which would have a material adverse effect on us. We will be required to commit considerable time, effort and resources to finalize our product/service development and adapt our products and services to satisfy specific requirements of potential customers. Continued system refinement, enhancement and development efforts are subject to all of the risks inherent in the development of new products/services and technologies, including unanticipated delays, expenses, technical problems or difficulties, as well as the possible insufficiency of funds to satisfactorily complete development, which could result in abandonment or substantial change in commercialization. There can be no assurance that development efforts will be successfully completed on a timely basis, or at all, that we will be able to successfully adapt our hardware or software to satisfy specific requirements of potential customers, or that unanticipated events will not occur which would result in increased costs or material delays in development or commercialization. In addition, the complex technologies planned to be incorporated into our products and services may contain errors that become apparent subsequent to commencement of commercial use. Remedying these errors could delay our plans and cause us to incur substantial additional costs.  Consequently, the uncertainty of our products/services development could have a material adverse effect on our business prospects, financial condition and results of operation.

Competition; Technological Obsolescence.

The markets for our products and services are characterized by intense competition and an increasing number of potential new market entrants who have developed or are developing potentially competitive products and services. We will face competition from numerous sources, certain of which may have substantially greater financial, technical, marketing, distribution, personnel and other resources than us, permitting such companies to implement extensive marketing campaigns, both generally and in response to efforts by additional competitors to enter into new markets and market new products and services. In addition, our product and service markets are characterized by rapidly changing technology and evolving industry standards that could result in product obsolescence and short product life cycles. Accordingly, our ability to compete will be dependent upon our ability to complete the development of our products and to introduce our products and/or services into the marketplace in a timely manner, to continually enhance and improve our software and to successfully develop and market new products. There is no assurance that we will be able to compete successfully, that competitors will not develop technologies or products that render our products and/or services obsolete or less marketable or that we will be able to successfully enhance our products or develop new products and/or services.  Consequently, our failure to successfully respond to the demands of competition and technological obsolescence could have a material adverse effect on our business prospects, financial condition and results of operation.

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

Risks Relating to Government Regulation.

Our business is subject to a number of Federal and state laws and regulations.  These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving automated group text and voice message delivery industry in which we operate.  Future legislative or regulatory actions could adversely affect our business, results of operations and financial condition.

For example, the Telephone Consumer Protection Act of 1991, or TCPA, restricts telemarketing and the use of automated text and/or voice messages without proper consent and limits the use of automatic dialing systems, artificial or prerecorded voice messages, SMS text messages and fax machines. The scope and interpretation of the laws that are or may be applicable to the automated delivery of voice and text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability.

We face a risk of litigation resulting from customer misuse of our automated group text and voice message delivery service, in violation of our published terms of service, to send unauthorized automated text and/or voice messages in violation of Federal and state laws and/or regulations. The actual or perceived improper sending of automated text and/or voice messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. This has resulted in civil claims against some of our former customers and requests for information through third-party subpoenas. The scope and interpretation of the laws that are or may be applicable to the delivery of automated text and voice messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability.

Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, results of operations and financial condition.

Dependence on Key Personnel.

Our success depends in large part upon the continued successful performance of our current executive officers and key employees, Timothy J. Kilkenny, Roger P. Baresel and Jason C. Ayers, for our continued research, development, marketing and operation. Although we have employed, and will employ in the future, additional qualified employees as well as retaining consultants having significant experience, if Messrs. Kilkenny, Baresel or Ayers fail to perform any of their duties for any reason whatsoever, our ability to market, operate and support our products/services will be adversely affected. While we are located in areas where the available pool of people is substantial, there is also significant competition for qualified personnel.  Consequently, our dependence on these key personnel could have a material adverse effect on our business prospects, financial condition and results of operation.

Limited Public Market.

During February 2000, our common stock began trading on the OTC Bulletin Board under the symbol FULO. While our common stock currently trades on the OTC “Pink Sheets”, there can be no assurance that our shareholders will be able to sell their shares should they so desire. Any market for the common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the market price may be volatile.  Consequently, the limited public market for our common stock could have a material adverse effect on our business prospects, financial condition and results of operation.

Penny Stock Regulation.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 that are generally quoted over-the-counter, such as on the OTC Bulletin Board (which is a facility of FINRA) or OTC Link LLC. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and accredited investors (generally, those persons with net assets, excluding their primary residence, in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse), must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that is or becomes subject to the penny stock rules. Our common stock is subject to the penny stock rules at the present time, and consequently our shareholders will find it more difficult to sell their shares.  Consequently, the Penny Stock regulations could have a material adverse effect on our business prospects, financial condition and results of operation.

Item 2. Properties

We maintain our executive office in approximately 13,000 square feet at 201 Robert S. Kerr Avenue, Suite 210 in Oklahoma City, at an effective annual rental rate of $16.50 per square foot. These premises are occupied pursuant to a lease that expires December 31, 2019.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

	Common Stock
	Closing Sale Prices
	High	Low
2018 –Calendar Quarter Ended:
March 31	$.046	$.030
June 30.030		.030
September 30.036		.030
December 31.036		.036
2017 –Calendar Quarter Ended:
March 31	$.017	$.010
June 30.180		.017
September 30.080		.040
December 31.080		.040

Number of Shareholders

The number of beneficial holders of record of our common stock as of the close of business on April 1, 2019, was approximately 119.

Dividend Policy

To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2018, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans that have been approved by our shareholders. All of our outstanding stock option grants and warrants were pursuant to individual compensation arrangements and exercisable for the purchase of our common stock shares.

Number of
Securities
		Weighted-	Remaining
	Number of	Average	Available for
	Shares	Exercise Price	Future
	Underlying	of	Issuance under
	Unexercised	Outstanding	Equity
	Options	Options and	Compensation
Plan Category	and Warrants	Warrants	Plans
Equity compensation plans approved by our shareholders:
None	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors	-	$ -	-
Stock options granted to employees	2,370,834	$ .010	-
Warrants and certain stock options issued to non-employees	250,000	$ .003	-

Total	2,620,834	$ .009	-

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required and have not elected to report any information under this item (see “Item 8. Financial Statements and Supplementary Data.”).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this Report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Item 1A. Risk Factors” and our other periodic reports and documents filed with the SEC.

Overview

We are an integrated communications provider.  Through our subsidiaries, we provide high quality, reliable and scalable Internet access, web hosting, equipment colocation, customized live help desk outsourcing services, group text and voice message delivery services, as well as advanced voice and data solutions.

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

Discontinued Operations

In response to the changes in the telecommunications market and deterioration in our ability to effectively compete, we made the decision in the fourth quarter of 2017, to effect an orderly exit from the CLEC business.  On October 27, 2017, the Company’s board of directors adopted a plan to exit the CLEC business as soon as possible through the sale of its wholly owned CLEC subsidiary and/or substantially all of its CLEC subsidiary’s operating assets.  We were in negotiations with a potential buyer at December 31, 2017, which buyer subsequently purchased substantially all of FullTel’s operating assets pursuant to an asset purchase agreement which was executed and closed on February 1, 2018 (“the Sale”).

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

Results of Operations

The following table, which includes only continuing operations (see Note I – Discontinued Operations of the financial statements appearing elsewhere in this Report), sets forth certain statement of operations data as a percentage of revenues for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018		2017
		Percentage		Percentage
	Amount	of revenue	Amount	of revenue
Revenue:
Total revenue	2,070,480	100.0	1,889,613	100.0

Operating costs and expenses:
Cost of revenue	247,679	12.0	169,656	9.0
Selling, general and administrative expenses	1,820,736	87.9	1,623,242	85.9
Depreciation and amortization	16,836	0.8	17,783	0.9
Total operating costs and expenses	2,085,251	100.7	1,810,681	95.8

Income (Loss) from operations	(14,771)	(0.7)	78,932	4.2
Other Income	116,230	5.6	-	-

Interest expense	(1,849)	(0.1)	(2,160)	(0.1)

Net income from continuing operations	$99,610	4.8%	$76,772	4.1%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue

Revenue increased $180,867 or 9.6% to $2,070,480 for the year 2018 from $1,889,613 for the year 2017. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

In 2018, we had other income of $116,230, which included $6,000 from the sale of an internet access service, $64,491 from the sale of a block of excess IPv4 numbers, $31,760 from the refund of the overpayment of certain property taxes, $1,477 from interest on an investment bank account, and $12,502 from the adjustment to the estimate of a contingent liability.  We had no such income in 2017.

Operating Costs and Expenses

Cost of revenue increased $78,023 or 46.0% to $247,679 for the year 2018 from $169,656 for the year 2017.  This increase was primarily related to increases in costs of servicing new customers added through growth of business.

Selling, general and administrative expenses increased $197,494 or 12.2% to $1,820,736 for the year 2018 from $1,623,242 for the year 2017.  This increase was primarily a result of increases in advertising, employee costs, professional services, and telephone service of $36,032, $141,590, $21,638, and $6,211, respectively. These increases were offset by a decrease in agent commissions of $13,225. In 2018, employee costs included $66,948 of stock-based compensation expense due to the immediate vesting of 1,750,000 employee stock options granted with an exercise price of $.04.  Selling, general and administrative expenses as a percentage of total revenues remained relatively the same at 87.9% for the year 2018 compared to 85.9% for the year 2017.

 Depreciation and amortization expense decreased $947 or 5.3% to $16,836 for the year 2018 from $17,783 for the year 2017 primarily related to assets reaching full depreciation and amortization.

Interest Expense

Interest expense decreased $311 or 14.4% to $1,849 for the year 2018 from $2,160 for the year 2017 primarily related to the reducing principal balance of the notes payable on which the interest is calculated.

Liquidity and Capital Resources

As of December 31, 2018, we had $245,462 in cash and $1,006,570 in current liabilities.  Current liabilities consist primarily of $534,168 in accrued and other liabilities, of which $367,251 is owed to our officers and directors, and $442,771 in deferred revenue.  Our officers and directors, who are also major shareholders, have informally agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern.  The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

At December 31, 2018 and 2017, we had working capital deficits of $725,234, and $1,014,382, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

At December 31, 2018, of the $22,428 we owed to our trade creditors, $14,587 was past due. At December 31, 2018, we owed $4,000 to related parties of which none was past due.  We have no formal agreements regarding payment of these amounts.

Cash flows for the years ending December 31, 2018 and 2017, consist of the following:

	For the Years Ended December 31,
	2018	2017
Net cash flows provided by operating activities – continuing operations	$ 196,646	$ 141,835
Net cash flows used in operating activities – discontinued operations – See Note I	(59,319)	(92,151)
Net cash flows used in investing activities – continuing operations	(7,471)	(1,470)
Net cash flows provided by (used in) investing activities – discontinued operations – See Note I	218,153	(4,780)
Net cash flows provided by (used in) financing activities – continuing operations	5,354	(5,044)
Net cash flows used in financing activities – discontinued operations – See Note I	(116,592)	(28,374)

Cash used for the purchases of equipment was $7,471 and $1,470, respectively, for the years ended December 31, 2018 and 2017.

No intangible assets were purchased in 2018 and 2017.

Cash used for principal payments on notes payable was $5,354 and $5,044, respectively, for the years ended December 31, 2018 and 2017.

During the year ended December 31, 2018, employee stock options for 1,750,000 shares of the Company’s common stock were exercised by reducing deferred compensation payable by $70,000. During the year ended December 31, 2017, no employee stock options for shares of the Company’s common stock were exercised.

The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, and debt service. Our principal capital expenditure requirements will include:

•mergers and acquisitions and

•further development of operations support systems and other automated back office systems.

Because our cost of developing new networks and services, funding other strategic initiatives, and operating our business depend on a variety of factors (including, among other things, the number of customers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will materially vary from expected amounts and these ariations are likely to increase our future capital requirements.  Execution of our business plan will require significant capital to fund capital expenditures, working capital needs and debt service. We are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets to generate additional working capital. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity.  There is no assurance that we will be able to obtain additional capital on satisfactory terms or at all or on terms that will not dilute our shareholders’ interests.

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

As of December 31, 2018, our material contractual obligations and commitments were:

Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt	$ 31,815	$ 7,203	$ 14,407	$ 10,205	$ -
Operating leases	221,782	221,782	-	-	-
Total contractual cash obligations	$ 253,297	$ 228,985	$ 14,407	$ 10,205	$ -

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

Item 8. Financial Statements and Supplemental Data.

Our financial statements, prepared in accordance with Regulation S-K, are set forth in this Report beginning on page [31].

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During 2018 and 2017, we did not have disagreements with our principal independent accountants.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of December 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018.  The framework used by our management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2018, was effective.

This annual report does not include an attestation report of our public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC adopted as of September 21, 2010, that permit us to provide only our management’s report in this annual report.

  Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

The following information is furnished as of April 1, 2019, for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of three members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Position
Timothy J. Kilkenny	60	Chairman of the Board of Directors
Roger P. Baresel	63	Chief Executive Officer, Chief Financial Officer and Secretary and Director
Jason C. Ayers	44	President and Director

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

Audit Committee Financial Expert

Because our board of directors only consists of three directors, each of whom does not qualify as an independent director; our board performs the functions of an audit committee. Our board of directors has determined that Roger P. Baresel, our Chief Executive Officer and Chief Financial Officer qualifies as a “financial expert.” This determination was based upon Mr. Baresel’s

•understanding of generally accepted accounting principles and financial statements;

•ability to assess the general application of generally accepted accounting principles in connection with the accounting for estimates, accruals and reserves;

•experience preparing, auditing, analyzing or evaluating financial statements that present the breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities;

•understanding of internal controls and procedures for financial reporting; and

•understanding of audit committee functions.

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

Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who own more than 10% of a registered class of our equity securities to file with the SEC and each exchange on which our securities are listed, reports of ownership and subsequent changes in ownership of our common stock and our other securities. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during 2018 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met.

Code of Ethics

Our board of directors has adopted our code of ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  Our code of ethics may be found on our website at www.fullnet.net. We will describe the nature of amendments to the code on our website, except that we may not describe amendments that are purely a technical, administrative, or otherwise non-substantive. We will also disclose on our website any waivers from any provision of the code that we may grant.  We will also disclose on our website any violation of the code by our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Information about amendments and waivers to the code will be available on our website for at least 12 months, and thereafter, the information will be available upon request for five years.

Item 11. Executive Compensation

The following table sets forth, for the last two fiscal years, the cash compensation paid by us to our Chairman, Chief Executive Officer and Chief Financial Officer and President (the “Named Executive Officers”). None of our executive officers other than the named executive officers earned annual compensation in excess of $100,000 during 2018.

						Long-Term
	Annual Compensation					Compensation
						Securities
						Underlying
						Options and
	Fiscal			Other		Warrants
Name and Principal Position	Year	Salary		Compensation		(#) (1)
Timothy J. Kilkenny	2018	$ 78,756	(2)	$ 51,680	(3)	350,000
Chairman	2017	$ 83,156	(4)	$ 38,128	(5)	250,000

Roger P. Baresel	2018	$ 67,336	(6)	$ 71,590	(7)	700,000
CEO and CFO	2017	$ 73,860	(8)	$ 45,697	(9)	300,000

Jason C. Ayers	2018	$ 92,664	(10)	$ 48,988	(11)	700,000
President	2017	$ 100,084	(12)	$ 26,292	(13)	300,000

(1)	Options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant and are valued based on the Black-Scholes option pricing model.

(2)	Includes $31,266 of deferred compensation.

(3)

Represents $13,218 of expense reimbursement for business use of Mr. Kilkenny’s automobile and parking, $1,799 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $21,052 of insurance premiums, $2,220 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny, and $13,390 of stock options issued to Mr. Kilkenny.

(4)	Includes $27,166 of deferred compensation.

(5)

Represents $12,873 of expense reimbursement for business use of Mr. Kilkenny’s automobile and parking, $1,799 of expense reimbursement for Mr. Kilkenny’s Internet connection and cell phone, $19,360 of insurance premiums, $1,719 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny, and $2,377 of stock options issued to Mr. Kilkenny.

(6)	Includes $38,326 of deferred compensation.

(7)

Represents $9,600 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $4,711 of expense reimbursement for Mr. Baresel’s home office and cell phone, $26,925 of insurance premiums, $2,861 of post-retirement benefits paid by us for the benefit of Mr. Baresel, and $26,779 of stock options issued to Mr. Baresel.

(8)	Includes $19,849 of deferred compensation.

(9)

Represents $9,600 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,415 of expense reimbursement for Mr. Baresel’s home office and cell phone, $26,160 of insurance premiums, $1,670 of post-retirement benefits paid by us for the benefit of Mr. Baresel, and $2,852 of stock options issued to Mr. Baresel.

(10)	Includes $29,404 of deferred compensation.

(11)

Represents $2,100 of expense reimbursement for Mr. Ayer’s parking, $1,500 of expense reimbursement for Mr. Ayer’s Internet connection and cell phone, $14,894 of insurance premiums, $3,716 of post-retirement benefits paid by us for the benefit of Mr. Ayers, and $26,779 of stock options issued to Mr. Ayers.

(12)	Includes $21,965 of deferred compensation.

(13)

Represents $2,100 of expense reimbursement for Mr. Ayer’s parking, $1,500 of expense reimbursement for Mr. Ayer’s Internet connection and cell phone, $17,417 of insurance premiums, $2,423 of post-retirement benefits paid by us for the benefit of Mr. Ayers, and $2,852 of stock options issued to Mr. Ayers.

Stock Options Granted

All options granted during 2018 were nonqualified stock options. During 2018, an aggregate of 2,013,000 options were granted outside of a formal plan to employees. During 2018, 350,000 stock options were granted to Mr. Kilkenny, and 700,000 stock options each were granted to Mr. Baresel and Mr. Ayers.  On September 28, 2018, certain officers and directors and their family members exercised options to purchase 1,750,000 restricted shares of the Company’s common stock.  Proceeds from the exercise of the Options were $70,000, which was derived from the reduction of deferred compensation payable the Company owed to these officers and directors.  The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, without payment of any form of commissions or other remuneration.

Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.

 2018 Year End Option Values

Our executive officers (Timothy J. Kilkenny, Chairman of the Board, Roger P. Baresel, Chief Executive Officer and Chief Financial Officer and Jason C. Ayers, President) each held 250,000, 300,000, and 300,000, respectively of outstanding options at December 31, 2018.

Director Compensation

During the fiscal year ended December 31, 2018, our directors did not receive any compensation for serving in such capacities.

Employment Agreements and Lack of Keyman Insurance

On July 6, 2011, we entered into employment agreements with Timothy J. Kilkenny, Roger P. Baresel and Jason Ayers. Each agreement is effective July 1, 2011, and continued through an initial term ended December 31, 2018; however, the term was automatically extended for additional three-year terms, since neither we nor the employee gave a six-month advance notice of termination. These agreements provide, among other things, (i) an annual base salary of at least $61,656 for Mr. Kilkenny, $45,012 for Mr. Baresel and $68,436 for Mr. Ayers, (ii) bonuses at the discretion of the Board of Directors, (iii) entitlement to fringe benefits including medical and insurance benefits as may be provided to our other senior officers; and (iv) eligibility to participate in our incentive, bonus, benefit or similar plans. These agreements require the employee to devote the required time and attention to our business and affairs necessary to carry out his responsibilities and duties. These agreements may be terminated under certain circumstances and upon termination provide for (i) the employee to be released from personal liability for our debts and obligations, and (ii) the payment of any amounts we owe the employee.  At December 31, 2018, we owed, including deferred compensation, $176,355, $75,476 and $115,420 to Mr. Kilkenny, Mr. Baresel and Mr. Ayers, respectively.

We do not maintain any keyman insurance covering the death or disability of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information as of April 1, 2019, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 10. Directors and Executive Officers, and Corporate Governance” and all of our directors and executive officers as a group, as well as each person who is known by us to own more than 5% of the outstanding shares of our Common Stock.  The non-employee beneficial owner information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the SEC or other information provided to us by the beneficial owner or our stock transfer agent.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock
	Beneficially Owned
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Timothy J. Kilkenny (2)(3)	3,596,016	25.4%
Roger P. Baresel (2)(4)	2,865,384	20.3%
Jason C. Ayers (2)(5)	2,473,424	17.6%

All executive officers and directors as a group (3 individuals)	8,934,824	63.3%

High Capital Funding, LLC (6)	1,407,933	9.9%

(1)

Percent of class for any shareholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a shareholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that shareholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 13,621,009 shares being outstanding at April 1, 2019.

(2)	Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.

(3)

Timothy J. Kilkenny and Barbara J. Kilkenny, husband and wife, hold 3,281,016 and 315,000 shares of our common stock, respectively. The number of shares includes 240,628 shares of our Series A convertible preferred stock held by Mr. Kilkenny that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 326,666 shares of our common stock that are subject to currently exercisable stock options. Amounts shown do not include options held by Mr. Kilkenny to purchase 83,334 shares of our common stock exercisable at $.01 per share beginning January 9, 2020.

(4)

Roger P. Baresel and Judith A. Baresel, husband and wife, hold 5,600 and 2,859,784 shares of our common stock, respectively. The number of shares held by Mrs. Baresel includes 137,622 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 360,000 shares of our common stock that are subject to currently exercisable stock options. Amounts shown do not include options held by Mrs. Baresel to purchase 100,000 shares of our common stock exercisable at $.01 per share beginning January 9, 2020.  Mr. Baresel disclaims any beneficial interest in the common stock, preferred stock and options held by Mrs. Baresel.

(5)

Jason C. Ayers holds 2,473,424 shares of our common stock.  The number of shares includes 77,629 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 360,000 shares of our common stock that are subject to currently exercisable stock options. Amounts shown do not include options to purchase 100,000 shares of our common stock exercisable at $.01 per share beginning January 9, 2020.

(6)

High Capital Funding, LLC, 333 Sandy Springs Circle, Suite 230, Atlanta, Georgia 30328, the parent company of Generation Capital Associates, holds 700,325 shares of our common stock.  Generation Capital Associates holds 487,608 shares of our common stock. The number of shares includes 203,169 shares of our Series A convertible preferred stock held by High Capital Funding, LLC that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock. Amounts shown do not include 250,000 shares of our common stock that are subject to common stock purchase warrants that are not currently exercisable because they contain a provision prohibiting their exercise to the extent that they would increase Generation Capital Associates’ percentage ownership beyond 9.9% of our outstanding shares of common stock.  We have one secured convertible promissory note with High Capital Funding, LLC.  At December 31, 2018, the outstanding principal and interest of the secured convertible promissory note was $27,888.

Item 13. Certain Relationships and Related Transactions, and Director Independence

At December 31, 2018, we had a secured convertible promissory note from a shareholder with a balance of $27,888.  This secured convertible promissory note is secured by certain equipment (see Note C – Convertible Notes Payable Related Party of the financial statements appearing elsewhere in this Report).

The note holder has the right to convert the note, in its entirety or in part, into our common stock at the rate of $1.00 per share.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees, including expenses, billed to us for the years ended December 31, 2018 and 2017, by our principal accountant.

	2018	2017
Audit Fees – Malone Bailey LLP	$32,500	$31,250

The audit fees include services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. Because our Board of Directors only consists of three directors, none of whom qualifies as an independent director; our Board of Directors performs the functions of an audit committee. It is our policy that the Board of Directors pre-approve all audit, tax and related services. All of the services described above in this Item 14 were approved in advance by our Board of Directors. No items were approved by the Board of Directors pursuant to paragraph (c)(7)(ii)(C) of Rule 2-01 of Regulation S-X.

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

#

4.4

Certificate of Designation, Preferences, and Rights of Series A Convertible Preferred Stock of FullNet Communications, Inc. (filed as Exhibit 4.18 to Registrant’s Form 8K, file number 000-27031 and incorporated herein by reference)

#

10.9	Secured Promissory Note and Security Agreement dated December 30, 2009, issued to High Capital Funding, LLC
10.11	Employment Agreement with Timothy J. Kilkenny dated July 6, 2011 (filed as Exhibit 10.47 to Form 10Q filed on November 15, 2011)	#

10.12	Employment Agreement with Roger P. Baresel dated July 6, 2011 (filed as Exhibit 10.48 to Form 10Q filed on November 15, 2011)	#

10.13	Employment Agreement with Jason Ayers dated July 6, 2011 (filed as Exhibit 10.49 to Form 10Q filed on November 15, 2011)	#

10.15	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC (filed as Exhibit 10.51 to Form 10Q filed on September 30, 2013)	#

10.16	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC (filed as Exhibit 10.52 to Form 10Q filed on September 30, 2013)	#

10.18

Unregistered sales of 2,752,848 restricted shares of common stock pursuant to the exercise of previously issued and outstanding common stock purchase options on December 7, 2016 held by various officers and directors of the Company and their family members (filed as Item 3.02 on Form 8K filed on December 7, 2016)

#

10.19	Asset Purchase Agreement dated February 1, 2018 between FullTel, Inc. and Dobson Technologies – Transport and Telecom Solutions, LLC (filed as Exhibit 2.1 to Form 8-K filed on February 6, 2018)	#

10.20	Issuance of fully-vested and immediately exercisable employee stock options on February 14, 2018 (filed as Item 5.02 on Form 8-K filed on February 21, 2018)	#

10.22	IPv4 Numbers Purchase Agreement executed August 7, 2018, by and between FullNet Communications, Inc. and EBOX, Inc. (filed as Exhibit 10.22 to Form 10Q filed on August 14, 2018)	#

10.23	IPv4 Numbers Purchase Agreement executed February 4, 2019, by and between FullNet Communications, Inc. and Paycom Payroll, LLC	*

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to Form 10KSB filed on March 30, 2000)	#

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

____________________

#Incorporated by reference.

+Management contract or compensatory plan or arrangement

*Filed herewith.

**In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except to the extent expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

FULLNET COMMUNICATIONS, INC.

Date: April 1, 2019	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial and Accounting Officer

Date: April 1, 2019	By:	/s/ JASON C. AYERS
Jason C. Ayers
President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 1, 2019	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chairman of the Board and Director

Date: April 1, 2019	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Director

Exhibit 21

FULLNET COMMUNICATIONS, INC.

SUBSIDIARIES

Name of Subsidiary	State of Organization
1.FullNet, Inc.	Oklahoma
2.FullTel, Inc.	Oklahoma
3.FullWeb, Inc.	Oklahoma
4.CallMultiplier, Inc.	Oklahoma

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Fullnet Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fullnet Communications, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2013.

Houston, Texas

April 1, 2019

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
		2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$ 245,462	$ 29,399
Accounts receivable, net		5,026	8,854
Prepaid expenses and other current assets		30,848	6,110

Total current assets		281,336	44,363

PROPERTY AND EQUIPMENT, net		51,267	39,448

OTHER ASSETS AND INTANGIBLE ASSETS		12,979	21,813

ASSETS OF DISCONTINUED OPERATIONS, net (NOTE I)	[1]	775	29,343

TOTAL ASSETS		$ 346,357	$ 134,967

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable		$ 18,428	$ 37,371
Accounts payable, related party		4,000	7,982
Accrued and other liabilities		534,168	610,107
Convertible notes payable, related party - current portion		7,203	5,354
Deferred revenue		442,771	397,931

Total current liabilities		1,006,570	1,058,745

CONVERTIBLE NOTES PAYABLE, related party - less current portion		20,685	27,888

LIABILITIES OF DISCONTINUED OPERATIONS (NOTE I)	[1]	52,363	193,812

Total liabilities		1,079,618	1,280,445

SHAREHOLDERS’ DEFICIT
Preferred stock —$0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2018 and 2017		638,849	618,675
Common stock —$0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 13,621,009 and 11,871,009 shares in 2018 and 2017, respectively		136	119
Additional paid-in capital		8,765,712	8,640,769
Accumulated deficit		(10,137,958)	(10,405,041)

Total shareholders’ deficit		(733,261)	(1,145,478)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT		$ 346,357	$ 134,967

[1] See Note I.

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2018	2017
REVENUE
Total revenue	$ 2,070,480	$ 1,889,613

OPERATING COSTS AND EXPENSES
Cost of revenue	247,679	169,656
Selling, general and administrative expenses	1,820,736	1,623,242
Depreciation and amortization	16,836	17,783

Total operating costs and expenses	2,085,251	1,810,681

INCOME (LOSS) FROM OPERATIONS	(14,771)	78,932

Other Income	116,230	-
Interest Expense	(1,849)	(2,160)

Net income from continuing operations	$ 99,610	76,772
Gain from sale of discontinued asset	233,277	-
Net loss from discontinued operations (Note I)	(65,804)	(103,559)
NET INCOME (LOSS)	$ 267,083	$ (26,787)

Preferred stock dividends	(20,174)	(26,899)
Net income (loss) available to common shareholders	$ 246,909	$ (53,686)

Net income (loss) per share:
Continuing operations - basic	$ 0.01	$ 0.01
Continuing operations - diluted	0.01	0.01
Discontinued operations – basic and diluted	$ 0.01	$ (0.01)
Net income (loss) – basic and diluted	$ 0.02	$ (0.00)

Weighted average shares outstanding: Basic	12,321,694	11,871,009
Diluted	15,259,570	14,865,058

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

Years ended December 31, 2018 and 2017

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance at January 1, 2017	11,871,009	$119	987,102	$ 591,776	$ 8,655,009	$ (10,378,254)	$ (1,131,350)

Stock options compensation	-	-	-	-	12,659	-	12,659

Amortization of increasing dividend rate preferred stock discount	-	-		26,899	(26,899)	-	-

Net loss	-	-		-	-	(26,787)	(26,787)

Balance at December 31, 2017	11,871,009	119	987,102	618,675	8,640,769	(10,405,041)	(1,145,478)

Stock options compensation	-	-	-	-	75,134	-	75,134

Stock options exercised by reducing deferred compensation payable	1,750,000	17	-	-	69,983	-	70,000

Amortization of increasing dividend rate preferred stock discount	-	-		20,174	(20,174)	-	-

Net income	-	-	-	-	-	267,083	267,083

Balance at December 31, 2018	13,621,009	$136	987,102	$ 638,849	$ 8,765,712	$ (10,137,958)	$ (733,261)

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$267,083	$(26,787)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Income (loss) from discontinued operations	(167,473)	103,559
Depreciation and amortization	16,836	17,783
Stock options compensation	75,134	12,659
Provision for uncollectible accounts receivable	(4,716)	480
Net (increase) decrease in
Accounts receivable	8,544	(2,720)
Prepaid expenses and other current assets	(24,738)	(4,569)
Net increase (decrease) in
Accounts payable	(18,943)	(42,445)
Accounts payable, related party	(3,982)	(5,953)
Accrued and other liabilities	(5,939)	61,145
Deferred revenue	44,840	28,683
Net cash provided by operating activities	186,646	141,835

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(7,471)	(1,470)
Cash paid for intangible assets	-	-
Net cash used in investing activities	(7,471)	(1,470)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(5,354)	(5,044)
Net cash used in financing activities	(5,354)	(5,044)

DISCONTINUED OPERATIONS
Net cash used in operating activities	(59,319)	(92,151)
Net cash provided by (used in) investing activities	218,153	(4,780)
Net cash used in financing activities	(116,592)	(28,374)
Net cash provided by (used in) discontinued operations	42,242	(125,305)

NET INCREASE IN CASH – CONTINUING OPERATIONS	216,063	10,016
Cash at beginning of period	29,399	19,383
Cash at end of period	$245,462	$29,399

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash and cash equivalents paid for interest – continuing operations	$1,849	$2,161
Cash and cash equivalents paid for interest – discontinued operations – See Note I	$51	$11,185

NON-CASH INVESTING AND FINANCING ACTIVITIES

Amortization of increasing dividend rate preferred stock discount	$20,174	$26,899
Exercise of options by reducing deferred compensation payable	$70,000	$-

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE A — SUMMARY OF ACCOUNTING POLICIES AND NATURE OF OPERATIONS

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Nature of Operations

FullNet Communications, Inc. and Subsidiaries (the Company) is an integrated communications provider offering Internet access, web hosting, equipment colocation, customized live help desk outsourcing services, group text and voice message delivery services, as well as advanced voice and data solutions to individuals, businesses, organizations, educational institutions and governmental agencies. Through its subsidiaries, FullNet, Inc., FullTel, Inc., FullWeb, Inc. and CallMultiplier, Inc., the Company provides high quality, reliable and scalable Internet based solutions designed to meet customer needs. Services offered include:

•Dial-up and direct high-speed connectivity to the Internet through the FullNet brand name;

•Carrier-neutral telecommunications premise colocation;

•Web page hosting;

•Equipment colocation;

•Customized live help desk outsourcing services;

•Group text and voice message delivery services;

•Advanced voice and data solutions; and

Consolidation

The consolidated financial statements include the accounts of FullNet Communications, Inc. and its wholly owned subsidiaries FullNet, Inc., FullTel, Inc., FullWeb, Inc., and CallMultiplier, Inc. All material inter-company accounts and transactions have been eliminated.

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

Accounts Receivable

The Company operates and grants credit, on an uncollateralized basis. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different industries as well as the Company’s emphasis on obtaining deposits and/or payment in advance for services from the majority of its customers.  During the year ended December 31, 2018, the Company had two customers that comprised approximately 12% and 6% of total revenues, respectively.  During the year ended December 31, 2017, the Company had two customers that each comprised approximately 8% of total revenues.

Accounts receivable, other than certain large customer accounts which are evaluated individually, are considered past due for purposes of determining the allowance for doubtful accounts based on past experience of collectability as follows:

1 – 29 days	1.5%
30 – 59 days	30%
60 – 89 days	50%
> 90 days	100%

In addition, if the Company becomes aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recoded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected.  Total bad debt expense and direct write-off for the years ended December 31, 2018 and 2017, was $2,560 and $480, respectively.

Accounts receivable consist of the following at December 31:

Schedule of Accounts Receivable
	2018	2017

Accounts receivable	$212,216	$231,866
Less allowance for doubtful accounts	(207,190)	(223,012)

	$5,026	$8,854

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets as follows:

Software	3 years
Computers and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of estimated life of improvement or the lease term

Property and equipment consist of the following at December 31:

	2018	2017

Computers and equipment	$1,559,528	$1,488,246
Leasehold improvements	1,088,934	1,034,842
Software	58,041	58,041
Furniture and fixtures	41,084	39,284
	2,747,587	2,620,413
Less accumulated depreciation	(2,696,320)	(2,580,965)
	$51,267	$39,448

Depreciation expense from continuing operations for the years ended December 31, 2018 and 2017, was $8,003 and $8,732, respectively.  Depreciation expense from discontinued operations for the years ended December 31, 2018 and 2017, was $9,273 and $10,353, respectively (see Note I).

Long-Lived Assets

All long-lived assets held and used by the Company, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  In accordance with ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. No intangible assets were purchased in 2018 and 2017. The Company incurred no impairment expense in 2018 or 2017.  Amortization expense for the years ended December 31, 2018 and 2017, was $8,833 and $9,051, respectively.

Revenue Recognition

Revenue is recognized when control of the services sold by the Company is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services  Revenue that is received in advance of the services provided is deferred until the services are provided by the Company. Revenue related to set up charges is also deferred and amortized over the life of the contract.  Revenues are presented net of taxes and fees billed to customers and remitted to governmental authorities.

The Company determines revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer;

•Identification of the performance obligations in the contract;

•Determination of the transaction price;

•Allocation of the transaction price to the performance obligations in the contract; and

•Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company’s revenue is derived from usage-based fees earned from customers utilizing the Company’s services.  The Company has four primary streams of revenue consisting of its automated voice and text group message delivery service, its colocation and web hosting service and its technical support service.  Prior to February 1, 2018, the Company also had revenue from traditional telephone services (see Note I – Discontinued Operations), which revenue was approximately 2% and 12% of total revenue for the years ended December 31, 2018 and 2017, respectively.

Revenue Description	For Year Ended December 31,2018	% of Total Revenue	For Year Ended December 31, 2017	% of Total Revenue
Automated voice and text group message delivery service	$ 1,259,656	61%	$ 975,002	52%
Colocation and web hosting service	520,923	25%	518,939	27%
Technical support service	238,431	12%	248,803	13%
Internet access service	51,470	2%	146,869	8%
Total revenue	$ 2,070,480	100%	$ 1,889,613	100%

Revenue from the Company’s automated voice and text group message delivery service and its access service is recognized pursuant to unwritten contracts created when the Company’s customers create an account on the Company’s website agreeing to be bound by the Company’s published Terms of Service and make a purchase.

Revenue from the Company’s traditional telephone services, its colocation and web hosting service, and its technical support service is recognized pursuant to written contracts executed by the Company and its customers.

Each of the Company's services represents a single performance obligation consisting of a distinct service that is transferred equally to each customer through the passage of time during a monthly service period, except for its automated voice and text group message delivery service which also includes transfer at the point in time that the customer utilizes the service.

None of the Company’s services have a transaction price which includes variable consideration, a significant financing component, any noncash consideration or consideration payable to a customer. The transaction price is the amount of consideration to which the Company expects to be entitled to in exchange for the service transferred to each customer.

Each of the Company’s services represents a single performance obligation and the “stand-alone selling price” is the same as the contract selling price.

All of the Company’s services are sold pursuant to written and unwritten contracts which require payment in advance for the services.

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place.  Advertising expense for the years ended December 31, 2018 and 2017, was $283,979 and $247,947, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and does not believe it has any material unrealized tax benefits at December 31, 2018.  The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.

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

Reconciliation of basic and diluted income (loss) per share (“EPS”) are as follows:

	December 31, 2018	December 31, 2017
Net income (loss):
Income from continuing operations	$99,610	$76,772
Income (loss) from discontinued operations – See Note I	167,473	(103,559)
Net income (loss)	267,083	(26,787)
Preferred stock dividends	(20,174)	(26,899)
Net income loss available to common shareholders	246,909	(53,686)

Basic income (loss) per share:
Weighted-average common shares outstanding used in income (loss) per share computations	12,321,694	11,871,009

Basic income (loss) per share:
Continuing operations	0.01	0.01
Discontinued operations – See Note I	0.01	(0.01)
Basic income (loss) per share	0.02	(0.00)

Diluted income (loss) per share:
Shares used in diluted income (loss) per share computations	15,259,570	14,865,058

Diluted income (loss) per share
Continuing operations	0.01	0.01
Discontinued operations – See Note I	0.01	(0.01)
Diluted income (loss) per share	0.02	(0.00)

Computation of shares used in income (loss) per share:
Weighted average shares and share equivalents outstanding	13,621,009	11,871,009
Effect of preferred stock	987,102	987,102
Effect of dilutive stock options	1,722,615	1,775,872
Effect of dilutive warrants	228,160	231,075
Weighted average shares and share equivalents outstanding – assuming dilution	16,558,886	14,865,058

Schedule of Anti-dilutive Securities Excluded	:
		December 31, 2018	December 31, 2017
Stock options		266,000	3,000
Convertible promissory notes		27,888	183,252
Total anti-dilutive securities excluded		293,888	186,252

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

All employee stock options granted during 2018 and 2017 were nonqualified stock options.  Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

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

The Company has one secured convertible promissory note from a shareholder.  The note balance at December 31, 2018, was $27,888. The note balance at December 31, 2017, was $33,242 (see Note C – Convertible Note Payable Related Party).  Additionally, the Company had related party accounts payable to officers and directors for unpaid expense reimbursements in the amounts of $4,000 and $7,982 for years ending December 31, 2018 and 2017, respectively.

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

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

Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. We adopted ASC 606 on its effective date, January 1, 2018, using the modified retrospective approach and the adoption of ASC 606 has not had a material effect on our consolidated financial statements or disclosures.

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

NOTE B — MANAGEMENT’S PLANS

On August 27, 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

The Company has historically experienced significant operating losses with cumulative losses from inception of approximately $10 million. These losses have resulted in a negative working capital position of approximately $725,000 at December 31, 2018, of which approximately $370,000 of the Company’s current liabilities is owed to its officers and directors, and approximately $443,000 of the Company’s current liabilities is deferred revenue.  The Company’s officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize the Company’s ability to continue as a going concern.  The deferred revenue represents advance payments for services from the Company’s customers which will be satisfied by its delivery of services in the normal course of business and will not require settlement in cash.

The Company started a number of initiatives in 2017 which included revenue enhancement initiatives, cost saving initiatives, the sale of excess assets and an orderly exit from the CLEC business.  The Company was successful with its revenue enhancement and cost saving initiatives and in selling certain excess assets in the third quarter of 2018 and the first quarter of 2019 (see Note J – Subsequent Events),  as well as effecting an orderly exit from the CLEC business through the sale of substantially all of its wholly owned subsidiary’s CLEC operating assets (see Note I – Discontinued Operations).

As a result of these initiatives, the Company generated positive cash flow from its operating activities of approximately $186,000 and $141,000 for the years ending December 31, 2018 and 2017, respectively.  In addition, the Company was able to generate net income of approximately $267,000 for the year ending December 31, 2018, compared to a net loss of approximately $27,000 for the year ending December 31, 2017.

Management expects that the success of these initiatives will provide the Company with sufficient liquidity for it to operate for the next 12 months.

As a result of the revenue enhancement initiatives, the cost saving initiatives, the excess asset sales and the successful exit from the CLEC business, the Company has been able to significantly improve its working capital position and alleviate any substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-05.  We believe that the actions discussed above mitigate the substantial doubt raised by our prior operating losses and satisfy our estimated liquidity needs 12 months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate additional liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. Additionally, a failure to generate additional liquidity could negatively impact our ability to effectively execute our business plan.

NOTE C — CONVERTIBLE NOTES PAYABLE RELATED PARTY

Notes payable consist of the following:

Schedule of Notes Payable Related Party
	December 31, 2018	December 31, 2017
Secured convertible promissory note from a shareholder; interest rate of 6% through December 31, 2014, 7% through December 31, 2015, 8% through December 31, 2016, 8.5% through December 31, 2017, and 9% through May 31, 2018, with fixed monthly payments of $3,301 through the Maturity Date, at which time the remaining balance of principal and all accrued interest shall be due and payable; matures May 31, 2018; secured by all tangible and intangible assets of the Company (1)	$-	$116,592

Secured convertible promissory note from a shareholder; interest at 6%, requires monthly installments of interest only through May 31, 2014, then requires monthly installments of $600 including principal and interest; matures May 31, 2023; secured by certain equipment of the Company (2)	27,888	33,242
	27,888	149,834

Less current portion – continuing operations	5,685	5,354
Less current portion – discontinued operations	-	116,592

Convertible notes payable, related party – continuing operations, less current portion	$22,203	$27,888
Convertible notes payable, related party – discontinued operations, less current portion	$-	$-

(1)The note holder had the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the years 2018 and 2017, the Company made principal payments totaling $116,592 and $28,374, respectively. The secured convertible promissory note was paid off on February 1, 2018.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

(2)  The note holder has the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  During the years 2018 and 2017, the Company made principal payments of $5,354 and $5,044, respectively. The secured convertible promissory note had a balance of $27,888 at December 31, 2018, of which $5,685 is short-term and $22,203 is long-term.

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

Future maturities of notes payable at December 31, 2018 are $27,888.

NOTE D – COMMITMENTS

Operating Leases

The Company leases its executive office space under a non-cancelable operating lease, at an effective annual rental rate of $16.50 per square foot, which will expire December 31, 2019. Future minimum lease payments required at December 31, 2018, under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2019	221,782
$221,782

Rental expense for all operating leases for the years ended December 31, 2018 and 2017, was approximately $296,166 and $297,364, respectively.

The Company’s long-term non-cancelable operating lease includes scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the on the straight-line method over the term of the lease. straight-line method over the term of the the lease. lease.

The Company had recorded a deferred credit of $6,523 at December 31, 2018, which is reflected in Accrued and Other Liabilities on the Balance Sheet to reflect the net excess of rental expense over cash payments since inception of the lease. In addition to the base rent payments the Company pays a monthly allocation of the building’s operating expenses.

NOTE E — INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

The Company has historically incurred losses from operations and therefore had no tax liability. The net deferred asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,749,945 and $2,999,590 for 2018 and 2017, respectively and will begin expiring in 2023.

Deferred tax assets consist of the tax effect of NOL carry-forwards. Management does not believe that the Company's recent achievement of profitability has been of sufficient magnitude and consistency to offset the Company's long history of losses and has therefore provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. Deferred tax assets consist of the following:

	December 31,
	2018	2017
Net operating loss carry-forwards	$577,488	$629,914
Valuation allowance	(577,488)	(629,914)
	$-	$-

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

The net change during the 2017 year in the total valuation allowance was a decrease of $360,699 primarily related to the revaluation of deferred tax assets and liabilities at the reduced corporate rate of 21.0%. The reduction of net deferred tax assets due to the rate revaluation also decreased the amount of the valuation allowance by the same amount resulting in no overall net impact to the Company's income tax provision.

NOTE F — COMMON STOCK AND STOCK-BASED COMPENSATION

COMMON STOCK

On September 28, 2018, certain officers and directors and their family members exercised options to purchase 1,750,000 restricted shares of the Company's common stock.  Proceeds from the exercise of the Options were $70,000, which was derived from the reduction of deferred compensation payable the Company owed to these officers and directors.  No employee stock options were exercised during the year 2017.

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

All employee stock options granted during 2018 and 2017 were nonqualified stock options.  Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The following table summarizes the Company’s employee stock option activity for the years ended December 31, 2018 and 2017:

Schedule of Employee Stock Option Activity

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Options outstanding, December 31, 2016	514,934	$ 0.005	6.26
Options exercisable, December 31, 2016	425,934	$ 0.003	5.78	$ 9,350
Options granted during the year	1,626,000	0.007
Options forfeited during the year	(23,000)	0.007
Options expired during the year	(7,100)	0.003
Options outstanding, December 31, 2017	2,110,834	$ 0.006	8.18
Options exercisable, December 31, 2017	626,834	$ 0.003	6.03	$ 22,902
Options granted during the year	2,013,000	0.040
Options exercised during the year	(1,750,000)	.040
Options expired during the year	(3,000)	0.003
Options outstanding, December 31, 2018	2,370,834	$ 0.010	7.45
Options exercisable, December 31, 2018	1,126,167	$ 0.005	6.39	$ 34,623

The following table summarizes the Company’s non-vested employee stock option activity for years ended December 31, 2018 and 2017:

	2018	2017
Non-vested options outstanding, beginning of year	1,484,000	89,000
Options granted during the year	2,013,000	1,626,000
Options vested during the year	(2,252,333)	(208,000)
Options forfeited during the year	-	(23,000)
Non-vested options outstanding, end of year	1,244,667	1,484,000

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model.  In addition to the exercise and grant date prices of the options, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2018	2017
Risk free interest rate	2.65%–2.77%	1.80%-2.23%
Expected lives (in years)	5	5
Expected volatility	163%-178%	173%-267%
Dividend yield	0%	0%

The following table shows total stock options compensation expense included in the Consolidated Statements of Operations and the effect on basic and diluted earnings per share for the years ended December 31:

	2018	2017
Stock options compensation	$75,134	$12,659
Impact on income per share:
Basic and diluted	$-	$-

During the year 2018, 2,013,000 employee stock options were granted, of which 1,750,000 vested immediately, 260,000 will vest one-fifth on each annual anniversary of the grant date, and 3,000 will vest one-third on each annual anniversary of the grant date resulting in $75,134 of stock options compensation. Stock options compensation of $6,352 recorded in the year 2018 was related to options that were granted in prior years.  Additionally, 3,000 employee stock options expired that were related to options granted in prior years.  At December 31, 2018 there was $15,368 of unrecognized stock options compensation that is expected to be recognized as an expense over a weighted-average period of 4.7 years.

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

Also during the year 2017, no employee stock options were exercised, and 7,100 employee stock options expired.

Common Stock Purchase Warrants – A summary of common stock purchase warrant activity for the years ended December 31, 2018 and 2017 follows:

Outstanding common stock purchase warrants issued to non-employees outstanding at December 31, 2018 are as follows:

Number of shares	Exercise price	Expiration year
250,000	$ 0.003	2023

The following table summarizes the Company’s common stock purchase warrant activity for the years ended December 31:

	2018	Weighted Average Exercise Price	2017	Weighted Average Exercise Price
Warrants outstanding, beginning of year	250,000	$ 0.003	250,000	$ 0.003
Warrants expired during the year	-	-	-	-
Warrants outstanding, end of year	250,000	$ 0.003	250,000	$ 0.003

The 250,000 warrants outstanding at December 31, 2018 were issued as equity compensation for consulting services.

No warrants were granted during the years ended December 31, 2018 and 2017.

NOTE G — SERIES A CONVERTIBLE PREFERRED STOCK

On March 9, 2019, the Company’s board of directors made the determination that it was in the best interest of the Company and its shareholders to conserve the Company’s working capital at this time and not make the annual dividend payment for the year ending December 31, 2018, on its Series A convertible preferred stock (the “Series A”). The Company has never made an annual dividend payment on its Series A.

The holders of shares of the Series A are entitled to receive, when and as declared by the Company’s board of directors, dividends in cash in the amount of one cent per share per annum through December 31, 2016, five cents per share per annum through December 31, 2017, six cents per share per annum through December 31, 2018, seven cents per share per annum through December 31, 2019, eight cents per share per annum through December 31, 2020, nine cents per share per annum through December 31, 2021, ten cents per share per annum through December 31, 2022, eleven cents per share per annum through December 31, 2023, and twelve cents per share per annum thereafter, payable within 90 days following the 31st day of December each year on such date as determined by the board of directors. The dividends are cumulative and beginning January 1, 2017, the board of directors of the Company may elect to make any required dividend payment with the Company’s unregistered common stock in lieu of cash.

Due to the unstated dividend cost arising from the gradually increasing dividends on the Series A, the Company calculated a discount on the Series A at the time of issuance as the present value of the difference between (i) the dividends that are payable in the periods preceding commencement of the perpetual twelve cents per share per annum dividend; and (ii) the perpetual twelve cents per share per annum dividend for a corresponding number of periods; discounted at a market rate of 12% totaling $309,337.  The Series A was valued at the market price on the respective date of issuance for a total value of $672,472.  The discount will be amortized over the periods preceding commencement of the perpetual dividend, by charging imputed dividend cost against retained earnings and increasing the carrying amount of the Series A by a corresponding amount.  The discount amortization for the years ended December 31, 2018 and 2017 was $20,174 and $26,899, respectively.  The discount amortization per share for the years 2018 and 2017 was $0.03 and $0.04, respectively. As of December 31, 2018, the aggregate outstanding accumulated arrearages of cumulative dividend was $109,013 or if issued in common shares, 3,028,143 shares.

The Series A was originally issued as non-voting and provided that in the event that the Company failed, for any reason, to make a dividend payment as set forth above, then each share of the Series A shall thereafter be entitled to two votes upon any matter that the holders of the common stock of the Company are entitled to vote upon.  Since the Series A issuance in 2013, , the Company’s board of directors determined annually that it was in the best interest of the Company and its shareholders to conserve the Company’s working capital and has not make the annual dividend payment.  As a result, each share of the Series A became is entitled to two votes upon any matter that the holders of the common stock of the Company are entitled to vote upon. As of December 31, 2018, there were  987,102 shares of Series A outstanding with voting power representing .12.66% of the total voting power of the Company’s outstanding stock.

The Series A may be redeemed at the option of the Company’s board of directors for one dollar per share plus all accrued and unpaid dividends thereon at the date of redemption.  In addition, at any time after a change of control of the Company, the holders of the Series A shall have the right, at the election of a majority of the holders, to require the Company to redeem all of the Series A for one dollar per share plus all accrued and unpaid dividends thereon at the date of redemption.

The Series A has a liquidation preference of one dollar per share plus all accrued and unpaid dividends thereon in the event of liquidation, dissolution or winding up of the Company.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

The Company analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

NOTE H – PROPERTY AND EQUIPMENT

During the years ended December 31, 2018 and 2017, 7,471 and $1,470 was paid for property and equipment, respectively.  Depreciation expense from continuing operations for the years ended December 31, 2018 and 2017 was $8,003 and $8,732, respectively.

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

Consideration:
Cash	$246,500
Assumption of deferred revenue	8,366
Waived service obligation for February 2018	10,006
Total consideration	$264,872

Total assets sold:
Customer contracts	$-
Fiber innerduct	3,248
Fiber strands	-
Customer CPE	-
Total assets	3,248
Transactional costs	28,347
Total basis	$31,595
Net gain	$233,277

Assets and Liabilities of Discontinued Operations

	December 31,
	2018	2017
Carrying amounts of assets included in discontinued operations
Cash	$775	$1,801
Prepaid expenses and other current assets	-	2,671
Property and equipment, net	-	24,871
Total Assets of Discontinued Operations	$775	$29,343

Carrying amounts of liabilities included in discontinued operations
Accounts payable	$42,905	$57,342
Accrued and other liabilities	9,458	19,878
Convertible notes payable, related party – current portion	-	116,592
Convertible notes payable, related party – less current portion	-	-
Total Liabilities of Discontinued Operations	$52,363	$193,812

Operating Results of Discontinued Operations

	December 31,
	2018	2017
Revenues included in discontinued operations
Total revenue	$28,091	$155,614

Operating costs and expenses included in discontinued operations
Cost of revenue	$84,301	$221,653
Selling, general and administrative expenses	8,666	15,981
Depreciation and amortization	9,273	10,353
Interest expense	51	11,186
Total operating costs and expenses discontinued operations	102,291	259,173

Other Income included in discontinued operations
Gain on sale of assets	233,277	-
Other income from applied customer deposits	8,396	-
Net Income (Loss) from Discontinued Operations	$167,473	$(103,559)
Net Income (Loss) per share from discontinued operations basic and diluted	$0.01	$(0.01)

Cash Flows from Discontinued Operations

	December 31
	2018	2017
Net cash used in operating activities	(59,319)	(92,151)
Net cash provided by (used in) investing activities	218,153	(4,780)
Net cash used in financing activities	(116,592)	(28,374)
Net cash provided by (used in) discontinued operations	42,242	(125,305)

NOTE J – SUBSEQUENT EVENTS

In January 2019, for value received, the Company granted 440,000 warrants for the purchase of shares of its common stock with an expiration date in January 2024, of which 140,000 had a exercise price of $.01 per share and 300,000 had an exercise price of $.003 per share.  In March 2019, 400,000 of these warrants were exercised for which the Company received proceeds of $1,900.

In February 2019, the Company granted 480,000 employee stock options for the purchase of shares of its common stock to three employees with an exercise price of $.003 per share. These stock options are exercisable immediately and expire in February 2020.

In February 2019, the Company used cash on hand of $26,964 to repay in full the secured convertible promissory note from a shareholder secured by certain equipment of the Company.

In February 2019, the Company executed an asset purchase agreement with Paycom Payroll, LLC, a Delaware corporation, covering the Company’s sale of a block of excess IPv4 numbers for $81,920.  The Company closed on the sale on March 14, 2019, at which time the Company received $78,643 in cash after the deduction of $3,277 in selling costs.