Form 10-Q
period 2019-03-31
FULLNET COMMUNICATIONS INC
filed 2019-05-15
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐		Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging-growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of May 15, 2019, 14,021,009 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (Unaudited)	DECEMBER 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$465,640	$245,462
Accounts receivable, net	156	5,026
Prepaid expenses and other current assets	41,603	30,848

Total current assets	507,399	281,336

PROPERTY AND EQUIPMENT, net	49,295	51,267

OTHER ASSETS AND INTANGIBLE ASSETS	10,771	12,979

RIGHT OF USE LEASED ASSET	1,040,489	-

ASSETS OF DISCONTINUED OPERATIONS, net	854	775

TOTAL ASSETS	$1,608,808	$346,357

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$17,658	$18,428
Accounts payable, related party	3,000	4,000
Accrued and other liabilities	554,540	534,168
Convertible notes payable, related party - current portion	-	7,203
Operating lease liability – current portion	134,625	-
Deferred revenue	517,067	442,771

Total current liabilities	1,226,890	1,006,570

CONVERTIBLE NOTES PAYABLE, related party - less current portion	-	20,685
OPERATING LEASE LIABILITY – less current portion	909,941	-
LIABILITIES OF DISCONTINUED OPERATIONS	51,523	52,363
Total liabilities	2,188,354	1,079,618

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2019 and 2018	642,211	638,849
Common stock - $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 14,021,009 and 13,621,009 shares in 2019 and 2018, respectively	140	136
Additional paid-in capital	8,797,535	8,765,712
Accumulated deficit	(10,019,432)	(10,137,958)
Total stockholders’ deficit	(579,546)	(733,261)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,608,808	$346,357

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2019	March 31, 2018
REVENUES
Total revenue	599,831	507,060

OPERATING COSTS AND EXPENSES
Cost of revenue	76,794	48,836
Selling, general and administrative expenses	489,533	550,357
Depreciation and amortization	4,180	4,389
Total operating costs and expenses	570,507	603,582

INCOME (LOSS) FROM OPERATIONS	29,324	(96,522)

OTHER INCOME	89,958	6,000
INTEREST EXPENSE	(277)	(330)
INCOME TAX EXPENSE	-	(4,666)

Net income (loss) from continuing operations	119,005	(95,518)
Gain from sale of discontinued asset	-	233,277
Net loss from discontinued operations (NOTE 10)	(479)	(31,321)

NET INCOME	$118,526	$106,438
Preferred stock dividends	(3,362)	(6,724)
Net income available to common stockholders	$115,164	$99,714

Net income (loss) per share:
Continuing operations – basic and diluted	0.01	(0.01)
Discontinued operations – basic and diluted	(0.00)	0.02
Net income (loss) – basic and diluted	$0.01	$0.01

Weighted average common shares outstanding:
Basic	13,741,009	11,871,009
Diluted	17,235,723	11,871,009

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FullNet Communications, Inc. and Subsidiaries

Three Months Ended March 31, 2019

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2019	13,621,009	$136	987,102	$638,849	$8,765,712	$(10,137,958)	$(733,261)

Stock options compensation	-	-	-	-	17,931	-	17,931

Amortization of increasing dividend rate preferred stock discount	-	-	-	3,362	(3,362)	-	-

Warrants issued	-	-	-	-	15,358	-	15,358

Warrants exercised	400,000	4	-	-	1,896	-	1,900

Net income	-	-	-	-	-	118,526	118,526

Balance at March 31, 2019 – (unaudited)	14,021,009	$140	987,102	$642,211	$8,797,535	$(10,019,432)	$(579,546)

Three Months Ended March 31, 2018

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2018	11,871,009	$119	987,102	$618,675	$8,640,769	$(10,405,041)	$(1,145,478)

Stock options compensation	-	-	-	-	68,937	-	68,937

Amortization of increasing dividend rate preferred stock discount	-	-	-	6,724	(6,724)	-	-

Net income	-	-	-	-	-	106,438	106,438

Balance at March 31, 2018 – (unaudited)	11,871,009	$119	987,102	$625,399	$8,702,982	$(10,298,603)	$(970,103)

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$118,526	$106,438
(Income) loss from discontinued operations	479	(201,956)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	4,180	4,389
Noncash lease expense	36,634	-
Stock options and warrants expense	33,289	68,937
Provision for uncollectible accounts receivable	(2,001)	110
Net (increase) decrease in
Accounts receivable	6,871	8,071
Prepaid expenses and other current assets	(10,755)	(22,757)
Net increase (decrease) in
Accounts payable	(770)	3,739
Accounts payable – related party	(1,000)	(7,466)
Accrued and other liabilities	20,372	28,433
Deferred revenue	74,296	37,348
Operating lease obligation	(32,557)	-
Net cash provided by operating activities	247,564	25,286

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	-	(5,916)
Net cash used in investing activities	-	(5,916)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(27,888)	(1,309)
Exercise of warrants	1,900	-
Net cash used in financing activities	(25,988)	(1,309)

DISCONTINUED OPERATIONS
Net cash used in operating activities	(1,398)	(5,598)
Net cash provided by investing activities	-	218,153
Net cash used in financing activities	-	(116,592)
Net cash provided by (used in) discontinued operations	(1,398)	95,963

NET INCREASE (DECREASE) IN CASH	220,178	114,024
Cash at beginning of period	245,462	29,399
Cash at end of period	$465,640	$143,423

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income tax	$-	$4,666
Cash paid for interest – continuing operations	277	492
Cash paid for interest – discontinued operations	-	51

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use assets and operating lease liabilities recognized	$1,077,123	-
Amortization of increasing dividend rate preferred stock discount	$3,362	$6,724

See accompanying notes to the unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2018.

Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.  These reclassifications did not impact the net income (loss).

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2019.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which requires lessees to record assets and liabilities reflecting the leased assets and lease obligations, respectively, while following the dual model for recognition in statements of income requiring leases to be classified as either operating or finance.  Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases).  We adopted the new standard effective January 1, 2019, as allowed, using the modified retrospective approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods.  The only lease that we have is the real estate lease for our headquarters facility.  As of January 1, 2019, the adoption of the standard resulted in recognition of an operating right-of-use, or ROU, liability of approximately $1,077,123 and an operating ROU asset of $1,077,123.  These amounts are based on the present value of such commitments using the Company's incremental borrowing rate.  The standard does not materially affect our results of operations, cash flows and liquidity.  See Note 8 for further information.

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

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

Schedule of Income (Loss) Per Share
	Three Months Ended
	March 31, 2019	March 31, 2018
Net income (loss):
Income (loss) from continuing operations	$119,005	$(95,518)
Income (loss) from discontinued operations – See Note 10	(479)	201,956
Net income	$118,526	$106,438
Preferred stock dividends	(3,362)	(6,724)
Net income available to common shareholders	115,164	99,714

Basic income (loss) per share:
Weighted average common shares outstanding used in income (loss) per share	13,741,009	11,871,009

Basic income (loss) per share:
Continuing operations	0.01	(0.01)
Discontinued operations – See Note 10	(0.00)	0.02
Basic income (loss) per share	0.01	0.01

Diluted income (loss) per share:
Shares used in diluted income (loss) per share	17,235,723	11,871,009

Diluted income (loss) per share:
Continuing operations	0.01	(0.01)
Discontinued operations – See Note 10	(0.00)	0.02
Diluted income (loss) per share	0.01	0.01

Computation of shares used in income (loss) per share:
Weighted average shares and share equivalents outstanding – basic	13,741,009	11,871,009
Effect of preferred stock	987,102	-
Effect of dilutive stock options	2,245,133	-
Effect of dilutive warrants	262,479	-
Weighted average shares and share equivalents outstanding – diluted	17,235,723	11,871,009

Schedule of Anti-dilutive Securities Excluded
	Three Months Ended
	March 31, 2019	March 31, 2018
Preferred stock	-	987,102
Stock options	3,000	4,120,834
Warrants	-	250,000
Convertible promissory notes	27,888	31,933
Total anti-dilutive securities excluded	30,888	5,389,869

Anti-dilutive securities consist of stock options and convertible promissory notes whose exercise price or conversion price, respectively, was greater than the average market price of the common stock.

2.     MANAGEMENT'S PLANS

On August 27, 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

The Company has historically experienced significant operating losses with cumulative losses from inception of approximately $10 million. These losses have resulted in a negative working capital position of approximately $719,000 at March 31, 2019, of which approximately $378,000 of the Company’s current liabilities is owed to its officers and directors, and approximately $517,000 of the Company’s current liabilities is deferred revenue.  The Company’s officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize the Company’s ability to continue as a going concern.  The deferred revenue represents advance payments for services from the Company’s customers which will be satisfied by its delivery of services in the normal course of business and will not require settlement in cash.

The Company started a number of initiatives in 2017 which included revenue enhancement initiatives, cost saving initiatives, the sale of excess assets and an orderly exit from the CLEC business.  The Company was successful with its revenue enhancement and cost saving initiatives and in selling certain excess assets in the third quarter of 2018 and the first quarter of 2019, as well as effecting an orderly exit from the CLEC business through the sale of substantially all of its wholly owned subsidiary’s CLEC operating assets (see Note 10 – Discontinued Operations).

As a result of these initiatives, the Company generated positive cash flow from its operating activities of approximately $247,000 and $25,000, for the three months ending March 31, 2019 and 2018, respectively.  In addition, the Company was able to generate net income of approximately $118,000 and $106,000, for the three months ending March 31, 2019 and 2018, respectively.

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

3.     CONVERTIBLE NOTES PAYABLE RELATED PARTY

At December 31, 2018, the Company had a secured convertible promissory note from a shareholder with a balance of $27,888.  The interest rate of this note was 6%, required monthly installments of $600 including principal and interest and matured May 31, 2023.  This convertible promissory note was secured by certain equipment of the Company.  The note holder had the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share.  On February 26, 2019, the Company paid the remaining balance of $27,888.

4.     STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the three months ended March 31, 2019:

Schedule of Employee Stock Option Activity
	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2018	2,370,834	$0.010	7.45

Options exercisable, December 31, 2018	1,126,167	$0.005	6.39	$ 34,623

Options issued during the period	480,000	$0.003

Options expired during the period	-	-

Options exercised during the period	-	-

Options outstanding March 31, 2019	2,850,834	$0.009	6.11

Options exercisable March 31, 2019	2,103,498	$0.006	5.37	$ 191,227

During the three months ended March 31, 2019, 480,000 nonqualified employee stock options were granted with an exercise price of $0.003 per option.  The options were valued using Black-Scholes option pricing model on the respective date of issuance and the fair value of the shares was determined to be $15,875 of which $15,875 was recognized as stock-based compensation expense for the three months ended March 31, 2019.  These stock options vested immediately upon grant (February 19, 2019) and will expire one year from the date of the grant.

Total stock-based compensation expense for the three months ended March 31, 2019 was $17,931 of which $15,875 was related to options issued during the three months ended March 31, 2019 and $2,056 was related to options issued in prior years.  Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the three   months ended March 31, 2019:

2019
Risk free interest rate	2.51%
Expected lives (in years)	1
Expected volatility	36%
Dividend yield	0%

5.     WARRANT ACTIVITY

The following table summarizes the Company’s warrant activity for the three months ended March 31, 2019:

Schedule of Warrant Activity
	Warrants	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Warrants outstanding December 31, 2018	250,000	$0.003	5.32

Warrants exercisable December 31, 2018	250,000	$0.003	4.32	$ 8,250

Warrants issued during the period	440,000	$0.005

Warrants exercised during the period	400,000	$0.005

Warrants outstanding March 31, 2019	290,000	$0.004	4.17

Warrants exercisable March 31, 2019	290,000	$0.004	4.17	$ 26,980

During the three months ended March 31, 2019, 300,000 and 140,000 common stock purchase warrants were granted with exercise prices of $0.003 and $0.01, respectively, per option.  The warrants were valued using Black-Scholes warrant pricing model on the respective date of issuance and the fair value of the shares was determined to be $15,358, which was recognized as expense for the three months ended March 31, 2019.  These warrants vested immediately upon grant (January 2, 2019) and will expire five years from the date of the grant.

On March 4, 2019, 300,000 warrants with an exercise price of $.003 per share, and 100,000 warrants with an exercise price of $.01 per share, were exercised for 400,000 restricted shares of common stock, par value $.0001 per share.  Proceeds from the exercise of the warrants were $1,900.

The Black-Scholes pricing model was used with the following weighted-average assumptions for warrants granted during the three   months ended March 31, 2019:

2019
Risk free interest rate	2.51%
Expected lives (in years)	5
Expected volatility	146%
Dividend yield	0%

6.     SERIES A CONVERTIBLE PREFERRED STOCK

On March 9, 2019 the Company’s board of directors determined that it was in the best interest of the Company and its stockholders to conserve the Company’s working capital at this time and not make the annual dividend payment for the year ending December 31, 2018, on its Series A Convertible Preferred Stock.  The Company has never made an annual dividend payment on its Series A convertible preferred stock.  As of March 31, 2019, the aggregate outstanding accumulated arrearages of cumulative dividend was $112,375 or if issued in common shares, 1,158,509 shares.

The amortization of the increasing dividend rate preferred stock discount for the three months ended March 31, 2019 was $3,362.

7.      PROPERTY AND EQUIPMENT

During the three months ended March 31, 2019, no purchases were made for property and equipment.  During the three months ended March 31, 2019, $1,972 was recorded as depreciation expense.

8.     INTANGIBLE ASSETS

During the three months ended March 31, 2019, $2,208 was recorded as amortization expense.

9.     LEASES

The Company elected the practical expedient under ASU 2018-11 “Leases: Targeted Improvements” which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date instead of at the earlies comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019 but without retrospective application. In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing lease upon adoption. No impact was recorded to the income statement or beginning retained earnings for Topic 842.”

We determine if a contract contains a lease by evaluating the nature and substance of the agreement. The only lease that we have is the real estate lease for our headquarters facility, which was originally executed on December 2, 1999, and which has been extended several times.  This lease has a remaining life of one year and based on previous experience, we expect to renew it for a term of five additional years.  We recognize lease expense for this lease on a straight-line basis over the lease term.

We used our incremental borrowing rate (8.5%), based on the information available at the date of adoption in determining the present value of the lease payments and a lease expiration date of December 31, 2024.  At March 31, 2019, the remaining future cash payments under our lease total approximately $1,373,092.

For the three months ending March 31, 2019, we amortized $36,634 and $32,557, of our operating right-of-use, or ROU, asset and liability, respectively.  At March 31, 2019, an operating ROU asset and liability of approximately $1,040,489 and $1,044,566, respectively, are included on our condensed consolidated balance sheet.

For the three months ended March 31, 2019, our fixed operating lease cost was $59,522, which is included within operating costs and expenses in our condensed consolidated statement of operations.

For the three months ended March 31, 2019, cash paid for amounts included in the measurement of our lease liability included within our cash flows from operating activities was $55,445.

Future minimum lease payments under non-cancellable operating lease as of March 31, 2019, were as follows:

Year ending December 31,
2019 (excluding the three months ended March 31, 2019)	$ 166,336
2020	228,305
2021	234,828
2022	241,351
2023	247,874
Thereafter	254,398
Total future minimum lease payments	1,373,092
Less imputed interest	(328,526)
Total liability	$ 1,044,566

10.     DISCONTINUED OPERATIONS

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

During February, 2018, the Company recognized a gain of $233,277 on the Sale based on total consideration of $264,872 less total basis in the assets sold and transactions costs of $31,595.  The assets sold consisted primarily of customers and associated customer premise equipment.

Consideration:
Cash	$246,500
Assumption of deferred revenue	8,366
Waived service obligation for February 2018	10,006
Total consideration	$264,872

Total assets sold:
Customer contracts	$-
Fiber innerduct	3,248
Fiber strands	-
Customer CPE	-
Total assets	3,248
Transactional costs	28,347
Total basis	$31,595
Net gain	$233,277

Assets and Liabilities of Discontinued Operations

	March 31, 2019	December 31, 2018
Carrying amounts of assets included in discontinued operations
Cash	$854	$775
Total Assets of Discontinued Operations	$854	$775

Carrying amounts of liabilities included in discontinued operations
Accounts payable	$43,387	$42,905
Accrued and other liabilities	8,137	9,458
Total Liabilities of Discontinued Operations	$51,523	$52,363

Operating Results of Discontinued Operations

	Three Months Ended
	March 31, 2019	March 30, 2018
Revenues included in discontinued operations
Total colocation and other revenues	-	$ 28,091

Operating costs and expenses included in discontinued operations
Cost of services	-	$ 53,886
Selling, general and administrative expenses	479	3,157
Depreciation and amortization	-	2,318
Interest expense	-	51
Total operating costs and expenses discontinued operations	$ 479	$ 59,412

Other Income included in discontinued operations
Gain on sale of assets	-	233,277
Net Income (Loss) from Discontinued Operations	$ (479)	$ 201,956
Net Income (Loss) per share from discontinued operations basic and diluted	$ (0.00)	$ 0.02

Cash Flows from Discontinued Operations

	March 31, 2019	March 31, 2018
Net cash used in operating activities	$ (1,398)	$ (5,598)
Net cash provided by investing activities	-	218,153
Net cash used in financing activities	-	(116,592)
Net cash provided by (used in) discontinued operations	$ (1,398)	$ 95,963

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our 2018 Annual Report on Form 10-K and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2018 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and group message delivery industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.

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

We market our carrier neutral colocation solutions in our data center to competitive local exchange carriers, Internet service providers and web-hosting companies. Our colocation facility is carrier neutral, allowing customers to choose among competitive offerings rather than being restricted to one carrier. Our data center is Telco-grade and provides customers a high level of operative reliability and security. We offer flexible space arrangements for customers and 24-hour onsite support with both battery and generator backup.

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

Results of Operations

The following table, which includes both continuing and discontinued operations (see Note 9 – Discontinued Operations of the financial statement appearing elsewhere in this Report), sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019		March 31, 2018
	Amount	Percent	Amount	Percent
Revenues:
Total revenue	599,831	100.0	507,060	100.0

Cost of revenue	76,794	12.8	48,836	9.6
Selling, general and administrative expenses	489,533	81.6	550,357	108.5
Depreciation and amortization	4,180	0.7	4,389	0.9
Total operating costs and expenses	570,507	95.1	603,582	119.0

Income (loss) from operations	29,324	4.9	(96,522)	(19.0)
Other income	89,958	15.0	6,000	1.2
Interest expense	(277)	(0.1)	(330)	(0.1)
Income tax expense	-	-	(4,666)	(0.9)
Net income (loss) from continuing operations	119,005	19.8	$(95,518)	(18.8)
Gain from sale of discontinued asset	-	-	233,277	46.0
Net income (loss) from discontinued operations	(479)	(0.1)	(31,321)	(6.2)
Net income (loss)	118,526	19.7	106,438	21.0

Preferred stock dividends	(3,362)	(0.5)	(6,724)	(1.3)

Net income available to common stockholders	115,164	19.2	$99,714	19.7

Three Months Ended March 31, 2019 (the “2019 1st Quarter”) Compared to Three Months Ended March 31, 2018 (the “2018 1st Quarter”)

Revenues

Total revenue increased $92,771 or 18.3% to $599,831 for the 2019 1st Quarter from $507,060 for the same period in 2018. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

In the 2019 1st Quarter, we had interest income of $1,515 and other income of $81,920 from the sale of a block of excess IPv4 numbers and $6,523 from the recalculation of the long-term lease asset.  In the 2018 1st Quarter, we had other income of $239,277 from the liquidation of discontinued operations.

Operating Costs and Expenses

Cost of revenue increased $27,958 or 57.2% to $76,794 for the 2019 1st Quarter from $48,836 for the same period in 2018.  This increase was primarily related to servicing new customers added through growth of business. Cost of revenue as a percentage of total revenue increased to 12.8% during the 2019 1st Quarter, compared to 9.6% during the same period in 2018, as a result of increased utilization of higher cost components of our service offerings combined with price increases from our vendors.

Selling, general and administrative expenses decreased $60,824 or 11.0% to $489,533 for the 2019 1st Quarter compared to $550,357 for the same period in 2018.  This decrease was primarily related to decreases in employee costs of $104,547, which were offset by increases in advertising and professional services of $18,297 and $28,959 respectively.  Selling, general and administrative expenses as a percentage of total revenues decreased to 81.6% during the 2019 1st Quarter from 108.5% during the same period in 2018.

Depreciation and amortization expense decreased $209 or 4.8% to $4,180 for the 2019 1st Quarter compared to $4,389 for the same period in 2018.  This decrease was related to several assets reaching full depreciation during the 2019 1st Quarter.

  Interest Expense

Interest expense decreased $53 or 16.0% to $277 for the 2019 1st Quarter compared to $330 for the same period in 2018.  This decrease was primarily related to the payoff of the related-party notes payable made during the 1st Quarter of 2019 and 2018.

Net Income

For the 2019 1st Quarter, we realized net income of $118,526 compared to net income of $106,438 for the same period in 2018.  The increase was due primarily to an increase in income from operations of $214,524 which was offset by a decrease in income from discontinued operations of $202,435.

Liquidity and Capital Resources

As of March 31, 2019, we had $465,640 in cash and $507,399 in current assets and $1,226,890 in current liabilities.  Current liabilities consist primarily of $554,540 in accrued and other liabilities, of which $378,484 is owed to our officers and directors, and $517,067 in deferred revenue.  Our officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern.  The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

At March 31, 2019 and December 31, 2018, we had working capital deficits of $719,491 and $725,234, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of March 31, 2019, $14,224 of the $20,658 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the three-month periods ended March 31, 2019 and 2018 consist of the following:

	For the Three-Month Period Ended March 31,
	2019	2018
Net cash flows provided by operating activities	$ 247,564	$ 25,286
Net cash flows used in investing activities	-	(5,916)
Net cash flows used in financing activities	(25,988)	(1,309)

No property or equipment were purchased in the three months ended March 31, 2019, and cash used for the purchase of property and equipment was $5,916 for the three months ended March 31, 2018.

No intangible assets were purchased in the three months ended March 31, 2019 and 2018.

Cash used for the payoff of the note payable in the three months ended March 31, 2019 was $27,888, and principal payments on notes payable were $1,309 for the three months ended March 31, 2018.

The planned expansion of our business will require significant capital to fund capital expenditures and working capital needs. Our principal capital expenditure requirements will include:

•mergers and acquisitions and

•further development of operations support systems and other automated back office systems

Because our cost of developing new networks and services, funding other strategic initiatives, and operating our business depend on a variety of factors (including, among other things, the number of customers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will materially vary from expected amounts and these variations are likely to increase our future capital requirements. There can be no assurance that our current cash balances will be sufficient to fund our current business plan beyond the next few months. As a consequence, we are currently focusing on revenue enhancement and cost cutting opportunities as well as working to sell non-core assets.

Our ability to fund the capital expenditures and other costs contemplated by our business plan in the near term will depend upon, among other things, primarily our ability to generate consistent net income and positive cash flow from operations. Capital will be needed in order to implement our business plan, deploy our network, expand our operations and obtain and retain a significant number of customers in our target markets. Each of these factors is, to a large extent, subject to economic, financial, competitive, political, regulatory, and other factors, many of which are beyond our control.

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

On March 9, 2019, the Company’s board of directors made the determination that it was in the best interest of the Company and its stockholders to conserve our working capital at this time and not make the annual dividend payment for the year ending December 31, 2018.  We have never made an annual dividend payment on our Series A convertible preferred stock.

Financing Activities

We had a secured convertible promissory note from a shareholder which required monthly installments of $600, including principal and interest.  This note was secured by certain equipment.  The outstanding balance of $26,964 was paid in full on February 26, 2019

We had another secured convertible promissory note from a shareholder, which we paid in full on February 1, 2018 in the amount of $116,592.

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

Access service revenues are recognized on a monthly basis over the life of each contract as services are provided. Contract periods range from monthly to yearly. Carrier-neutral telecommunications colocation revenues, traditional telephone services and advanced voice and data services are recognized on a monthly basis over the life of the contract as services are provided. Revenue that is received in advance of the services provided is deferred until the services are provided by us. Revenue related to set up charges is also deferred and amortized over the life of the contract. We classify certain taxes and fees billed to customers and remitted to governmental authorities on a net basis in revenue.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of March 31, 2019 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the following material weakness:

a.We did not identify the proper accounting treatment for an operating lease pursuant to Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months.

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

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any material legal proceedings.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2019, we granted 440,000 common stock purchase warrants (the “Warrants”) with an expiration date of January 2, 2024, of which 140,000 had an exercise price of $.01 per share and $300,000 had an exercise price of $.003 per share.  On March 4, 2019, we issued 400,000 restricted shares of our common stock, par value $.00001 per share, pursuant to the exercise of a portion of the Warrants.  Proceeds from the exercise of the Warrants were $1,900, which we added to working capital.  The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, without payment of any form of commissions or other remuneration.

Immediately following the exercise of the Warrants, we 14,021,009 shares of common stock issued and outstanding, and 40,000 Warrants remained outstanding with an exercise price of $.01 per share.

In February 2019, we granted 480,000 employee stock options, the disclosure of which was reported in a Form 8-K dated February 19, 2019, and filed with the SEC.

Item 5.     Other Information

During the three months ended March 31, 2019, all events reportable on Form 8-K were reported.

Item 6.     Exhibits

(a)	The following exhibits are either filed as part of or are incorporated by reference in this Report:

Exhibit
Number		Exhibit

	2.1	Asset Purchase Agreement dated February 1, 2018, by and among FullTel, Inc. and Dobson Technologies – Transport and Telecom Solutions, LLC	1

	4.18	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of FullNet Communications, Inc.	2

	10.23	IPv4 Numbers Purchase Agreement executed February 4, 2019, by and between FullNet Communications, Inc. and Paycom Payroll, LLC.	3

	31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

	101.INS	XBRL Instance Document	**
	101.SCH	XBRL Taxonomy Extension Schema Document	**
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

1	Incorporated by reference to Exhibit 2.1 to the Form 8-K filed February 6, 2018

2	Incorporated by reference to Exhibit 4.18 to the Form 8-K filed June 7, 2013

3	Incorporated by reference to Exhibit 10.23 to the Form 10-K filed April 1, 2019

*	Filed herewith.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: May 15, 2019	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer