Form 10-Q
period 2019-06-30
FULLNET COMMUNICATIONS INC
filed 2019-08-14
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(405) 236-8200

(Registrant’s telephone number)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	FULO	OTC Markets Group Pink

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

As of August 14, 2019, 14,539,675 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited)	DECEMBER 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$479,998	$245,462
Accounts receivable, net	39	5,026
Prepaid expenses and other current assets	45,112	30,848

Total current assets	525,149	281,336

PROPERTY AND EQUIPMENT, net	47,403	51,267

OTHER ASSETS AND INTANGIBLE ASSETS	8,563	12,979

RIGHT OF USE LEASED ASSET	1,003,856	-

ASSETS OF DISCONTINUED OPERATIONS, net	854	775

TOTAL ASSETS	$1,585,825	$346,357

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$19,322	$18,428
Accounts payable, related party	-	4,000
Accrued and other liabilities	557,302	534,168
Convertible notes payable, related party - current portion	-	7,203
Operating lease liability – current portion	139,023	-
Deferred revenue	504,403	442,771

Total current liabilities	1,220,050	1,006,570

CONVERTIBLE NOTES PAYABLE, related party - less current portion	-	20,685
OPERATING LEASE LIABILITY – less current portion	872,987	-
LIABILITIES OF DISCONTINUED OPERATIONS (NOTE 10)	51,479	52,363
Total liabilities	2,144,516	1,079,618

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2019 and 2018	645,573	638,849
Common stock - $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 14,539,675 and 13,621,009 shares in 2019 and 2018, respectively	145	136
Additional paid-in capital	8,797,779	8,765,712
Accumulated deficit	(10,002,188)	(10,137,958)
Total stockholders’ deficit	(558,691)	(733,261)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,585,825	$346,357

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
REVENUES
Total revenue	$557,981	$503,193	$1,157,812	$1,010,253

OPERATING COSTS AND EXPENSES
Cost of revenue	80,404	62,427	157,198	111,263
Selling, general and administrative expenses	458,668	418,122	948,201	968,479
Depreciation and amortization	4,100	4,095	8,280	8,484
Total operating costs and expenses	543,172	484,644	1,113,679	1,088,226

INCOME (LOSS) FROM OPERATIONS	14,809	18,549	44,133	(77,973)

OTHER INCOME	2,391	16,605	92,349	22,605
INTEREST EXPENSE	-	(166)	(277)	(496)
INCOME TAX EXPENSE	-	(7,334)	-	(12,000)

Net income (loss) from continuing operations	17,200	27,654	136,205	(67,864)
Gain from sale of discontinued asset	-	-	-	233,277
Net income (loss) from discontinued operations (NOTE 10)	44	(21,669)	(435)	(52,990)

NET INCOME	$17,244	$5,985	$135,770	$112,423
Preferred stock dividends	(3,362)	(3,363)	(6,724)	(10,087)
Net income available to common stockholders	$13,882	$2,622	$129,046	$102,336

Net income (loss) per share:
Continuing operations – basic and diluted	0.00	0.00	0.01	(0.01)
Discontinued operations – basic and diluted	0.00	(0.00)	(0.00)	0.02
Net income (loss) – basic and diluted	$0.00	$0.00	$0.01	$0.01

Weighted average common shares outstanding:
Basic	14,271,793	11,871,009	14,007,867	11,871,009
Diluted	16,876,730	14,753,128	16,594,615	11,871,009

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FullNet Communications, Inc. and Subsidiaries

Three Months Ended June 30, 2019

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at April 1, 2019	14,021,009	$140	987,102	$642,211	$8,797,535	$(10,019,432)	$(579,546)

Stock options compensation	-	-	-	-	2,055	-	2,055

Stock options exercised	38,666	-	-	-	116	-	116

Exercise of options by reducing deferred compensation payable	480,000	5	-	-	1,435	-	1,440

Amortization of increasing dividend rate preferred stock discount	-	-	-	3,362	(3,362)	-	-

Net income	-	-	-	-	-	17,244	17,244

Balance at June 30, 2019 – (unaudited)	14,539,675	$145	987,102	$645,573	$8,797,779	$(10,002,188)	$(558,691)

Six Months Ended June 30, 2019

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2019	13,621,009	$136	987,102	$638,849	$8,765,712	$(10,137,958)	$(733,261)

Stock options compensation	-	-	-	-	19,986	-	19,986

Stock options exercised	38,666	-	-	-	116	-	116

Exercise of options by reducing deferred compensation payable	480,000	5	-	-	1,435	-	1,440

Amortization of increasing dividend rate preferred stock discount	-	-	-	6,724	(6,724)	-	-

Warrants issued	-	-	-	-	15,358	-	15,358

Warrants exercised	400,000	4	-	-	1,896	-	1,900

Net income	-	-	-	-	-	135,770	135,770

Balance at June 30, 2019 – (unaudited)	14,539,675	$145	987,102	$645,573	$8,797,779	$(10,002,188)	$(558,691)

Three Months Ended June 30, 2018

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at April 1, 2018	11,871,009	$119	987,102	$625,399	$8,702,982	$(10,298,603)	$(970,103)

Stock options compensation	-	-	-	-	2,116	-	2,116

Amortization of increasing dividend rate preferred stock discount	-	-	-	3,363	(3,363)	-	-

Net income	-	-	-	-	-	5,985	5,985

Balance at June 30, 2018 – (unaudited)	11,871,009	$119	987,102	$628,762	$8,701,735	$(10,292,618)	$(962,002)

Six Months Ended June 30, 2018

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2018	11,871,009	$119	987,102	$618,675	$8,640,769	$(10,405,041)	$(1,145,478)

Stock options compensation	-	-	-	-	71,053	-	71,053

Amortization of increasing dividend rate preferred stock discount	-	-	-	10,087	(10,087)	-	-

Net income	-	-	-	-	-	112,423	112,423

Balance at June 30, 2018 – (unaudited)	11,871,009	$119	987,102	$628,762	$8,701,735	$(10,292,618)	$(962,002)

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$135,770	$112,423
(Income) loss from discontinued operations	435	(180,287)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,280	8,484
Noncash lease expense	73,267	-
Stock options and warrants expense	35,344	71,053
Provision for uncollectible accounts receivable	(1,847)	(7,147)
Net (increase) decrease in
Accounts receivable	6,834	15,454
Prepaid expenses and other current assets	(14,264)	(24,641)
Net increase (decrease) in
Accounts payable	894	(19,057)
Accounts payable – related party	(4,000)	(2,876)
Accrued and other liabilities	24,574	26,114
Deferred revenue	61,632	24,919
Operating lease obligation	(65,113)	-
Net cash provided by operating activities	261,806	24,439

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	-	(7,472)
Net cash used in investing activities	-	(7,472)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(27,888)	(2,637)
Exercise of warrants	1,900	-
Exercise of options	116	-
Net cash used in financing activities	(25,872)	(2,637)

DISCONTINUED OPERATIONS
Net cash used in operating activities	(1,398)	(26,246)
Net cash provided by investing activities	-	218,153
Net cash used in financing activities	-	(116,592)
Net cash provided by (used in) discontinued operations	(1,398)	75,315

NET INCREASE (DECREASE) IN CASH	234,536	89,645
Cash at beginning of period	245,462	29,399
Cash at end of period	$479,998	$119,044

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income tax	$-	$12,000
Cash paid for interest – continuing operations	277	964
Cash paid for interest – discontinued operations	-	51

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use assets and operating lease liabilities recognized	$1,077,123	$-
Amortization of increasing dividend rate preferred stock discount	6,724	10,087
Exercise of options by reducing deferred compensation payable	1,440	-

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which requires lessees to record assets and liabilities reflecting the leased assets and lease obligations, respectively, while following the dual model for recognition in statements of income requiring leases to be classified as either operating or finance.  Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases).  We adopted the new standard effective January 1, 2019, as allowed, using the modified retrospective approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods.  The only lease that we have is the real estate lease for our headquarters facility.  As of January 1, 2019, the adoption of the standard resulted in recognition of an operating right-of-use, or ROU, liability of approximately $1,077,123 and an operating ROU asset of $1,077,123.  These amounts are based on the present value of such commitments using the Company’s incremental borrowing rate.  The standard does not materially affect our results of operations, cash flows and liquidity.  See Note 9 for further information.

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

Schedule of Income (Loss) Per Share
	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income (loss):
Income (loss) from continuing operations	$17,200	$27,654	$136,205	$(67,864)
Income (loss) from discontinued operations – See Note 10	44	(21,669)	(435)	180,287
Net income (loss)	17,244	5,985	135,770	112,423
Preferred stock dividends	(3,362)	(3,363)	(6,724)	(10,087)
Net income (loss) available to common shareholders	$13,882	$2,622	$129,046	$102,336

Basic income (loss) per share:
Weighted average common shares outstanding used in income (loss) per share	14,271,793	11,871,009	14,007,867	11,871,009

Basic income (loss) per share:
Continuing operations	0.00	0.00	0.01	(0.01)
Discontinued operations – See Note 10	0.00	(0.00)	(0.00)	0.02
Basic income (loss) per share	0.00	0.00	0.01	0.01

Diluted income (loss) per share:
Shares used in diluted income (loss) per share	16,876,730	14,753,128	16,594,615	11,871,009

Diluted income (loss) per share:
Continuing operations	0.00	0.00	0.01	(0.01)
Discontinued operations – See Note 10	0.00	(0.00)	(0.00)	0.02
Diluted income (loss) per share	0.00	0.00	0.01	0.01

Computation of shares used in income (loss) per share:
Weighted average shares and share equivalents outstanding – basic	14,271,793	11,871,009	14,007,867	11,871,009
Effect of preferred stock	987,102	987,102	987,102	-
Effect of dilutive stock options	1,351,658	1,670,017	1,335,155	-
Effect of dilutive warrants	266,177	225,000	264,491	-
Weighted average shares and share equivalents outstanding – diluted	16,876,730	14,753,128	16,594,615	11,871,009

Schedule of Anti-dilutive Securities Excluded
	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Preferred stock	-	-	-	987,102
Stock options	-	2,043,000	-	4,117,834
Warrants	3,000	-	3,000	250,000
Convertible promissory notes	-	30,605	27,888	30,605
Total anti-dilutive securities excluded	3,000	2,073,605	30,888	5,385,541

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

The Company has historically experienced significant operating losses with cumulative losses from inception of approximately $10 million. These losses have resulted in a negative working capital position of approximately $695,000 at June 30, 2019, of which approximately $409,000 of the Company’s current liabilities is owed to its officers and directors, and approximately $504,403 of the Company’s current liabilities is deferred revenue.  The Company’s officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize the Company’s ability to continue as a going concern.  The deferred revenue represents advance payments for services from the Company’s customers which will be satisfied by its delivery of services in the normal course of business and will not require settlement in cash.

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

As a result of these initiatives, the Company generated positive cash flow from its operating activities of approximately $260,000 and $24,000, for the six months ending June 30, 2019 and 2018, respectively.  In addition, the Company was able to generate net income of approximately $136,000 and $112,000, for the six months ending June 30, 2019 and 2018, respectively.

Management expects that the success of these initiatives will provide the Company with sufficient liquidity for it to operate for the next 12 months.

As a result of the revenue enhancement initiatives, the cost saving initiatives, the excess asset sales and the successful exit from the CLEC business, the Company has been able to significantly improve its working capital position and alleviate any substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-15.  We believe that the actions discussed above mitigate the substantial doubt raised by our prior operating losses and satisfy our estimated liquidity needs 12 months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate additional liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. Additionally, a failure to generate additional liquidity could negatively impact our ability to effectively execute our business plan.

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

4.     STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the six months ended June 30, 2019:

Schedule of Employee Stock Option Activity
	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2018	2,370,834	$0.010	7.45

Options exercisable, December 31, 2018	1,126,167	$0.005	6.39	$ 34,623

Options issued during the period	480,000	$0.003

Options expired during the period	-	-

Options exercised during the period	518,666	$0.003

Options outstanding June 30, 2019	2,332,168	$0.010	6.93

Options exercisable June 30, 2019	1,584,832	$0.007	6.46	$ 49,227

During the six months ended June 30, 2019, 480,000 nonqualified employee stock options were granted with an exercise price of $0.003 per option.  The options were valued using Black-Scholes option pricing model on the respective date of issuance and the fair value of the shares was determined to be $15,875 of which $15,875 was recognized as stock-based compensation expense for the six months ended June 30, 2019.  These stock options vested immediately upon grant (February 19, 2019) and will expire one year from the date of the grant.  On May 17, 2019, certain employees, officers and directors of the Company and their family members exercised options to purchase 518,666 restricted shares of the Company’s common stock.  Proceeds from the exercise of the Options were $1,556, of which $1,440 was derived from the reduction of deferred compensation payable the Company owed to these officers and directors.  The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D thereunder without payment of any form of commissions or other remuneration.

Total stock-based compensation expense for the six months ended June 30, 2019 was $19,986, of which $15,876 was related to options issued during the six months ended June 30, 2019 and $4,110 was related to options issued in prior years.  Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the six   months ended June 30, 2019:

2019
Risk free interest rate	2.51%
Expected lives (in years)	1
Expected volatility	36%
Dividend yield	0%

5.     WARRANT ACTIVITY

The following table summarizes the Company’s warrant activity for the six months ended June 30, 2019:

Schedule of Warrant Activity
	Warrants	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Warrants outstanding December 31, 2018	250,000	$0.003	5.32

Warrants exercisable December 31, 2018	250,000	$0.003	4.32	$ 8,250

Warrants issued during the period	440,000	$0.005

Warrants exercised during the period	400,000	$0.005

Warrants outstanding June 30, 2019	290,000	$0.004	3.92

Warrants exercisable June 30, 2019	290,000	$0.004	3.92	$ 9,899

During the six months ended June 30, 2019, 300,000 and 140,000 common stock purchase warrants were granted with exercise prices of $0.003 and $0.01, respectively, per option.  The warrants were valued using Black-Scholes warrant pricing model on the respective date of issuance and the fair value of the shares was determined to be $15,358, which was recognized as expense for the six months ended June 30, 2019.  These warrants vested immediately upon grant (January 2, 2019) and will expire five years from the date of the grant.

On March 4, 2019, 300,000 warrants with an exercise price of $.003 per share, and 100,000 warrants with an exercise price of $.01 per share, were exercised for 400,000 restricted shares of common stock, par value $.0001 per share.  Proceeds from the exercise of the warrants were $1,900.

The Black-Scholes pricing model was used with the following weighted-average assumptions for warrants granted during the six   months ended June 30, 2019:

2019
Risk free interest rate	2.51%
Expected lives (in years)	5
Expected volatility	146%
Dividend yield	0%

6.     SERIES A CONVERTIBLE PREFERRED STOCK

On March 9, 2019 the Company’s board of directors determined that it was in the best interest of the Company and its stockholders to conserve the Company’s working capital at this time and not make the annual dividend payment for the year ending December 31, 2018, on its Series A Convertible Preferred Stock.  The Company has never made an annual dividend payment on its Series A convertible preferred stock.  As of June 30, 2019, the aggregate outstanding accumulated arrearages of cumulative dividend was $182,614 or if issued in common shares, 4,793,015 shares.

The amortization of the increasing dividend rate preferred stock discount for the six months ended June 30, 2019 was $6,724.

7.      PROPERTY AND EQUIPMENT

During the six months ended June 30, 2019, no purchases were made for property and equipment.  During the six months ended June 30, 2019, $3,864 was recorded as depreciation expense.

8.     INTANGIBLE ASSETS

During the six months ended June 30, 2019, $4,416 was recorded as amortization expense.

9.     LEASES

The Company elected the practical expedient under ASU 2018-11 “Leases: Targeted Improvements” which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date instead of at the earliest comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019 but without retrospective application. In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing lease upon adoption. No impact was recorded to the income statement or beginning retained earnings for Topic 842.

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

We used our incremental borrowing rate (8.5%), based on the information available at the date of adoption in determining the present value of the lease payments and a lease expiration date of December 31, 2024.  At June 30, 2019, the remaining future cash payments under our lease total approximately $1,317,647.

For the six months ending June 30, 2019, we amortized $73,267 and $65,113, of our operating right-of-use, or ROU, asset and liability, respectively.  At June 30, 2019, an operating ROU asset and liability of approximately $1,003,856 and $1,012,010, respectively, are included on our condensed consolidated balance sheet.

For the six months ended June 30, 2019, our fixed operating lease cost was $119,045, which is included within operating costs and expenses in our condensed consolidated statement of operations.

For the six months ended June 30, 2019, cash paid for amounts included in the measurement of our lease liability included within our cash flows from operating activities was $110,891.

Future minimum lease payments under non-cancellable operating lease as of June 30, 2019, were as follows:

Year ending December 31,
2019 (excluding the six months ended June 30, 2019)	$110,891
2020	228,305
2021	234,828
2022	241,351
2023	247,874
Thereafter	254,398
Total future minimum lease payments	1,317,647
Less imputed interest	(305,637)
Total liability	$1,012,010

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

Consideration:
Cash	$246,500
Assumption of deferred revenue	8,366
Waived service obligation for February 2018	10,006
Total consideration	$264,872

Total assets sold:
Customer contracts	$-
Fiber innerduct	3,248
Fiber strands	-
Customer CPE	-
Total assets	3,248
Transactional costs	28,347
Total basis	$31,595
Net gain	$233,277

Assets and Liabilities of Discontinued Operations

	June 30, 2019	December 31, 2018
Carrying amounts of assets included in discontinued operations
Cash	$854	$775
Total Assets of Discontinued Operations	$854	$775

Carrying amounts of liabilities included in discontinued operations
Accounts payable	$43,270	$42,905
Accrued and other liabilities	8,209	9,458
Total Liabilities of Discontinued Operations	$51,479	$52,363

Operating Results of Discontinued Operations

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues included in discontinued operations
Total colocation and other revenues	$-	$-	$-	$28,091

Operating costs and expenses included in discontinued operations
Cost of services	$-	$18,660	$-	$72,546
Selling, general and administrative expenses	479	691	958	3,848
Depreciation and amortization	-	2,318	-	4,636
Interest expense	-	-	-	51
Total operating costs and expenses discontinued operations	$479	$21,669	$958	$81,081

Other Income included in discontinued operations
Gain on sale of assets	-	-	-	233,277
Other income from applied customer deposits	523	-	523	-
Net Income (Loss) from Discontinued Operations	$44	$(21,669)	$(435)	$180,287
Net Income (Loss) per share from discontinued operations basic and diluted	$0.00	$(0.00)	$(0.00)	$0.02

Cash Flows from Discontinued Operations

	June 30, 2019	June 30, 2018
Net cash used in operating activities	$ (1,398)	$(26,246)
Net cash provided by investing activities	-	218,153
Net cash used in financing activities	-	(116,592)
Net cash provided by (used in) discontinued operations	$ (1,398)	$75,315

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

Results of Operations

The following table, which includes both continuing and discontinued operations (see Note 10 – Discontinued Operations of the financial statement appearing elsewhere in this Report), sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Total revenue	557,981	100.0	$503,193	100.0	1,157,812	100.0	$1,010,253	100.0

Cost of revenue	80,404	14.4	62,427	12.4	157,198	13.6	111,263	11.0
Selling, general and administrative expenses	458,668	82.2	418,122	83.1	948,201	81.9	968,479	95.9
Depreciation and amortization	4,100	0.7	4,095	0.8	8,280	0.7	8,484	0.8
Total operating costs and expenses	543,172	97.3	484,644	96.3	1,113,679	96.2	1,088,226	107.7

Income (loss) from operations	14,809	2.7	18,549	3.7	44,133	3.8	(77,973)	(7.7)
Other income	2,391	0.4	16,605	3.3	92,349	7.9	22,605	2.2
Interest expense	-	-	(166)	(0.1)	(277)	(0.0)	(496)	(0.1)
Income tax expense	-	-	(7,334)	(1.4)	-	-	(12,000)	(1.1)
Net income (loss) from continuing operations	17,200	3.1	27,654	5.5	136,205	11.7	(67,864)	(6.7)
Gain from sale of discontinued asset	-	-	-	-	-	-	233,277	23.0
Net income (loss) from discontinued operations	44	0.0	(21,669)	(4.3)	(435)	(0.0)	(52,990)	(5.2)
Net income (loss)	17,244	3.1	5,985	1.2	135,770	11.7	112,423	11.1

Preferred stock dividends	(3,362)	(0.6)	(3,363)	(0.7)	(6,724)	(0.6)	(10,087)	(1.0)

Net income available to common stockholders	13,882	2.5	$2,622	0.5	129,046	11.1	$102,336	10.1

Three Months Ended June 30, 2019 (the “2019 2nd Quarter”) Compared to Three Months Ended June 30, 2018 (the “2018 2nd Quarter”)

Revenues

Total revenue increased $54,788 or 10.9% to $557,981 for the 2019 2nd Quarter from $503,193 for the same period in 2018. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

In the 2019 2nd Quarter, we had interest income of $2,391.  In the 2018 2nd Quarter, we had other income of $16,605 from the refund of overpayment of 2012 property taxes.

Operating Costs and Expenses

Cost of revenue increased $17,977 or 28.8% to $80,404 for the 2019 2nd Quarter from $62,427 for the same period in 2018.  This increase was primarily related to servicing new customers added through growth of business. Cost of revenue as a percentage of total revenue increased to 14.4% during the 2019 2nd Quarter, compared to 12.4% during the same period in 2018, as a result of increased utilization of higher cost components of our service offerings combined with price increases from our vendors.

Selling, general and administrative expenses increased $40,546 or 9.7% to $458,668 for the 2019 2nd Quarter compared to $418,122 for the same period in 2018.  This increase was primarily related to increases in advertising costs and employee costs of $20,994 and $18,192, respectively.  Selling, general and administrative expenses as a percentage of total revenues decreased to 82.2% during the 2019 2nd Quarter from 83.1% during the same period in 2018.

Depreciation and amortization expense remained relatively the same at $4,100 for the 2019 2nd Quarter compared to $4,095 for the same period in 2018.

  Interest Expense

Interest expense decreased $166 or 100% to $0 for the 2019 2nd Quarter compared to $166 for the same period in 2018.  This decrease was primarily related to the payoff of the related-party notes payable made during the 1st Quarter of 2019 and 2018.

Net Income

For the 2019 2nd Quarter, we realized net income of $17,244 compared to net income of $5,985 for the same period in 2018.  The increase was due primarily to the net loss from discontinued operations of $21,669 in the second quarter of 2018, that was not present in the second quarter of 2019.

Six Months Ended June 30, 2019 (the “2019 Period”) Compared to Six Months Ended June 30, 2018 (the “2018 Period”)

Revenues

Total revenue increased $147,559 or 14.6% to $1,157,812 for the 2019 Period from $1,010,253 for the 2018 Period.  This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

In the 2019 Period, we had other income of $92,349 made up of $3,906 of interest income, $81,920 from the sale of a block of excess IPv4 numbers, and $6,523 from the recalculation of the long-term lease asset.

Operating Costs and Expenses

Cost of revenue increased $45,935 or 41.3% to $157,198 for the 2019 Period from $111,263 for the 2018 Period.  This increase was primarily related to increases in costs of servicing new customers added through growth of business.  Cost of revenue as a percentage of revenue increased to 13.6% during the 2019 Period compared to 11.0% during the 2018 Period.

Selling, general and administrative expenses decreased $20,278 or 2.1% to $948,201 for the 2019 Period compared to $968,479 for the 2018 Period.  This decrease is primarily related to decreases in employee costs and travel and entertainment expenses of $86,355 and $4,327, respectively.  These decreases were offset by increases in advertising, professional services, rent and supplies of $39,291, $25,258, $4,814, and $1,345, respectively.  Selling, general and administrative expenses as a percentage of total revenue increased to 81.9% during the 2019 Period from 95.9% during the 2018 Period.

Depreciation and amortization expense remained relatively the same at $8,280 for the 2019 Period compared to $8,484 for the 2018 Period.

Interest Expense

Interest expense decreased to $277 for the 2019 Period compared to $496 for the 2018 Period.

Net Income

For the 2019 Period, we realized net income of $135,770 compared to net income of $112,423 for the 2018 Period.  The increase was due primarily to income from operations of $44,133 and other income of $92,349 in the 2019 Period compared to a net loss from operations of ($77,973), a net loss from discontinued operations of ($52,990), offset by a $233,277 gain from discontinued operations in the 2018 Period.

Liquidity and Capital Resources

As of June 30, 2019, we had $479,998 in cash and $45,151 in current assets and $1,220,050 in current liabilities.  Current liabilities consist primarily of $557,302 in accrued and other liabilities, of which $409,112 is owed to our officers and directors, and $504,403 in deferred revenue.  Our officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern.  The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

At June 30, 2019 and December 31, 2018, we had working capital deficits of $694,901 and $725,234, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of June 30, 2019, $15,979 of the $19,322 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the six-month periods ended June 30, 2019 and 2018 consist of the following:

	For the Six-Month Period Ended June 30,
	2019	2018
Net cash flows provided by operating activities	$261,806	$24,439
Net cash flows used in investing activities	-	(7,472)
Net cash flows used in financing activities	(25,872)	(2,637)

No property or equipment were purchased in the six months ended June 30, 2019, and cash used for the purchase of property and equipment was $7,472 for the six months ended June 30, 2018.

No intangible assets were purchased in the six months ended June 30, 2019 and 2018.

Cash used for the payoff of the note payable in the six months ended June 30, 2019 was $27,888, and principal payments on notes payable were $2,637 for the six months ended June 30, 2018.

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

On March 9, 2019, our board of directors made the determination that it was in the best interest of the Company and its stockholders to conserve our working capital at this time and not make the annual dividend payment for the year ending December 31, 2018.  We have never made an annual dividend payment on our Series A convertible preferred stock.

Financing Activities

We had a secured convertible promissory note from a shareholder which required monthly installments of $600, including principal and interest.  This note was secured by certain equipment.  The outstanding balance of $26,964 was paid in full on February 26, 2019.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of June 30, 2019 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the following material weakness:

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

On May 17, 2019, we agreed to sell 518,666 restricted shares of its common stock, par value $0.00001 per share pursuant to the exercise of previously issued and outstanding common stock purchase options (the “Options”) held by various employees, our officers and directors and their family members.  Proceeds from the exercise of the Options were $1,556.  The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended without payment of any form of commissions or other remuneration.

Immediately following the exercise of the Options, we had 14,539,675 shares of common stock issued and outstanding, and 290,000 Warrants remaining outstanding, 250,000 with an exercise price of $.003 per share and 40,000 with an exercise price of $.01 per share.

Item 5.     Other Information

During the six months ended June 30, 2019, all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: August 14, 2019	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer