Form 10-Q
period 2019-09-30
FULLNET COMMUNICATIONS INC
filed 2019-11-14
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, 14,539,675 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	DECEMBER 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$577,350	$245,462
Accounts receivable, net	373	5,026
Prepaid expenses and other current assets	41,376	30,848

Total current assets	619,099	281,336

PROPERTY AND EQUIPMENT, net	50,162	51,267

OTHER ASSETS AND INTANGIBLE ASSETS	6,354	12,979

RIGHT OF USE LEASED ASSET	967,222	-

ASSETS OF DISCONTINUED OPERATIONS, net	854	775

TOTAL ASSETS	$1,643,691	$346,357

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$10,296	$18,428
Accounts payable, related party	10,730	4,000
Accrued and other liabilities	551,258	534,168
Convertible notes payable, related party - current portion	-	7,203
Operating lease liability – current portion	143,421	-
Deferred revenue	517,534	442,771

Total current liabilities	1,233,239	1,006,570

CONVERTIBLE NOTES PAYABLE, related party - less current portion	-	20,685
OPERATING LEASE LIABILITY – less current portion	836,032	-
LIABILITIES OF DISCONTINUED OPERATIONS (NOTE 10)	51,820	52,363
Total liabilities	2,121,091	1,079,618

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 987,102 shares in 2019 and 2018	648,936	638,849
Common stock - $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 14,539,675 and 13,621,009 shares in 2019 and 2018, respectively	145	136
Additional paid-in capital	8,796,398	8,765,712
Accumulated deficit	(9,922,879)	(10,137,958)
Total stockholders’ deficit	(477,400)	(733,261)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,643,691	$346,357

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
REVENUES
Total revenue	$618,444	$514,483	$1,776,256	$1,524,736

OPERATING COSTS AND EXPENSES
Cost of revenue	81,707	66,867	238,905	178,130
Selling, general and administrative expenses	465,145	416,052	1,413,346	1,384,531
Depreciation and amortization	4,082	4,192	12,362	12,676
Total operating costs and expenses	550,934	487,111	1,664,613	1,575,337

INCOME (LOSS) FROM OPERATIONS	67,510	27,372	111,643	(50,601)

OTHER INCOME	12,134	79,646	104,483	102,251
INTEREST EXPENSE	-	(108)	(277)	(604)
INCOME TAX EXPENSE	-	(6,000)	-	(18,000)

Net income (loss) from continuing operations	79,644	100,910	215,849	33,046
Gain from sale of discontinued asset	-	-	-	233,277
Net income (loss) from discontinued operations (NOTE 10)	(335)	(13,825)	(770)	(66,815)

NET INCOME	$79,309	$87,085	$215,079	$199,508
Preferred stock dividends	(3,363)	(5,044)	(10,087)	(15,131)
Net income available to common stockholders	$75,946	$82,041	$204,992	$184,377

Net income (loss) per share:
Continuing operations – basic	0.01	0.01	0.02	0.00
Continuing operations – diluted	0.00	0.01	0.01	0.00
Discontinued operations – basic and diluted	(0.00)	(0.00)	(0.00)	0.01
Net income (loss) – basic	$0.01	$0.01	$0.01	$0.02
Net income (loss) – diluted	$0.00	$0.01	$0.01	$0.01

Weighted average common shares outstanding:
Basic	14,539,675	11,909,052	14,187,084	11,883,830
Diluted	17,179,013	14,851,830	16,844,572	14,815,054

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FullNet Communications, Inc. and Subsidiaries

Three Months Ended September 30, 2019

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at July 1, 2019	14,539,675	$145	987,102	$645,573	$8,797,779	$(10,002,188)	$(558,691)

Stock options compensation	-	-	-	-	1,982	-	1,982

Amortization of increasing dividend rate preferred stock discount	-	-	-	3,363	(3,363)	-	-

Net income	-	-	-	-	-	79,309	79,309

Balance at September 30, 2019 – (unaudited)	14,539,675	$145	987,102	$648,936	$8,796,398	$(9,922,879)	$(477,400)

Nine Months Ended September 30, 2019

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2019	13,621,009	$136	987,102	$638,849	$8,765,712	$(10,137,958)	$(733,261)

Stock options compensation	-	-	-	-	21,968	-	21,968

Stock options exercised	38,666	-	-	-	116	-	116

Exercise of options by reducing deferred compensation payable	480,000	5	-	-	1,435	-	1,440

Amortization of increasing dividend rate preferred stock discount	-	-	-	10,087	(10,087)	-	-

Warrants issued	-	-	-	-	15,358	-	15,358

Warrants exercised	400,000	4	-	-	1,896	-	1,900

Net income	-	-	-	-	-	215,079	215,079

Balance at September 30, 2019 – (unaudited)	14,539,675	$145	987,102	$648,936	$8,796,398	$(9,922,879)	$(477,400)

Three Months Ended September 30, 2018

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at July 1, 2018	11,871,009	$119	987,102	$628,762	$8,701,735	$(10,292,618)	$(962,002)

Stock options compensation	-	-	-	-	2,023	-	2,023

Amortization of increasing dividend rate preferred stock discount	-	-	-	5,044	(5,044)	-	-

Exercise of options by reducing deferred compensation payable	1,750,000	17	-	-	69,983	-	70,000

Net income	-	-	-	-	-	87,085	87,085

Balance at September 30, 2018 – (unaudited)	13,621,009	$136	987,102	$633,806	$8,768,697	$(10,205,533)	$(802,894)

Nine Months Ended September 30, 2018

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2018	11,871,009	$119	987,102	$618,675	$8,640,769	$(10,405,041)	$(1,145,478)

Stock options compensation	-	-	-	-	73,076	-	73,076

Amortization of increasing dividend rate preferred stock discount	-	-	-	15,131	(15,131)	-	-

Exercise of options by reducing deferred compensation payable	1,750,000	17	-	-	69,983	-	70,000

Net income	-	-	-	-	-	199,508	199,508

Balance at September 30, 2018 – (unaudited)	13,621,009	$136	987,102	$633,806	$8,768,697	$(10,205,533)	$(802,894)

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$215,079	$199,508
(Income) loss from discontinued operations	770	(166,462)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	12,362	12,676
Noncash lease expense	109,901	-
Stock options and warrants expense	37,326	73,076
Provision for uncollectible accounts receivable	(1,698)	(5,796)
Net (increase) decrease in
Accounts receivable	6,351	6,067
Prepaid expenses and other current assets	(10,528)	(37,759)
Net increase (decrease) in
Accounts payable	(8,132)	(14,420)
Accounts payable – related party	2,098	(4,286)
Accrued and other liabilities	18,530	12,148
Deferred revenue	74,763	19,030
Operating lease obligation	(97,670)	-
Net cash provided by operating activities	359,152	93,782

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	-	(7,472)
Net cash used in investing activities	-	(7,472)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(27,888)	(3,986)
Exercise of warrants	1,900	-
Exercise of options	116	-
Net cash used in financing activities	(25,872)	(3,986)

DISCONTINUED OPERATIONS
Net cash used in operating activities	(1,392)	(36,846)
Net cash provided by investing activities	-	218,153
Net cash used in financing activities	-	(116,592)
Net cash provided by (used in) discontinued operations	(1,392)	64,715

NET INCREASE (DECREASE) IN CASH	331,888	147,039
Cash at beginning of period	245,462	29,399
Cash at end of period	$577,350	$176,438

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income tax	$-	$18,000
Cash paid for interest – continuing operations	277	1,417
Cash paid for interest – discontinued operations	-	51

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use assets and operating lease liabilities recognized	$1,077,123	$-
Amortization of increasing dividend rate preferred stock discount	10,087	15,131
Exercise of options by reducing deferred compensation payable	1,440	70,000
Purchase of fixed assets through Accounts payable related party	4,632	-

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

Schedule of Income (Loss) Per Share
	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income (loss):
Income (loss) from continuing operations	$79,644	$100,910	$215,849	$33,046
Income (loss) from discontinued operations – See Note 10	(335)	(13,825)	(770)	166,462
Net income (loss)	79,309	87,085	215,079	199,508
Preferred stock dividends	(3,363)	(5,044)	(10,087)	(15,131)
Net income (loss) available to common shareholders	$75,946	$82,041	$204,992	$184,377

Basic income (loss) per share:
Weighted average common shares outstanding used in income (loss) per share	14,539,675	11,909,052	14,187,084	11,883,830

Basic income (loss) per share:
Continuing operations	0.01	0.01	0.02	0.00
Discontinued operations – See Note 10	(0.00)	(0.00)	(0.00)	0.01
Basic income (loss) per share	0.01	0.01	0.01	0.02

Diluted income (loss) per share:
Shares used in diluted income (loss) per share	17,179,013	14,851,830	16,844,572	14,815,054

Diluted income (loss) per share:
Continuing operations	0.00	0.01	0.01	0.00
Discontinued operations – See Note 10	(0.00)	(0.00)	(0.00)	0.01
Diluted income (loss) per share	0.00	0.01	0.01	0.01

Computation of shares used in income (loss) per share:
Weighted average shares and share equivalents outstanding – basic	14,539,675	11,909,052	14,187,084	11,883,830
Effect of preferred stock	987,102	987,102	987,102	987,102
Effect of dilutive stock options	1,386,367	1,727,251	1,377,521	1,716,322
Effect of dilutive warrants	265,869	228,425	264,977	227,800
Convertible promissory notes	-	-	27,888	-
Weighted average shares and share equivalents outstanding – diluted	17,179,013	14,851,830	16,844,572	14,815,054

Schedule of Anti-dilutive Securities Excluded
	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Preferred stock	-	-	-	-
Stock options	-	266,000	-	266,000
Warrants	-	-	-	-
Convertible promissory notes	-	29,256	-	29,256
Total anti-dilutive securities excluded	-	295,256	-	295,256

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

The Company has historically experienced significant operating losses with cumulative losses from inception of approximately $10 million. These losses have resulted in a negative working capital position of approximately $614,000 at September 30, 2019, of which approximately $399,000 of the Company’s current liabilities is owed to its officers and directors, and approximately $517,000 of the Company’s current liabilities is deferred revenue.  The Company’s officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize the Company’s ability to continue as a going concern.  The deferred revenue represents advance payments for services from the Company’s customers which will be satisfied by its delivery of services in the normal course of business and will not require settlement in cash.

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

As a result of these initiatives, the Company generated positive cash flow from its operating activities of approximately $363,000 and $93,000, for the nine months ending September 30, 2019 and 2018, respectively.  In addition, the Company was able to generate net income of approximately $215,000 and $199,000, for the nine months ending September 30, 2019 and 2018, respectively.

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

3.     RELATED PARTY TRANSACTIONS

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

At September 30, 2019, the Company had related party accounts payable of $10,730, which were comprised of employee reimbursements for out-of-pocket expenses paid on behalf of the Company.  These reimbursements were subsequently paid in the following month.

4.     STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the nine months ended September 30, 2019:

Schedule of Employee Stock Option Activity
	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2018	2,370,834	$0.010	7.45

Options exercisable, December 31, 2018	1,126,167	$0.005	6.39	$ 34,623

Options issued during the period	483,000	$0.003

Options expired during the period	-	-

Options exercised during the period	518,666	$0.003

Options outstanding September 30, 2019	2,335,168	$0.010	6.68

Options exercisable September 30, 2019	1,625,832	$0.007	6.25	$ 53,621

During the nine months ended September 30, 2019, 480,000 and 3,000 nonqualified employee stock options were granted with exercise prices of $0.003 per option and $0.04 per option, respectively.  The options were valued using Black-Scholes option pricing model on the respective date of issuance and the fair value of the shares was determined to be $15,989 of which $15,876 was recognized as stock-based compensation expense for the nine months ended September 30, 2019.  Of these stock options, 480,000 vested immediately upon grant (February 19, 2019) and will expire one year from the date of the grant.  On May 17, 2019, certain employees, officers and directors of the Company and their family members exercised options to purchase 518,666 restricted shares of the Company’s common stock.  Proceeds from the exercise of the Options were $1,556, of which $1,440 was derived from the reduction of deferred compensation payable the Company owed to these officers and directors.  The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, without payment of any form of commissions or other remuneration.

Total stock-based compensation expense for the nine months ended September 30, 2019 was $21,968, of which $15,876 was related to options issued during the nine months ended September 30, 2019 and $6,092 was related to options issued in prior years.  Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the nine   months ended September 30, 2019:

2019
Risk free interest rate	1.55% - 2.51%
Expected lives (in years)	1 - 5
Expected volatility	36% - 170%
Dividend yield	0%

5.     WARRANT ACTIVITY

The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2019:

Schedule of Warrant Activity
	Warrants	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Warrants outstanding December 31, 2018	250,000	$0.003	5.32

Warrants exercisable December 31, 2018	250,000	$0.003	4.32	$ 8,250

Warrants issued during the period	440,000	$0.005

Warrants exercised during the period	400,000	$0.005

Warrants outstanding September 30, 2019	290,000	$0.004	3.67

Warrants exercisable September 30, 2019	290,000	$0.004	3.67	$ 10,450

During the nine months ended September 30, 2019, 300,000 and 140,000 common stock purchase warrants were granted with exercise prices of $0.003 and $0.01, respectively, per option.  The warrants were valued using Black-Scholes warrant pricing model on the respective date of issuance and the fair value of the shares was determined to be $15,358, which was recognized as expense for the nine months ended September 30, 2019.  These warrants vested immediately upon grant (January 2, 2019) and will expire five years from the date of the grant.

On March 4, 2019, 300,000 warrants with an exercise price of $.003 per share, and 100,000 warrants with an exercise price of $.01 per share, were exercised for 400,000 restricted shares of common stock, par value $.0001 per share.  Proceeds from the exercise of the warrants were $1,900.

The Black-Scholes pricing model was used with the following weighted-average assumptions for warrants granted during the nine   months ended September 30, 2019:

2019
Risk free interest rate	2.51%
Expected lives (in years)	5
Expected volatility	146%
Dividend yield	0%

6.     SERIES A CONVERTIBLE PREFERRED STOCK

On March 9, 2019 the Company’s board of directors determined that it was in the best interest of the Company and its stockholders to conserve the Company’s working capital at this time and not make the annual dividend payment for the year ending December 31, 2018, on its Series A Convertible Preferred Stock.  The Company has never made an annual dividend payment on its Series A convertible preferred stock.  As of September 30, 2019, the aggregate outstanding accumulated arrearages of cumulative dividend was $195,720 or if issued in common shares, 4,893,010 shares.

The amortization of the increasing dividend rate preferred stock discount for the nine months ended September 30, 2019 was $10,087.

7.      PROPERTY AND EQUIPMENT

During the nine months ended September 30, 2019, no purchases were made for property and equipment.  During the nine months ended September 30, 2019, $5,737 was recorded as depreciation expense.

8.     INTANGIBLE ASSETS

During the nine months ended September 30, 2019, $6,625 was recorded as amortization expense.

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

We used our incremental borrowing rate (8.5%), based on the information available at the date of adoption in determining the present value of the lease payments and a lease expiration date of December 31, 2024.  At September 30, 2019, the remaining future cash payments under our lease total approximately $979,453.

For the nine months ending September 30, 2019, we amortized $109,901 and $97,670, of our operating right-of-use, or ROU, asset and liability, respectively.  At September 30, 2019, an operating ROU asset and liability of approximately $967,222 and $979,453, respectively, are included on our condensed consolidated balance sheet.

For the nine months ended September 30, 2019, our fixed operating lease cost was $178,567, which is included within operating costs and expenses in our condensed consolidated statement of operations.

For the nine months ended September 30, 2019, cash paid for amounts included in the measurement of our lease liability included within our cash flows from operating activities was $166,336.

Future minimum lease payments under non-cancellable operating lease as of September 30, 2019, were as follows:

Year ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$55,445
2020	228,305
2021	234,828
2022	241,351
2023	247,874
Thereafter	254,398
Total future minimum lease payments	1,262,201
Less imputed interest	(282,748)
Total liability	$979,453

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

Consideration:
Cash	$246,500
Assumption of deferred revenue	8,366
Waived service obligation for February 2018	10,006
Total consideration	$264,872

Total assets sold:
Customer contracts	$-
Fiber innerduct	3,248
Fiber strands	-
Customer CPE	-
Total assets	3,248
Transactional costs	28,347
Total basis	$31,595
Net gain	$233,277

Assets and Liabilities of Discontinued Operations

	September 30, 2019	December 31, 2018
Carrying amounts of assets included in discontinued operations
Cash	$854	$775
Total Assets of Discontinued Operations	$854	$775

Carrying amounts of liabilities included in discontinued operations
Accounts payable	$43,611	$42,905
Accrued and other liabilities	8,209	9,458
Total Liabilities of Discontinued Operations	$51,820	$52,363

Operating Results of Discontinued Operations

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues included in discontinued operations
Total colocation and other revenues	$-	$-	$-	$28,091

Operating costs and expenses included in discontinued operations
Cost of services	$-	$10,128	$-	$82,674
Selling, general and administrative expenses	335	1,379	1,293	5,226
Depreciation and amortization	-	2,318	-	6,955
Interest expense	-	-	-	51
Total operating costs and expenses discontinued operations	$335	$13,825	$1,293	$94,906

Other Income included in discontinued operations
Gain on sale of assets	-	-	-	233,277
Other income from applied customer deposits	-	-	523	-
Net Income (Loss) from Discontinued Operations	$(335)	$(13,825)	$(770)	$166,462
Net Income (Loss) per share from discontinued operations basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.01

Cash Flows from Discontinued Operations

	September 30, 2019	September 30, 2018
Net cash used in operating activities	$ (1,392)	$(36,846)
Net cash provided by investing activities	-	218,153
Net cash used in financing activities	-	(116,592)
Net cash provided by (used in) discontinued operations	$ (1,392)	$64,715

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

Overview

We are an advanced voice and data solutions provider.  Through our subsidiaries, we provide high quality, reliable and scalable Internet access, web hosting, equipment colocation, customized live help desk outsourcing services, group text and voice message delivery services, as well as advanced voice and data solutions.

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

Company History

We were founded in 1995 as CEN-COM of Oklahoma, Inc., an Oklahoma corporation, to bring dial-up Internet access and education to rural locations in Oklahoma that did not have dial-up Internet access. We changed our name to FullNet Communications, Inc. in December 1995. Today we are an advanced voice and data solutions provider.

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

Results of Operations

The following table, which includes both continuing and discontinued operations (see Note 10 – Discontinued Operations of the financial statement appearing elsewhere in this Report), sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Total revenue	618,444	100.0	$514,483	100.0	1,776,256	100.0	$1,524,736	100.0

Cost of revenue	81,707	13.2	66,867	13.0	238,905	13.4	178,130	11.7
Selling, general and administrative expenses	465,145	75.2	416,052	80.9	1,413,346	79.6	1,384,531	90.8
Depreciation and amortization	4,082	0.7	4,192	0.8	12,362	0.7	12,676	0.8
Total operating costs and expenses	550,934	89.1	487,111	94.7	1,664,613	93.7	1,575,337	103.3

Income (loss) from operations	67,510	10.9	27,372	5.3	111,643	6.3	(50,601)	(3.3)
Other income	12,134	2.0	79,646	15.5	104,483	5.9	102,251	6.7
Interest expense	-	-	(108)	(0.02)	(277)	(0.0)	(604)	(0.04)
Income tax expense	-	-	(6,000)	(1.2)	-	-	(18,000)	(1.2)
Net income (loss) from continuing operations	79,644	12.9	100,910	19.6	215,849	12.2	33,046	2.2
Gain from sale of discontinued asset	-	-	-	-	-	-	233,277	15.3
Net income (loss) from discontinued operations	(335)	(0.1)	(13,825)	(2.7)	(770)	(0.1)	(66,815)	(4.4)
Net income (loss)	79,309	12.8	87,085	16.9	215,079	12.1	199,508	31.1

Preferred stock dividends	(3,363)	(0.5)	(5,044)	(1.0)	(10,087)	(0.6)	(15,131)	(1.0)

Net income available to common stockholders	75,946	12.3	$82,041	15.9	204,992	11.5	$184,377	12.1

Three Months Ended September 30, 2019 (the “2019 3rd Quarter”) Compared to Three Months Ended September 30, 2018 (the “2018 3rd Quarter”)

Revenues

Total revenue increased $103,961 or 20.2% to $618,444 for the 2019 3rd Quarter from $514,483 for the same period in 2018. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

In the 2019 3rd Quarter, we had interest income of $2,286 and other income of $9,848, from the write-off of contingent liabilities.  In the 2018 3rd Quarter, we had other income of $79,646, which included $64,492 from the sale of a block of excess IPv4 numbers, and $15,155 from the refund of the overpayment of certain property taxes.

Operating Costs and Expenses

Cost of revenue increased $14,840 or 22.2% to $81,707 for the 2019 3rd Quarter from $66,867 for the same period in 2018.  This increase was primarily related to servicing new customers added through growth of business. Cost of revenue as a percentage of total revenue increased to 13.2% during the 2019 3rd Quarter, compared to 13.0% during the same period in 2018, as a result of increased utilization of higher cost components of our service offerings combined with price increases from our vendors.

Selling, general and administrative expenses increased $49,093 or 11.8% to $465,145 for the 2019 3rd Quarter compared to $416,052 for the same period in 2018.  This increase was primarily related to increases in employee costs and advertising costs of $29,495 and $19,805, respectively.  Selling, general and administrative expenses as a percentage of total revenues decreased to

75.2% during the 2019 3rd Quarter from 80.9% during the same period in 2018.

Depreciation and amortization expense remained relatively the same at $4,082 for the 2019 3rd Quarter compared to $4,192 for the same period in 2018.

  Interest Expense

Interest expense decreased $108 or 100% to $0 for the 2019 3rd Quarter compared to $108 for the same period in 2018.  This decrease was primarily related to the payoff of the related-party notes payable made during the 1st Quarter of 2019 and 2018.

Net Income

For the 2019 3rd Quarter, we realized net income of $79,309 compared to net income of $87,085 for the same period in 2018.  The decrease was due primarily to a decrease in other income of $67,512, which was offset primarily by an increase in income from operations of $40,138, and a reduction in the net loss from discontinued operations of $13,490.

Nine Months Ended September 30, 2019 (the “2019 Period”) Compared to Nine Months Ended September 30, 2018 (the “2018 Period”)

Revenues

Total revenue increased $251,520 or 16.5% to $1,776,256 for the 2019 Period from $1,524,736 for the 2018 Period.  This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

In the 2019 Period, we had other income of $104,483, which included $6,191 of interest income, $9,849 from the write-off of certain contingent liabilities, $81,920 from the sale of a block of excess IPv4 numbers, and $6,523 from the recalculation of the long-term lease asset.  In the 2018 Period, we had other income of $102,251, which included $6,000 from the sale of certain assets, $64,492 from the sale of a block of excess IPv4 numbers, and $31,759 from the refund of the overpayment of certain property taxes.

Operating Costs and Expenses

Cost of revenue increased $60,775 or 34.1% to $238,905 for the 2019 Period from $178,130 for the 2018 Period.  This increase was primarily related to increases in costs of servicing new customers added through growth of business.  Cost of revenue as a percentage of revenue increased to 13.4% during the 2019 Period compared to 11.7% during the 2018 Period.

Selling, general and administrative expenses increased $28,823 or 2.1% to $1,413,354 for the 2019 Period compared to $1,384,531 for the 2018 Period.  This increase is primarily related to increases in advertising costs and professional services costs of $59,096 and $25,850, respectively.  These increases were offset by a decrease in employee costs of $56,860.  Selling, general and administrative expenses as a percentage of total revenue decreased to 79.6% during the 2019 Period from 90.8% during the 2018 Period.

Depreciation and amortization expense remained relatively the same at $12,362 for the 2019 Period compared to $12,676 for the 2018 Period.

Interest Expense

Interest expense decreased to $277 for the 2019 Period compared to $604 for the 2018 Period.

Net Income

For the 2019 Period, we realized net income of $215,079 compared to net income of $199,508 for the 2018 Period.  The increase was due primarily to an increase in income from operations of $162,244.  In the 2018 Period, net income was largely composed of a $233,277 one-time gain from the sale of discontinued asset, which was partially offset by a net loss from discontinued operations of $66,045.

Liquidity and Capital Resources

As of September 30, 2019, we had $577,350 in cash and $41,749 in other current assets and $1,233,239 in current liabilities.  Current liabilities consist primarily of $551,258 in accrued and other liabilities, of which $399,091 is owed to our officers and directors, and $517,534 in deferred revenue.  Our officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern.  The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

At September 30, 2019 and December 31, 2018, we had working capital deficits of $614,140 and $725,234, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of September 30, 2019, $7,732 of the $10,296 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the nine-month periods ended September 30, 2019 and 2018 consist of the following:

	For the Nine-Month Period Ended September 30,
	2019	2018
Net cash flows provided by operating activities	$359,152	$93,782
Net cash flows used in investing activities	-	(7,472)
Net cash flows used in financing activities	(25,872)	(3,986)

No property or equipment were purchased in the nine months ended September 30, 2019, and cash used for the purchase of property and equipment was $7,472 for the nine months ended September 30, 2018.

No intangible assets were purchased in the nine months ended September 30, 2019 and 2018.

Cash used for the payoff of the note payable in the nine months ended September 30, 2019 was $27,888, and principal payments on notes payable were $3,986 for the nine months ended September 30, 2018.

The planned expansion of our business will require significant capital to fund capital expenditures and working capital needs. Our principal capital expenditure requirements will include:

•	mergers and acquisitions;
•	improvement of existing services, development of new services; and
•	further development of operations support systems and other automated back office systems.

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

Financing Activities

We had a secured convertible promissory note from a shareholder which required monthly installments of $600, including principal and interest.  This note was secured by certain equipment.  The outstanding balance of $27,888 was paid in full on February 26, 2019.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2019 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the following material weakness:

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

During the nine months ended September 30, 2019, all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: November 14, 2019	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer