Form 10-K
period 2019-12-31
FULLNET COMMUNICATIONS INC
filed 2020-04-10
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes ☐   No ☑

     The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of the Common Stock, as of the last business day (June 30, 2019) of registrant’s completed second quarter was $198,822.

As of April 10, 2020, 14,539,675 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FULLNET COMMUNICATIONS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2019

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

•   We may not be successful in responding to new and modified industry standards, laws and regulations applying to our business;

•   We may be significantly affected by adverse changes in the economy;

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

Target Strategic Acquisitions

The goal of our acquisition strategy is to accelerate market penetration by acquiring smaller competitors in the advanced voice and data solutions market. Additionally, we will continue to build upon our core competencies and expand our technical, customer service staff and Internet based marketing efforts. We evaluate acquisition candidates based on their compatibility with our overall business plan. When assessing an acquisition candidate, we focus on the following criteria:

•Potential revenue and customer growth;

•Low customer turnover or churn rates;

•Favorable competitive environment; and

•Favorable consolidation savings.

Generate Internal Sales Growth

We intend to expand our customer base by increasing our marketing efforts. At December 31, 2019, our sales efforts are carried out by technical engineers and our senior management. We are exploring other strategies to increase our sales, including other marketing partners and Internet based advertising programs.

Internet Access Services

We provide Internet access services to individual and small business customers located in Oklahoma on both a retail and wholesale basis. Through FullNet, we provide our customers with a variety of dial-up and dedicated connectivity, as well as direct access to a wide range of Internet applications and resources, including electronic mail.

Our branded and private label Internet access services are provided through a third-party vendor’s statewide network with points-of-presence in 232 communities throughout Oklahoma. Points-of-presence are local telephone numbers through which customers can access the Internet. We had approximately 72 and 74 customers at December 31, 2019 and 2018, respectively.

Advanced Voice and Data Solutions

Our primary advanced voice and data solution is marketed under our CallMultiplier brand name. CallMultiplier is a comprehensive cloud-based solution to consumers and businesses for automated calling, texting and voice message delivery. CallMultiplier streamlines and automates call tree management to provide efficient delivery of time sensitive voice and text messages to groups. Our customers include sports teams, businesses, religious groups, schools, staffing companies, clubs and civic groups throughout the United States and Canada.

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

Telecommunications Carriers

The major long-distance companies, also known as inter-exchange carriers, including AT&T, Verizon, and Sprint, offer Internet access services and compete with us. Reforms in the Federal regulation of the telecommunications industry have created greater opportunities for ILECs, including the Regional Bell Operating Companies or RBOCs, and other competitive local exchange carriers, to enter the Internet connectivity market. In order to address the Internet connectivity requirements of the business customers of long distance and local carriers, we believe that there is a move toward horizontal integration by ILECs and CLECs through acquisitions or joint ventures with, and the wholesale purchase of, connectivity from Internet service providers. The MCI/WorldCom merger (and the prior WorldCom/MFS/UUNet consolidation), GTE’s acquisition of BBN, the acquisition by ICG Communications, Inc. of Netcom, Global Crossing’s acquisition of Frontier Corp. (and Frontier’s prior acquisition of Global Center) and AT&T’s purchase of IBM’s global communications network are indicative of this trend. Accordingly, we expect that we will experience increased competition from the traditional telecommunications carriers. These telecommunication carriers, in addition to their greater network coverage, market presence, financial, technical and personnel resources also have large existing commercial customer bases.

Cable Companies, Direct Broadcast Satellite and Wireless Communications Companies

Many of the major cable companies are offering Internet connectivity, relying on the viability of cable modems and economical upgrades to their networks, including Media One and Time Warner Cablevision, Inc., Cox Communications, Comcast, EarthLink and Tele-Communications, Inc. (“TCI”). We compete to a lesser extent with these service providers, which currently are primarily focused on the consumer marketplace and offer their own content, including chat rooms, news updates, searchable reference databases, special interest groups and shopping.

Automated Group Text and Voice Message Delivery Service Providers

The market for group text and voice message delivery service solutions is highly fragmented, intensely competitive and constantly evolving. We compete with a wide array of established and emerging companies. Notable competitors include Twilio, Inc., Everbridge, Inc., Onsolve, LLC, Call-Em-All, LLC, CallFire, Inc., OnTimeTelecom, Inc., and EZ Texting.

We believe that our ability to attract customers and to market value-added services is a key to our future success and profitability. However, there can be no assurance that our competitors will not introduce comparable services or products at similar or more attractive prices in the future or that we will not be required to reduce our prices to match competition. We want to emphasize that most if not all of our competitors have significantly greater market presence, brand recognition, financial, technical and personnel resources than us.

There can be no assurance that we will be able to offset the effects of any such competition or resulting price reductions. Increased competition could result in erosion of our market share and could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2019, we had 15 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.

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

The Company has historically experienced significant operating losses with cumulative losses from inception of approximately $10 million. These losses have resulted in a negative working capital position of approximately $455,000 at December 31, 2019, of which approximately $314,000 of the Company’s current liabilities is owed to its officers and directors, and approximately $509,000 of the Company’s current liabilities is deferred revenue. The Company’s officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize the Company’s ability to continue as a going concern. The deferred revenue represents advance payments for services from the Company’s customers which will be satisfied by its delivery of services in the normal course of business and will not require settlement in cash.

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

As a result of these initiatives, the Company generated positive cash flow from its operating activities of approximately $427,000 and $187,000, for the twelve months ended December 31, 2019 and 2018, respectively. In addition, the Company was able to generate net income of approximately $317,000 and $267,000, for the twelve months ended December 31, 2019 and 2018, respectively.

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

Risks Relating to Adverse Changes in the Economy.

Our business may be affected by adverse changes in the economy generally, including any resulting effect on spending by our customers. While some of our customers may consider our services to be a cost-effective alternative, others may turn to our competitors during an economic downturn. During an economic downturn, we may experience such a reduction in demand and loss of customers, especially in the event of a prolonged recessionary period.

Risks Relating to COVID-19.

The global outbreak of the coronavirus disease (COVID-19), which the World Health Organization has characterized as a “pandemic”, has resulted in a crisis affecting economies and financial markets worldwide. The pandemic, and its attendant economic damage, could adversely affect our business, results of operations and financial condition. The ultimate extent of its impact on us will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the pandemic and actions taken to contain or prevent its further spread, among others. These and other potential impacts of COVID-19 could therefore materially and adversely affect our business, financial condition and results of operations.

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

In addition, Congress and the Federal Communications Commission are attempting to mitigate the scourge of robocalls by requiring participation in new technical standards including the Signature-based Handling of Asserted Information Using toKENs ("SHAKEN") and Secure Telephone Identity Revisited ("STIR") standards (together, "SHAKEN/STIR") and other robocalling prevention and anti-spam standards. If we do not comply with any current or future rules or regulations that apply to our business, we could be subject to substantial fines and penalties, and we may have to restructure our offerings, exit certain markets or raise the price of our products. In addition, any uncertainty regarding whether particular regulations apply to our business, and how they apply, could increase our costs or limit our ability to grow.

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

Risks Relating to rapidly changing technology, evolving industry standards, and changing regulations.

The market for automated group text and voice message delivery services is subject to rapid technological change, evolving industry standards, changing regulations, as well as changing customer needs, requirements and preferences. Our success will depend, to a significant degree, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop new products that satisfy our customers and provide enhancements and new features for our existing products that keep pace with rapid technological and industry change, including but not limited to SHAKEN/STIR, our business, results of operations and financial condition could be adversely affected. If new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete effectively.

Our automated group text and voice message delivery solution must integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance it to adapt to changes and innovation in these technologies. For example, Apple, Google and other cell‑phone operating system providers or inbox service providers have developed and, may in the future develop, new applications or functions intended to filter spam and unwanted phone calls, messages or emails. Similarly, our network service providers may adopt new filtering technologies in an effort to combat spam or robocalling. Such technologies may inadvertently filter desired messages or calls to or from our customers. If cell-phone operating system providers, network service providers, our customers or their end users adopt new software platforms or infrastructure, we may be required to develop new versions of our solution to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations and financial condition. Any failure of our solution to operate effectively with evolving or new platforms and technologies could reduce the demand for our solution. If we are unable to respond to these changes in a cost‑effective manner, our solution may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.

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

Item 2. Properties

We maintain our executive office in approximately 8,699 square feet at 201 Robert S. Kerr Avenue, Suite 210 in Oklahoma City, at an effective annual rental rate of $17.50 per square foot. These premises are occupied pursuant to leases that expire on December 31, 2024.

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

	Common Stock
	Closing Sale Prices
	High	Low
2019 –Calendar Quarter Ended:
March 31	$.097	$.036
June 30.097		.035
September 30.080		.030
December 31.157		.020
2018 –Calendar Quarter Ended:
March 31	$.046	$.030
June 30.030		.030
September 30.036		.030
December 31.036		.036

Number of Shareholders

The number of beneficial holders of record of our common stock as of the close of business on April 10, 2020, was approximately 121.

Dividend Policy

To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2019, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans that have been approved by our shareholders. All of our outstanding stock option grants and warrants were pursuant to individual compensation arrangements and exercisable for the purchase of our common stock shares.

Number of
Securities
		Weighted-	Remaining
	Number of	Average	Available for
	Shares	Exercise Price	Future
	Underlying	of	Issuance under
	Unexercised	Outstanding	Equity
	Options	Options and	Compensation
Plan Category	and Warrants	Warrants	Plans
Equity compensation plans approved by our shareholders:
None	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors	-	$-	-
Stock options granted to employees	2,318,835	$0.010	-
Warrants and certain stock options issued to non-employees	290,000	$0.004	-

Total	2,608,835	$0.009	-

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

Results of Operations

The following table, which includes only continuing operations (see Note I – Discontinued Operations of the financial statements appearing elsewhere in this Report), sets forth certain statement of operations data as a percentage of revenues for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019		2018
		Percentage		Percentage
	Amount	of revenue	Amount	of revenue
Revenue:
Total revenues, net	2,420,924	100.0	2,070,480	100.0

Operating costs and expenses:
Cost of revenue	320,609	13.2	247,679	12.0
Selling, general and administrative expenses	1,882,443	77.8	1,820,736	87.9
Depreciation and amortization	15,788	0.7	16,836	0.8
Total operating costs and expenses	2,218,840	91.7	2,085,251	100.7

Income (Loss) from operations	202,084	8.3	(14,771)	(0.7)
Other Income	116,440	4.8	116,230	5.6

Interest expense	(277)	(0.0)	(1,849)	(0.1)

Net income from continuing operations	$318,247	13.1%	$99,610	4.8%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenue

Revenue increased $350,444 or 16.9% to $2,420,924 for the year 2019 from $2,070,480 for the year 2018. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

In 2019, we had other income of $116,440, which included $81,919 from the sale of a block of excess IPv4 numbers,  $8,679 from the write-off of open accounts payable that have been settled, $1,170 from the adjustment to the estimate of a contingent liability, $8,365 from interest on an investment bank account, and $16,307 from the gain recognized on partial lease termination. In 2018, we had other income of $116,230, which included $6,000 from the sale of an internet access service, $64,491 from the sale of a block of excess IPv4 numbers, $31,760 from the refund of the overpayment of certain property taxes, $1,477 from interest on an investment bank account, and $12,502 from the adjustment to the estimate of a contingent liability.

Operating Costs and Expenses

Cost of revenue increased $72,930 or 29.4% to $320,609 for the year 2019 from $247,679 for the year 2018. This increase was primarily related to increases in costs of servicing new customers added through growth of business.

Selling, general and administrative expenses increased $61,707 or 3.4% to $1,882,443 for the year 2019 from $1,820,736 for the year 2018. This increase was primarily a result of increases in advertising, professional services, rent, and bank and credit card fees of $59,518, $44,007, $3,719, and $3,021, respectively. These increases were offset by decreases in employee costs, travel and entertainment expenses, and utilities of $32,867, $9,882, and $1,183, respectively. In 2018, employee costs included $66,948 of stock-based compensation expense due to the immediate vesting of 1,750,000 employee stock options granted with an exercise price of $.04. Selling, general and administrative expenses as a percentage of total revenues decreased to 77.8% for the year 2019 compared to 87.9% for the year 2018.

 Depreciation and amortization expense decreased $1,048 or 6.2% to $15,788 for the year 2019 from $16,836 for the year 2018 primarily related to assets reaching full depreciation and amortization.

Interest Expense

Interest expense decreased $1,572 or 85% to $277 for the year 2019 from $1,849 for the year 2018 primarily related to the payoff of the principal balance of the note payable on which the interest was calculated.

Liquidity and Capital Resources

As of December 31, 2019, we had $611,151 in cash and $1,087,065 in current liabilities. Current liabilities consist primarily of $467,682 in accrued and other liabilities, of which $314,165 is owed to our officers and directors, and $508,861 in deferred revenue. Our officers and directors, who are also major shareholders, have informally agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

At December 31, 2019 and 2018, we had working capital deficits of $454,985, and $718,712, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

At December 31, 2019, of the $6,872 we owed to our trade creditors, $1,917 was past due. At December 31, 2019, no amounts were owed to related parties.

Cash flows for the years ended December 31, 2019 and 2018, consist of the following:

	For the Years Ended
	December 31
	2019	2018

Net cash flow provided by operating activities – continuing operations	$ 427,770	$186,646
Net cash flow used in operating activities – discontinued operations–See Note I	(1,390)	(59,319)
Net cash flow used in investing activities – continuing operations	(14,543)	(7,471)
Net cash flow provided by investing activities – discontinued operations–See Note I	-	218,153
Net cash flow provided by financing activities – continuing operations	46,148	5,354
Net cash flow used in financing activities – discontinued operations–See Note I	-	(116,592)

Cash used for the purchases of equipment was $14,543 and $7,471, respectively, for the years ended December 31, 2019 and 2018.

No intangible assets were purchased in 2019 and 2018.

Cash used for principal payments on notes payable was $27,888 and $5,354, respectively, for the years ended December 31, 2019 and 2018.

During the year ended December 31,2019, employee stock options for 480,000 shares of the Company’s common stock were exercised by reducing deferred compensation payable by $1,440, and employee stock options for 38,666 shares of the Company’s common stock were exercised for $116. During the year ended December 31, 2018, employee stock options for 1,750,000 shares of the Company’s common stock were exercised by reducing deferred compensation payable by $70,000.

The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, and debt service. Our principal capital expenditure requirements will include:

•mergers and acquisitions;

•improvement of existing services, development of new services; and

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

As of December 31, 2019, our material contractual obligations and commitments were:

	Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	761,162	152,232	304,465	304,465	-
Total contractual cash obligations	$761,162	$152,232	$304,465	$304,465	$-

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

Access service revenues are recognized on a monthly basis over the life of each contract as services are provided. Contract periods range from monthly to yearly. Carrier-neutral telecommunications colocation revenues and traditional telephone services and advanced voice and data services are recognized on a monthly basis over the life of the contract as services are provided. Revenue that is received in advance of the services provided is deferred until the services are provided. Revenue related to set up charges is also deferred and amortized over the life of the contract. We classify certain taxes and fees billed to customers and remitted to governmental authorities on a net basis in revenue.

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

During 2019 and 2018, we did not have disagreements with our principal independent accountants.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The framework used by our management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2019, was effective.

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

We did not identify the proper accounting treatment for an operating lease pursuant to Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. As a result of our subsequent research and identification the appropriate accounting treatment for this transaction, we gained an appropriate level of understanding regarding this type of transaction and do not believe that there will be a recurrence of this failure.

As of the date of this filing, the item noted above was adjusted in the accompanying financial statements.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

The following information is furnished as of April 10, 2020, for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of three members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Position
Timothy J. Kilkenny	61	Chairman of the Board of Directors
Roger P. Baresel	64	Chief Executive Officer, Chief Financial Officer and Secretary and Director
Jason C. Ayers	45	President and Director

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

Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who own more than 10% of a registered class of our equity securities to file with the SEC and each exchange on which our securities are listed, reports of ownership and subsequent changes in ownership of our common stock and our other securities. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during 2019 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met.

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

Item 11. Executive Compensation

The following table sets forth, for the last two fiscal years, the cash compensation paid by us to our Chairman, Chief Executive Officer and Chief Financial Officer and President (the “Named Executive Officers”). None of our executive officers other than the named executive officers earned annual compensation in excess of $100,000 during 2019.

						Long-Term
	Annual Compensation					Compensation
						Securities
						Underlying
						Options and
	Fiscal			Other		Warrants
Name and Principal Position	Year	Salary		Compensation		(#) (1)
Timothy J. Kilkenny	2019	$78,971	(2)	$20,136	(3)	160,000
Chairman	2018	$78,756	(4)	$51,680	(5)	350,000

Roger P. Baresel	2019	$85,040	(6)	$56,944	(7)	160,000
CEO and CFO	2018	$67,336	(8)	$71,590	(9)	700,000

Jason C. Ayers	2019	$134,382	(10)	$26,826	(11)	160,000
President	2018	$92,664	(12)	$48,988	(13)	700,000

(1)	Options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant and are valued based on the Black-Scholes option pricing model.

(2)	Includes no deferred compensation.

(3)

Represents $2,100 of expense for business parking for Mr. Kilkenny, $10,301 of insurance premiums, $2,443 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny, and $5,292 of stock options issued to Mr. Kilkenny.

(4)	Includes $31,266 of deferred compensation.

(5)

Represents $13,218 of expense reimbursement for business use of Mr. Kilkenny's automobile and parking, $1,799 of expense reimbursement for Mr. Kilkenny's Internet connection and cell phone, $21,052 of insurance premiums, $2,220 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny, and $13,390 of stock options issued to Mr. Kilkenny.

(6)	Includes $34,423 of deferred compensation.

(7)

Represents $9,600 of expense reimbursement for business use of Mr. Baresel's automobile and parking, $4,560 of expense reimbursement for Mr. Baresel's home office and cell phone, $35,186 of insurance premiums, $1,390 of post-retirement benefits paid by us for the benefit of Mr. Baresel, and $5,292 of stock options issued to Mr. Baresel.

(8)	Includes $61,651 of deferred compensation.

(9)

Represents $9,600 of expense reimbursement for business use of Mr. Baresel's automobile and parking, $4,711 of expense reimbursement for Mr. Baresel's home office and cell phone, $26,925 of insurance premiums, $2,861 of post-retirement benefits paid by us for the benefit of Mr. Baresel, and $26,779 of stock options issued to Mr. Baresel.

(10)	Includes $3,500 of deferred compensation.

(11)

Represents $2,100 of expense reimbursement for Mr. Ayer's parking, $1,500 of expense reimbursement for Mr. Ayer's Internet connection and cell phone, $13,847 of insurance premiums, $4,088 of post-retirement benefits paid by us for the benefit of Mr. Ayers, and $5,292 of stock options issued to Mr. Ayers.

(12)	Includes $29,404 of deferred compensation.

(13)

Represents $2,100 of expense reimbursement for Mr. Ayer's parking, $1,500 of expense reimbursement for Mr. Ayer's Internet connection and cell phone, $14,894 of insurance premiums, $3,716 of post-retirement benefits paid by us for the benefit of Mr. Ayers, and $26,779 of stock options issued to Mr. Ayers.

Stock Options Granted

All options granted during 2019 were nonqualified stock options. During 2019, an aggregate of 483,000 options were granted outside of a formal plan. During 2019, 3,000 stock options were granted to one employee, and 160,000 stock options each were granted to Mr. Kilkenny, Mr. Baresel and Mr. Ayers. On May 17, 2019, an employee, certain officers and directors, and their family members exercised options to purchase 518,666 restricted shares of the Company’s common stock. Proceeds from the exercise of the Options were $1,556, of which $1,440 was derived from the reduction of deferred compensation payable that the Company owed to these officers and directors, and the remaining $116 derived from a cash payment from the employee. During 2018, an aggregate of 2,013,000 options were granted outside of a formal plan to employees. During 2018, 350,000 stock options were granted to Mr. Kilkenny, and 700,000 stock options each were granted to Mr. Baresel and Mr. Ayers. On September 28, 2018, certain officers and directors and their family members exercised options to purchase 1,750,000 restricted shares of the Company’s common stock. Proceeds from the exercise of the Options were $70,000, which was derived from the reduction of deferred compensation payable the Company owed to these officers and directors. All common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, without payment of any form of commissions or other remuneration.

Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.

 2019 Year End Option Values

Our executive officers (Timothy J. Kilkenny, Chairman of the Board, Roger P. Baresel, Chief Executive Officer and Chief Financial Officer and Jason C. Ayers, President) each held 250,000, 300,000, and 300,000, respectively of outstanding options at December 31, 2019, of which 166,666, 200,000, and 200,000 were exercisable. At December 31, 2019, the options had an aggregate value of $2,500, $3,000, and $3,000, respectively, based on an exercise price of $.01 per share and an average bid/ask price of $.01 per share.

Director Compensation

During the fiscal year ended December 31, 2019, our directors did not receive any compensation for serving in such capacities.

Employment Agreements and Lack of Keyman Insurance

On July 6, 2011, we entered into employment agreements with Timothy J. Kilkenny, Roger P. Baresel and Jason Ayers. Each agreement is effective July 1, 2011, and continued through an initial term ended December 31, 2018; however, the term was automatically extended for additional three-year terms, since neither we nor the employee gave a six-month advance notice of termination. These agreements provide, among other things, (i) an annual base salary of at least $61,656 for Mr. Kilkenny, $45,012 for Mr. Baresel and $68,436 for Mr. Ayers, (ii) bonuses at the discretion of the Board of Directors, (iii) entitlement to fringe benefits including medical and insurance benefits as may be provided to our other senior officers; and (iv) eligibility to participate in our incentive, bonus, benefit or similar plans. These agreements require the employee to devote the required time and attention to our business and affairs necessary to carry out his responsibilities and duties. These agreements may be terminated under certain circumstances and upon termination provide for (i) the employee to be released from personal liability for our debts and obligations, and (ii) the payment of any amounts we owe the employee. At December 31, 2019, we owed, including deferred compensation, $171,893, $53,049 and $87,224 to Mr. Kilkenny, Mr. Baresel and Mr. Ayers, respectively.

We do not maintain any keyman insurance covering the death or disability of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information as of April 10, 2020, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 10. Directors and Executive Officers, and Corporate Governance” and all of our directors and executive officers as a group, as well as each person who is known by us to own more than 5% of the outstanding shares of our Common Stock. The non-employee beneficial owner information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the SEC or other information provided to us by the beneficial owner or our stock transfer agent.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock
	Beneficially Owned
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Timothy J. Kilkenny (2)(3)	3,679,350	24.5%
Roger P. Baresel (2)(4)	3,027,762	20.2%
Jason C. Ayers (2)(5)	2,573,424	17.3%

All executive officers and directors as a group (3 individuals)	9,280,536	62.0%

High Capital Funding, LLC (6)	1,457,933	9.9%

(1)

Percent of class for any shareholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a shareholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that shareholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 14,539,675 shares being outstanding at April 10, 2020.

(2)	Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.

(3)

Timothy J. Kilkenny and Barbara J. Kilkenny, husband and wife, hold 3,364,350 and 315,000 shares of our common stock, respectively. The number of shares includes 240,628 shares of our Series A convertible preferred stock held by Mr. Kilkenny that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 250,000 shares of our common stock that are subject to currently exercisable stock options at $.01 per share beginning January 9, 2020.

(4)

Roger P. Baresel and Judith A. Baresel, husband and wife, hold 5,600 and 3,022,162 shares of our common stock, respectively. The number of shares held by Mrs. Baresel includes 200,000 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 300,000 shares of our common stock that are subject to currently exercisable stock options at $.01 per share beginning January 9, 2020. Mr. Baresel disclaims any beneficial interest in the common stock, preferred stock and options held by Mrs. Baresel.

(5)

Jason C. Ayers holds 2,573,424 shares of our common stock. The number of shares includes 77,629 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 300,000 shares of our common stock that are subject to currently exercisable stock options at $.01 per share beginning January 9, 2020.

(6)

High Capital Funding, LLC, 333 Sandy Springs Circle, Suite 230, Atlanta, Georgia 30328, the parent company of Generation Capital Associates, holds 920,325 shares of our common stock. Generation Capital Associates holds 537,608 shares of our common stock. The number of shares includes 203,169 shares of our Series A convertible preferred stock held by High Capital Funding, LLC that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock. Amounts shown do not include 200,000 shares of our common stock that are subject to common stock purchase warrants that are not currently exercisable because they contain a provision prohibiting their exercise to the extent that they would increase Generation Capital Associates’ percentage ownership beyond 9.9% of our outstanding shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On February 26, 2019 we paid the $27,888 balance of a secured convertible promissory note from a shareholder.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees, including expenses, billed to us for the years ended December 31, 2019 and 2018, by our principal accountant.

	2019	2018
Audit Fees – MaloneBailey LLP	$32,500	$32,500

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following exhibits are filed as part of this Report:

Exhibit
Number	Exhibit

3.2	Bylaws (filed as Exhibit 2.2 to Registrant's Registration Statement on Form 10-SB, file number 000-27031 filed on August 13, 1999, and incorporated herein by reference)	#

3.3

Amended and Restated Certificate of Incorporation of FullNet Communications, Inc. (filed as Exhibit 3.3 to Registrant's Form 8-K, file number 000-27031 filed on June 7, 2013, and incorporated herein by reference)

#

4.1

Specimen Certificate of Registrant's Common Stock (filed as Exhibit 4.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference).

#

4.3

Certificate of Correction to Articles II and V of Registrant's Bylaws (filed as Exhibit 2.1 to Registrant's Registration Statement on Form 10-SB, file number 000-27031 filed on August 13, 1999, and incorporated herein by reference).

#

4.4

Certificate of Designation, Preferences, and Rights of Series A Convertible Preferred Stock of FullNet Communications, Inc. (filed as Exhibit 4.18 to Registrant's Form 8K, file number 000-27031 filed on June 7, 2013, and incorporated herein by reference)

#

10.11	Employment Agreement with Timothy J. Kilkenny dated July 6, 2011 (filed as Exhibit 10.47 to Form 10Q filed on November 15, 2011)	#

10.12	Employment Agreement with Roger P. Baresel dated July 6, 2011 (filed as Exhibit 10.48 to Form 10Q filed on November 15, 2011)	#

10.13	Employment Agreement with Jason Ayers dated July 6, 2011 (filed as Exhibit 10.49 to Form 10Q filed on November 15, 2011)	#

10.15	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC (filed as Exhibit 10.51 to Form 10Q filed on November 14, 2013)	#

10.19	Asset Purchase Agreement dated February 1, 2018 between FullTel, Inc. and Dobson Technologies - Transport and Telecom Solutions, LLC (filed as Exhibit 2.1 to Form 8-K filed on February 6, 2018)	#

10.20	Issuance of fully-vested and immediately exercisable employee stock options on February 14, 2018 (filed as Item 5.02 on Form 8-K filed on February 21, 2018)	#

10.22	IPv4 Numbers Purchase Agreement executed August 7, 2018, by and between FullNet Communications, Inc. and EBOX, Inc. (filed as Exhibit 10.22 to Form 10Q filed on August 14, 2018)	#

10.23	IPv4 Numbers Purchase Agreement executed February 4, 2019, by and between FullNet Communications, Inc. and Paycom Payroll, LLC (filed as Exhibit 10.23 to Form 10Q filed on November 14, 2019)	#

10.24	Lease Agreements between the Company and BOKP Tower, LLC, dated November 22, 2019	*

21	Subsidiaries of the Registrant	*

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

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

REGISTRANT:

FULLNET COMMUNICATIONS, INC.

Date: April 10, 2020	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial and Accounting Officer

Date: April 10, 2020	By:	/s/ JASON C. AYERS
Jason C. Ayers
President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 10, 2020	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chairman of the Board and Director

Date: April 10, 2020	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Fullnet Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fullnet Communications, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 10, 2020

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
		2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$611,151	$245,462
Accounts receivable, net		943	5,026
Prepaid expenses and other current assets		19,986	30,848

Total current assets		632,080	281,336

PROPERTY AND EQUIPMENT, net		57,751	51,267

OTHER ASSETS AND INTANGIBLE ASSETS		18,250	12,979

RIGHT OF USE LEASED ASSET		618,333	-

ASSETS OF DISCONTINUED OPERATIONS, net (NOTE I)	[1]	854	775

TOTAL ASSETS		$1,327,268	$346,357

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable		$6,872	$18,428
Accounts payable, related party		-	4,000
Accrued and other liabilities		467,682	534,168
Convertible notes payable, related party - current portion		-	7,203
Operating lease liability – current portion		103,651	-
Deferred revenue		508,861	442,771

Total current liabilities		1,087,066	1,006,570

CONVERTIBLE NOTES PAYABLE, related party - less current portion		-	20,685

OPERATING LEASE LIABILITY – less current portion		514,682	-

LIABILITIES OF DISCONTINUED OPERATIONS (NOTE I)	[1]	52,008	52,363

Total liabilities		1,653,756	1,079,618

SHAREHOLDERS’ DEFICIT
Preferred stock —$0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 875,054 shares in 2019 and 987,102 shares in 2018		554,516	638,849
Common stock —$0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 14,539,675 and 13,621,009 shares in 2019 and 2018, respectively		145	136
Additional paid-in capital		8,939,519	8,765,712
Accumulated deficit		(9,820,668)	(10,137,958)

Total shareholders’ deficit		(326,488)	(733,261)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT		$1,327,268	$346,357

[1] See Note I.

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2019	2018
REVENUE
Total revenues, net	$2,420,924	$ 2,070,480

OPERATING COSTS AND EXPENSES
Cost of revenue	320,609	247,679
Selling, general and administrative expenses	1,882,443	1,820,736
Depreciation and amortization expenses	15,788	16,836

Total operating costs and expenses	2,218,840	2,085,251

INCOME (LOSS) FROM OPERATIONS	202,084	(14,771)

Other income	116,440	116,230
Interest expense	(277)	(1,849)

Net income from continuing operations	$318,247	$ 99,610
Gain from sale of discontinued asset	-	233,277
Net loss from discontinued operations (Note I)	(957)	(65,804)
NET INCOME	$317,290	$ 267,083

Preferred stock dividends	(81,731)	(79,400)
Net income available to common shareholders	$235,559	$ 187,683

Net income per share:
Continuing operations - basic	$0.02	$0.00
Continuing operations - diluted	$0.01	$0.00
Discontinued operations – basic and diluted	$(0.00)	$0.01
Net income – basic	$0.02	$0.01
Net income – diluted	$0.01	$0.01

Weighted average shares outstanding:
Basic	14,275,957	12,321,694
Diluted	16,780,235	15,259,570

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

Years ended December 31, 2019 and 2018

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance at January 1, 2018	11,871,009	$ 119	987,102	$ 618,675	$ 8,640,769	$ (10,405,041)	$ (1,145,478)

Stock options compensation	-	-	-	-	75,134	-	75,134

Stock options exercised by reducing deferred compensation payable	1,750,000	17	-	-	69,983	-	70,000

Amortization of increasing dividend rate preferred stock discount	-	-	-	20,174	(20,174)	-	-

Net income	-	-		-	-	267,083	267,083

Balance at December 31, 2018	13,621,009	136	987,102	638,849	8,765,712	(10,137,958)	(733,261)

Stock options compensation	-	-	-	-	23,795	-	23,795

Stock options exercised	38,666	-	-	-	116	-	116

Stock options exercised by reducing deferred compensation payable	480,000	5	-	-	1,435	-	1,440

Warrants expense	-	-	-	-	15,358	-	15,358

Warrants exercised	400,000	4	-	-	1,896	-	1,900

Preferred stock repurchased	-	-	(59,634)	(40,626)	20,350	-	(20,276)

Preferred stock returned	-	-	(114,792)	(78,203)	78,203	-	-

Preferred stock issued to settle related party liability	-	-	62,378	21,209	45,941	-	67,150

Amortization of increasing dividend rate preferred stock discount	-	-	-	13,287	(13,287)	-	-

Net income	-	-	-	-	-	317,290	317,290

Balance at December 31, 2019	14,539,675	$ 145	875,054	$ 554,516	$ 8,939,519	$ (9,820,668)	$ (326,488)

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$317,290	$267,083
(Income) loss from discontinued operations	957	(167,473)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,788	16,836
Noncash lease expense	146,534	-
Gain from partial termination of right of use leased asset	(16,307)	-
Stock options and warrants expense	39,153	75,134
Recovery of uncollectible accounts receivable	(1,521)	(4,716)
Net (increase) decrease in
Accounts receivable	5,604	8,544
Prepaid expenses and other current assets	(2,138)	(24,738)
Net increase (decrease) in
Accounts payable	(11,558)	(18,943)
Accounts payable, related party	(4,000)	(3,982)
Accrued and other liabilities	2,105	(5,939)
Deferred revenue	66,090	44,840
Operating lease liability	(130,227)	-
Net cash provided by operating activities	427,770	186,646

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(14,543)	(7,471)
Net cash used in investing activities	(14,543)	(7,471)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	(27,888)	(5,354)
Proceeds from exercise of warrants	1,900	-
Proceeds from exercise of options	116	-
Repurchase of preferred stock for cash	(20,276)
Net cash used in financing activities	(46,148)	(5,354)

DISCONTINUED OPERATIONS
Net cash used in operating activities	(1,390)	(59,319)
Net cash provided by investing activities	-	218,153
Net cash used in financing activities	-	(116,592)
Net cash provided by (used in) discontinued operations	(1,390)	42,242

NET INCREASE IN CASH AND CASH EQUIVALENTS – CONTINUING OPERATIONS	365,689	216,063
Cash and cash equivalents at beginning of period	245,462	29,399
Cash and cash equivalents at end of period	$611,151	$245,462

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash and cash equivalents paid for interest – continuing operations	$277	$1,849
Cash and cash equivalents paid for interest – discontinued operations–See Note I	$-	$51

NON-CASH INVESTING AND FINANCING ACTIVITIES
ROU assets and operating lease obligations recognized	$1,077,123	$-
ROU assets and lease liability remeasurement adjustment	$328,563	$-
Amortization of increasing dividend rate preferred stock discount	$13,287	$20,174
Preferred stock returned	$78,203	$-
Preferred stock issued to settle related party liability	$67,150	$-
Exercise of options by reducing deferred compensation payable	$1,440	$70,000

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

•Group text and voice message delivery services; and

•Advanced voice and data solutions.

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

The Company maintains a significant portion of its cash and cash equivalents in funds with a financial institution that is not covered by FDIC insurance. As of December 31, 2019, and 2018, the Company had uninsured cash balances in this fund of $603,904 and $201,540, respectively.

The Company has not experienced any losses in such accounts. The Company does not believe there is significant credit risk related to its cash and cash equivalents.

Accounts Receivable

The Company operates and grants credit, on an uncollateralized basis. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different industries as well as the Company’s emphasis on obtaining deposits and/or payment in advance for services from the majority of its customers. During the year ended December 31, 2019, the Company had two customers that comprised approximately 14% and 5% of total revenues, respectively. During the year ended December 31, 2018, the Company had two customers that each comprised approximately 12% and 6% of total revenues, respectively.

Accounts receivable, other than certain large customer accounts which are evaluated individually, are considered past due for purposes of determining the allowance for doubtful accounts based on past experience of collectability as follows:

1 – 29 days	1.5%
30 – 59 days	30%
60 – 89 days	50%
> 90 days	100%

In addition, if the Company becomes aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Total bad debt expense recovery for the year ended December 31, 2019 was $1,521.  Total bad debt expense and direct write-off for the year ended December 31, 2018 was $2,560.

Accounts receivable consist of the following at December 31:

Schedule of Accounts Receivable
	2019	2018

Accounts receivable	$206,612	$212,216
Less allowance for doubtful accounts	(205,669)	(207,190)

	$943	$5,026

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets as follows:

Software	3 years
Computers and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of estimated life of improvement or the lease term

Property and equipment consist of the following at December 31:

	2019	2018

Computers and equipment	$1,478,344	$1,559,528
Leasehold improvements	1,088,934	1,088,934
Software	153,767	58,041
Furniture and fixtures	41,084	41,084
	2,762,129	2,747,587
Less accumulated depreciation	(2,704,378)	(2,696,320)
	$57,751	$51,267

Depreciation expense from continuing operations for the years ended December 31, 2019 and 2018, was $8,058 and $8,003, respectively. Depreciation expense from discontinued operations for the years ended December 31, 2019 and 2018, was $0 and $9,273, respectively (see Note I).

Long-Lived Assets

All long-lived assets held and used by the Company, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In accordance with ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. No intangible assets were purchased in 2019 and 2018. The Company incurred no impairment expense in 2019 or 2018. Amortization expense of intangible assets for the years ended December 31, 2019 and 2018, was $7,730 and $8,833, respectively.

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

The Company’s revenue is derived from fees earned from customers utilizing the Company’s services. The Company has four primary streams of revenue consisting of its automated voice and text group message delivery service, its colocation and web hosting service and its technical support service. Prior to February 1, 2018, the Company also had revenue from traditional telephone services (see Note I – Discontinued Operations), which was approximately 2% of total revenue for the year ended December 31, 2018.

Revenue Description	For Year Ended December 31,2019	% of Total Revenue	For Year Ended December 31, 2018	% of Total Revenue
Automated voice and text group message delivery service	$1,553,391	64%	$1,259,656	61%
Colocation and web hosting service	507,973	21%	520,923	25%
Technical support service	333,805	14%	238,431	12%
Internet access service	25,755	1%	51,470	2%
Total revenue	$2,420,924	100%	$2,070,480	100%

Revenue from the Company’s automated voice and text group message delivery service and its access service is recognized pursuant to unwritten contracts created when the Company’s customers create an account on the Company’s website agreeing to be bound by the Company’s published Terms of Service when they purchase the Company’s service.

Revenue from the Company’s traditional telephone services, its colocation and web hosting service, and its technical support service is recognized pursuant to written contracts executed by the Company and its customers.

Each of the Company’s services represents a single performance obligation consisting of a distinct service. Access service revenues are recognized on a monthly basis over the life of each contract as services are provided. Contract periods range from monthly to yearly. Carrier-neutral telecommunications colocation revenues and traditional telephone services and advanced voice and data services are recognized on a monthly basis over the life of the contract as services are provided. Revenue that is received in advance of the services provided is deferred until the services are provided.

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

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertisement takes place. Advertising expense for the years ended December 31, 2019 and 2018, was $343,497 and $283,979, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and does not believe it has any material unrealized tax benefits at December 31, 2019. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.

Income (Loss) Per Share

Income (loss) per share – basic is calculated by dividing net income (loss) by the weighted average number of shares of stock outstanding during the year, including shares issuable without additional consideration. Income per share – assuming dilution is calculated by dividing net income by the weighted average number of shares outstanding during the year adjusted for the effect of dilutive potential shares from options and warrants calculated using the treasury stock method and the if-converted method for preferred stock.

Reconciliation of basic and diluted income (loss) per share (“EPS”) are as follows:

	December 31, 2019	December 31, 2018
Net income:
Income from continuing operations	$ 318,247	$ 99,610
Income (loss) from discontinued operations –See Note I	(957)	167,473
Net income	317,290	267,083
Preferred stock dividends	(81,731)	(79,400)
Net income available to common shareholders	235,559	187,683

Basic income (loss) per share:
Weighted-average common shares outstanding used in income (loss) per share computations	14,275,957	12,321,694

Basic income (loss) per share:
Continuing operations	0.02	0.00
Discontinued operations – See Note I	(0.00)	0.01
Basic income (loss) per share	0.02	0.01

Diluted income (loss) per share:
Shares used in diluted income (loss) per share computations	16,780,235	15,259,570

Diluted income (loss) per share
Continuing operations	0.01	0.00
Discontinued operations – See Note I	(0.00)	0.01
Diluted income (loss) per share	0.01	0.01

Computation of shares used in income (loss) per share:
Weighted average shares and share equivalents outstanding - basic	14,275,957	12,321,694
Effect of preferred stock	875,054	987,102
Effect of dilutive stock options	1,365,462	1,722,614
Effect of dilutive warrants	263,762	228,160
Weighted average shares and share equivalents outstanding – assuming dilution	16,780,235	15,259,570

Schedule of Anti-dilutive Securities Excluded	:
		December 31, 2019	December 31, 2018
Stock options		-	266,000
Convertible promissory notes		-	27,888
Total anti-dilutive securities excluded		-	293,888

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

All employee stock options granted during 2019 and 2018 were nonqualified stock options. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

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

At December 31, 2018, the Company had a secured convertible promissory note from a shareholder with a balance of $27,888 (see Note C – Convertible Note Payable Related Party). On February 26, 2019, the Company paid the remaining balance of $27,888. Additionally, the Company had no related party accounts payable to officers and directors for unpaid expense reimbursements as of December 31, 2019.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2019 and 2018, are based upon the short-term nature of the assets and liabilities.

Recent Accounting Pronouncements

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

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

NOTE B — MANAGEMENT’S PLANS

On August 27, 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

The Company has historically experienced significant operating losses with cumulative losses from inception of approximately $10 million. These losses have resulted in a negative working capital position of approximately $455,000 at December 31, 2019, of which approximately $314,000 of the Company’s current liabilities is owed to its officers and directors, and approximately $509,000 of the Company’s current liabilities is deferred revenue.  The Company’s officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize the Company’s ability to continue as a going concern. The deferred revenue represents advance payments for services from the Company’s customers which will be satisfied by its delivery of services in the normal course of business and will not require settlement in cash.

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

As a result of these initiatives, the Company generated positive cash flow from its operating activities of approximately $428,000 and $186,000 for the years ended December 31, 2019 and 2018, respectively. In addition, the Company was able to generate net income from continuing operations of approximately $318,000 for the year ended December 31, 2019, compared to a net income of approximately $100,000 for the year ended December 31, 2018.

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

NOTE C — CONVERTIBLE NOTES PAYABLE RELATED PARTY

Notes payable consist of the following:

Schedule of Notes Payable Related Party
	December 31, 2019	December 31, 2018

Secured convertible promissory note from a shareholder; interest at 6%, requires monthly installments of interest only through May 31, 2014, then requires monthly installments of $600 including principal and interest; matures May 31, 2023; secured by certain equipment of the Company (1)	-	27,888
Total secured convertible promissory note from shareholder	-	27,888

Less current portion	-	7,203

Convertible notes payable, related party – less current portion	$-	$20,685

(1)  The note holder had the right to convert the note, in its entirety or in part, into common stock of the Company at the rate of $1.00 per share. On February 26, 2019, the Company paid the remaining balance of $27,888.  During the year 2018, the Company made principal payments of $5,354. The secured convertible promissory note had a balance of $27,888 at December 31, 2018, of which $7,203 was short-term and $20,685 was long-term.

This secured convertible promissory note was secured by certain equipment of the Company. Upon payment of the balance due on this secured convertible promissory note, title of the equipment was transferred to the Company free and clear of all liens and encumbrances.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

NOTE D – COMMITMENTS

Operating Leases

Under the new lease guidance (Topic 842), the Company recorded a ROU Lease Asset and associated Lease Liability for the Original Lease which as of December 31, 2019, had balances of $930,588 and $946,896, respectively. In recording the initial ROU Lease Asset and associated Lease Liability, the Company assumed that it would extend the lease for an additional five-year term at a rate per square foot which increased annually during the term. This lease was for 13,046 square feet at $17.00 per square foot and the Company assumed that the square footage would remain the same and the rate would increase by $.50 per square foot per year during the 5-year renewal period for purposes of calculating the ROU Lease Asset and associated Lease Liability.

The Company leased its offices and data center in the BOK Plaza Building on a lease originally executed on December 2, 1999 and expiring on December 31, 2019, with all additional options to renew having been previously exercised (the “Original Lease”). The Company subsequently negotiated and executed two new leases on November 22, 2019, covering the Company’s offices and data center which are effective January 1, 2020.  One lease is an addendum to the Original Lease and covers only the office space (the “FN Lease”) and the other lease covers the Company’s data center and is with FullWeb, Inc., a wholly owned subsidiary of the Company (the “FW Lease”).

The combined square footage for the FN & FW Leases is 8,699 square feet, a reduction from the Original lease of 4,347 square feet or approximately 33%. This reduction occurred in the office space with the data center space remaining the same. In addition, both leases are at the rate of $17.50 per square foot for 5 years and both contain two 5-year options to renew at the then fair market rate per square foot. Of note, the FW Lease contains the right for the Company to opt-out of the FW Lease without penalty at each annual anniversary.

The Company considers the execution of the two new leases to be a lease modification and has re-evaluated the effect of the lease modification on the Company’s conclusions under ASC 842 and determined that the leases should still be classified as operating leases.

Pursuant to and upon execution of the FN Lease, the landlord transferred back to the Company 114,792 shares of the Company’s preferred stock which had been previously issued to the landlord in 2013, in satisfaction of $114,792 in unpaid rental payments which were then outstanding. The $78,203 value of these shares was recorded to Additional Paid-in Capital.

As a result of the lease modification and the associated remeasurement of the lease liability, the Company used the same incremental borrowing rate of 8.5% as it used for the original lease calculations based on the fact that the nature of the underlying asset and the Company’s financial condition had not materially changed since the original lease calculation.

The partial termination of the Original Lease resulted in a reduction of the Company’s ROU Asset and associated Lease Liability by approximately 33% consistent with the reduction in square footage the Company is now leasing. The impact was to reduce the Lease Liability by $328,563 from $946,896 to $618,333 and to reduce the ROU Asset by the same percentage resulting in a $312,255 reduction from $930,588 to $618,333. As a result of the partial termination the Company recognized a gain of $16,307. Amortization of the ROU Asset and payments of the associated Lease Liability for the year ended December 31, 2019 was $146,534 and $130,227, respectively, leaving a year-end December 31, 2019 balance of $618,333 for both the ROU Asset and the associated Lease Liability.

Future minimum lease payments required at December 31, 2019, under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2020	$ 152,232

2021	152,232
2022	152,232
2023	152,232
2024	152,234
Total	761,162
Present value of discount	(142,829)
Current portion lease liability	(103,651)
Long-term lease liability	$ 514,682

Rental expense for all operating leases for the years ended December 31, 2019 and 2018, was approximately $237,014 and $296,166, respectively.

NOTE E — INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

The Company has historically incurred losses from operations and therefore had no tax liability. The net deferred asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,064,225 and $2,749,945 for 2019 and 2018, respectively and will begin expiring in 2023.

Deferred tax assets consist of the tax effect of NOL carry-forwards. Management does not believe that the Company’s recent achievement of profitability has been of sufficient magnitude and consistency to offset the Company’s long history of losses and has therefore provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. Deferred tax assets consist of the following:

	December 31,
	2019	2018
Net operating loss carry-forwards	$433,487	$577,488
Valuation allowance	(433,487)	(577,488)
	$-	$-

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

The net change during the 2019 year in the total valuation allowance was a decrease of $144,001 primarily related to the revaluation of deferred tax assets and liabilities due to an estimated taxable income of $317,290 for the year ended December 31, 2019. The reduction of net deferred tax assets due to the rate revaluation also decreased the amount of the valuation allowance by the same amount resulting in no overall net impact to the Company's income tax provision.

NOTE F — COMMON STOCK AND STOCK-BASED COMPENSATION

COMMON STOCK

On May 17, 2019, certain employees, officers and directors and their family members exercised options to purchase 518,666 restricted shares of the Company’s common stock for cash proceeds of $116 and the reduction of deferred compensation payable to officers and directors of $1,440.

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

All employee stock options granted during 2019 and 2018 were nonqualified stock options. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The following table summarizes the Company’s employee stock option activity for the years ended December 31, 2019 and 2018:

Schedule of Employee Stock Option Activity

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Options outstanding, December 31, 2017	2,110,834	$ 0.006	8.18
Options exercisable, December 31, 2017	626,834	$ 0.003	6.03	$ 22,902
Options granted during the year	2,013,000	0.040
Options exercised during the year	(1,750,000)	0.040
Options expired during the year	(3,000)	0.003
Options outstanding, December 31, 2018	2,370,834	$ 0.010	7.45
Options exercisable, December 31, 2018	1,126,167	$ 0.005	6.39	$ 34,623
Options granted during the year	483,000	0.003
Options exercised during the year	(518,666)	0.003
Options forfeited during the year	(16,333)	0.005
Options outstanding, December 31, 2019	2,318,835	$ 0.010	6.42
Options exercisable, December 31, 2019	1,628,165	$ 0.007	6.00	$ 37,682

The following table summarizes the Company’s non-vested employee stock option activity for years ended December 31, 2019 and 2018:

	2019	2018
Non-vested options outstanding, beginning of year	1,244,667	1,484,000
Options granted during the year	483,000	2,013,000
Options vested during the year	(1,020,664)	(2,252,333)
Options forfeited during the year	(16,333)	-
Non-vested options outstanding, end of year	690,670	1,244,667

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model. In addition to the exercise and grant date prices of the options, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2019	2018
Risk free interest rate	1.55%–2.51%	2.65%-2.77%
Expected lives (in years)	1-5	5
Expected volatility	36.47%-170%	163%-178%
Dividend yield	0%	0%

The following table shows total stock options compensation expense included in the Consolidated Statements of Operations and the effect on basic and diluted earnings per share for the years ended December 31:

	2019	2018
Stock options compensation	$23,795	$75,134
Impact on income per share:
Basic and diluted	$-	$-

During the year 2019, 483,000 employee stock options were granted, of which 480,000 vested immediately, and 3,000 will vest one-third on each annual anniversary of the grant date resulting in $15,885 of stock options compensation. Stock options compensation of $7,910 recorded in the year 2019 was related to options that were granted in prior years. Additionally, 16,333 employee stock options were forfeited that were related to options granted in prior years. At December 31, 2019 there was $7,398 of unrecognized stock options compensation that is expected to be recognized as an expense over a weighted-average period of 3 years.

Common Stock Purchase Warrants – A summary of common stock purchase warrant activity for the years ended December 31, 2019 and 2018 follows:

Outstanding common stock purchase warrants issued to non-employees outstanding at December 31, 2019 are as follows:

Number of shares	Exercise price	Expiration year
250,000	$ 0.003	2023
40,000	$ 0.010	2024

The following table summarizes the Company’s common stock purchase warrant activity for the years ended December 31:

	2019	Weighted Average Exercise Price	2018	Weighted Average Exercise Price
Warrants outstanding, beginning of year	250,000	$0.003	250,000	$0.003
Warrants granted during the year	440,000	0.005	-	-
Warrants exercised during the year	(400,000)	(0.005)	-	-
Warrants outstanding, end of year	290,000	$ 0.004	250,000	$ 0.003

The 250,000 warrants outstanding at December 31, 2018 were issued as equity compensation for consulting services.

In January 2019, the Company granted 440,000 warrants for the purchase of shares of its common stock with an expiration date in January 2024, of which 140,000 had an exercise price of $.01 per share and 300,000 had an exercise price of $.003 per share. The warrants were valued using Black-Scholes option pricing model on the respective date of issuance using the following assumptions: a) risk free rate of 2.51%; b) term of 5 years and c) expected volatility of 146%. The fair value of the warrants was determined to be $15,358, which was recognized as warrant expense. These warrants vested immediately upon grant (January 2, 2019) and will expire in five years from the date of grant. In March 2019, 400,000 of these warrants were exercised for which the Company received proceeds of $1,900. uring the year ended  No warrants were granted during the year ended December 31, 2018.

NOTE G — SERIES A CONVERTIBLE PREFERRED STOCK

On March 13, 2020, the Company’s board of directors made the determination that it was in the best interest of the Company and its shareholders to conserve the Company’s working capital at this time and not make the annual dividend payment for the year ended December 31, 2019, on its Series A convertible preferred stock (the “Series A”). The Company has never made an annual dividend payment on its Series A.

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

Due to the unstated dividend cost arising from the gradually increasing dividends on the Series A, the Company calculated a discount on the Series A at the time of issuance as the present value of the difference between (i) the dividends that are payable in the periods preceding commencement of the perpetual twelve cents per share per annum dividend; and (ii) the perpetual twelve cents per share per annum dividend for a corresponding number of periods; discounted at a market rate of 12% totaling $309,337. The Series A was valued at the market price on the respective date of issuance for a total value of $672,472. The discount will be amortized over the periods preceding commencement of the perpetual dividend, by charging imputed dividend cost against retained earnings and increasing the carrying amount of the Series A by a corresponding amount. The discount amortization for the years ended December 31, 2019 and 2018 was $13,287 and $20,174, respectively. The discount amortization per share for the years 2019 and 2018 was $0.02 and $0.03, respectively. As of December 31, 2019, the aggregate outstanding accumulated arrearages of cumulative dividend was $188,817 or if issued in common shares, 6,293,907 shares.

The Series A was originally issued as non-voting and provided that in the event that the Company failed, for any reason, to make a dividend payment as set forth above, then each share of the Series A shall thereafter be entitled to two votes upon any matter that the holders of the common stock of the Company are entitled to vote upon.  Since the Series A issuance in 2013, the Company’s board of directors determined annually that it was in the best interest of the Company and its shareholders to conserve the Company’s working capital and has not made the annual dividend payment. As a result, each share of the Series A is entitled to two votes upon any matter that the holders of the common stock of the Company are entitled to vote upon.

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

Pursuant to and upon execution of its headquarters office space lease in the fourth quarter of 2019, the Company’s landlord transferred back to the Company 114,792 shares of the Company’s Series A which had been previously issued to the landlord in 2013, in satisfaction of $114,792 in unpaid rental payments which were then outstanding.   Of these shares returned, 62,378 shares were reassigned to the CEO by reducing deferred compensation payable, and the remaining 52,414 were cancelled.

During the fourth quarter of 2019, the Company repurchased 59,634 shares of the Series A in return for a payment of $20,276.

As of December 31, 2019, there were 875,054 shares of Series A outstanding with voting power representing 10.74% of the total voting power of the Company’s outstanding stock.

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

Consideration:
Cash	$246,500
Assumption of deferred revenue	8,366
Waived service obligation for February 2018	10,006
Total consideration	$264,872

Total assets sold:
Customer contracts	$-
Fiber innerduct	3,248
Fiber strands	-
Customer CPE	-
Total assets	3,248
Transactional costs	28,347
Total basis	$31,595
Net gain	$233,277

Assets and Liabilities of Discontinued Operations

	December 31,
	2019	2018
Carrying amounts of assets included in discontinued operations
Cash	$854	$775
Total Assets of Discontinued Operations	$854	$775

Carrying amounts of liabilities included in discontinued operations
Accounts payable	$43,914	$42,905
Accrued and other liabilities	8,094	9,458
Total Liabilities of Discontinued Operations	$52,008	$52,363

Operating Results of Discontinued Operations

	December 31,
	2019	2018
Revenues included in discontinued operations
Total revenue	$-	$28,091

Operating costs and expenses included in discontinued operations
Cost of revenue	$-	$84,301
Selling, general and administrative expenses	1,595	8,666
Depreciation and amortization	-	9,273
Interest expense	-	51
Total operating costs and expenses discontinued operations	1,595	102,291

Other Income included in discontinued operations
Gain on sale of assets	-	233,277
Other income from applied customer deposits	638	8,396
Net Income (Loss) from Discontinued Operations	$(957)	$167,473
Net Income (Loss) per share from discontinued operations basic and diluted	$(0.00)	$0.01

Cash Flows from Discontinued Operations

	December 31
	2019	2018
Net cash used in operating activities	(1,390)	(59,319)
Net cash provided by investing activities	-	218,153
Net cash used in financing activities	-	(116,592)
Net cash provided by (used in) discontinued operations	(1,390)	42,242

NOTE J – SUBSEQUENT EVENTS

In February 2020, the Company granted 1,108,000 employee stock options to 15 employees with an exercise price of $0.01. The stock options shall vest one-third each year starting in February 28, 2021, and shall expire on February 28, 2030.

As the global spread of COVID-19 continues, the pandemic has disrupted economies worldwide and its ultimate impacts are uncertain. While the ultimate impacts of COVID-19 cannot be determined, they are expected to have material and adverse economic effects, and the pandemic could materially and adversely affect the Company’s business, financial condition and results of operations.