Form 10-Q
period 2020-03-31
FULLNET COMMUNICATIONS INC
filed 2020-05-15
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 15, 2020, 14,539,675 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (Unaudited)	DECEMBER 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$842,647	$612,005
Accounts receivable, net	6,162	943
Prepaid expenses and other current assets	33,524	19,986

Total current assets	882,333	632,934

PROPERTY AND EQUIPMENT, net	60,608	57,751

OTHER ASSETS AND INTANGIBLE ASSETS	18,250	18,250

RIGHT OF USE LEASED ASSET	593,237	618,333

TOTAL ASSETS	$1,554,428	$1,327,268

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$60,213	$50,786
Accrued and other liabilities	505,211	475,776
Operating lease liability – current portion	105,869	103,651
Deferred revenue	670,417	508,861

Total current liabilities	1,341,710	1,139,074

OPERATING LEASE LIABILITY – net of current portion	487,368	514,682
Total liabilities	1,829,078	1,653,756

SHAREHOLDERS’ DEFICIT
Preferred stock - $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 875,054 shares in 2020 and 2019	557,390	554,516
Common stock - $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 14,539,675 and 14,539,675 shares in 2020 and 2019, respectively	145	145
Additional paid-in capital	8,937,876	8,939,519
Accumulated deficit	(9,770,061)	(9,820,668)
Total stockholders’ deficit	(274,650)	(326,488)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,554,428	$1,327,268

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2020	March 31, 2019
REVENUES
Total revenue	714,347	599,831

OPERATING COSTS AND EXPENSES
Cost of revenue	108,671	76,794
Selling, general and administrative expenses	554,662	490,012
Depreciation and amortization	2,190	4,180
Total operating costs and expenses	665,523	570,986

INCOME FROM OPERATIONS	48,824	28,845

OTHER INCOME	1,783	89,958
INTEREST EXPENSE	-	(277)

NET INCOME	$50,607	$118,526
Preferred stock dividends	(20,375)	(20,636)
Net income available to common shareholders	$30,232	$97,890

Net income per share:
Net income – basic and diluted	$0.00	$0.01

Weighted average common shares outstanding:
Basic	14,539,675	13,741,009
Diluted	16,501,851	16,248,621

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

Three Months Ended March 31, 2020

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2020	14,539,675	$145	875,054	$554,516	$8,939,519	$(9,820,668)	$(326,488)

Stock options compensation	-	-	-	-	1,231	-	1,231

Amortization of increasing dividend rate preferred stock discount	-	-	-	2,874	(2,874)	-	-

Net income	-	-	-	-	-	50,607	50,607

Balance at March 31, 2020 – (unaudited)	14,539,675	$145	875,054	$557,390	$8,937,876	$(9,770,061)	$(274,650)

Three Months Ended March 31, 2019

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2019	13,621,009	$136	987,102	$638,849	$8,765,712	$(10,137,958)	$(733,261)

Stock options compensation	-	-	-	-	17,931	-	17,931

Amortization of increasing dividend rate preferred stock discount	-	-	-	3,362	(3,362)	-	-

Warrants issued	-	-	-	-	15,358	-	15,358

Warrants exercised	400,000	4	-	-	1,896	-	1,900

Net income	-	-	-	-	-	118,526	118,526

Balance at March 31, 2019 – (unaudited)	14,021,009	$140	987,102	$642,211	$8,797,535	$(10,019,432)	$(579,546)

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,607	$118,526
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,190	4,180
Noncash lease expense	25,096	36,634
Stock options and warrants expense	1,231	33,289
Provision for (recovery of) uncollectible accounts receivable	1,812	(2,001)
Net (increase) decrease in
Accounts receivable	(7,031)	6,871
Prepaid expenses and other current assets	(13,538)	(10,755)
Net increase (decrease) in
Accounts payable	9,427	(289)
Accounts payable – related party	-	(1,000)
Accrued and other liabilities	29,435	19,051
Deferred revenue	161,556	74,296
Operating lease obligation	(25,096)	(32,557)
Net cash provided by operating activities	235,689	246,245

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(5,047)	-
Net cash used in investing activities	(5,047)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	-	(27,888)
Exercise of warrants	-	1,900
Net cash used in financing activities	-	(25,988)

NET INCREASE IN CASH AND CASH EQUIVALENTS	230,642	220,257
Cash and cash equivalents at beginning of period	612,005	246,237
Cash and cash equivalents at end of period	$842,647	$466,494

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	277

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use assets and operating lease liabilities recognized	-	$ 1,077,123
Amortization of increasing dividend rate preferred stock discount	$2,874	$3,362

See accompanying notes to the unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements and related notes of FullNet Communications and its subsidiaries (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2019.

Certain reclassifications have been made to prior period balances to conform with the presentation for the current period. These reclassifications did not impact the net income for the prior period.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2020.

COVID-19 Pandemic

As the global spread of COVID-19 continues, the pandemic has disrupted economies worldwide and its ultimate impacts are uncertain. While the ultimate impacts of COVID-19 cannot be determined, they have had and will continue to have material and adverse economic effects, and the pandemic could materially and adversely affect the Company’s business, financial condition and results of operations.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. The guidance is effective for interim and annual periods beginning after December 15, 2019. The Company adopted this guidance effective January 1, 2020. The adoption of ASU No. 2018-15 did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment", which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2019. The Company adopted this guidance effective January 1, 2020. The adoption of ASU No. 2017-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (as amended through March 2020), “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. ASU No. 2016-13 introduced a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables, contract assets and held-to-maturity debt securities. The Company adopted this guidance effective January 1, 2020.  The adoption of ASU No. 2016-13 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes", which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. This guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements.

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

The reconciliation of basic and diluted income per share are as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income:
Net income from operations	$50,607	$118,526
Preferred stock dividends	(20,375)	(20,636)
Net income available to common shareholders	30,232	97,890

Basic income per share:
Weighted average common shares outstanding used in income per share	14,539,675	13,741,009
Basic income per share	0.00	0.01

Diluted income per share:
Shares used in diluted income per share	16,501,851	16,248,621
Diluted income per share	0.00	0.01

Computation of shares used in income per share:
Weighted average shares and share equivalents outstanding – basic	14,539,675	13,741,009
Effect of dilutive stock options	1,741,198	2,245,133
Effect of dilutive warrants	220,978	262,479
Weighted average shares and share equivalents outstanding – diluted	16,501,851	16,248,621

Schedule of Anti-dilutive Securities Excluded
	Three Months Ended
	March 31, 2020	March 31, 2019
Stock options	300,000	3,000
Preferred stock	875,054	987,102
Convertible promissory notes	-	27,888
Total anti-dilutive securities excluded	1,175,054	1,017,990

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

The Company has historically experienced significant operating losses with cumulative losses from inception of approximately $10 million. These losses have resulted in a negative working capital position of approximately $459,000 at March 31, 2020, of which approximately $333,000 of the Company’s current liabilities is owed to its officers and directors, and approximately $670,000 of the Company’s current liabilities is deferred revenue. The Company’s officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize the Company’s ability to continue as a going concern. The deferred revenue represents advance payments for services from the Company’s customers which will be satisfied by its delivery of services in the normal course of business and will not require settlement in cash.

The Company started a number of initiatives in 2017 which included revenue enhancement initiatives, cost saving initiatives and the sale of excess assets. The Company has been successful with its revenue enhancement and cost saving initiatives, and in selling certain excess assets in the third quarter of 2018 and the first quarter of 2019.

As a result of these initiatives, the Company generated positive cash flow from its operating activities of approximately $236,000 and $246,000, for the three months ending March 31, 2020 and 2019, respectively. In addition, the Company was able to generate net income of approximately $51,000 and $119,000, for the three months ending March 31, 2020 and 2019, respectively.

Management expects that the success of these initiatives will provide the Company with sufficient liquidity for it to operate for the next 12 months.

As a result of the revenue enhancement initiatives, the cost saving initiatives and the excess asset sales, the Company has been able to significantly improve its working capital position and alleviate any substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-05. We believe that the actions discussed above mitigate the substantial doubt raised by our prior operating losses and satisfy our estimated liquidity needs 12 months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate additional liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. Additionally, a failure to generate additional liquidity could negatively impact our ability to effectively execute our business plan.

3.     STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the three months ended March 31, 2020:

Schedule of Employee Stock Option Activity
	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2019	2,318,835	$0.010	6.42

Options exercisable, December 31, 2019	1,628,165	$0.007	6.00	$ 37,682

Options issued during the period	1,108,000	$0.010

Options expired during the period	-	-

Options outstanding March 31, 2020	3,426,835	$0.010	7.39

Options exercisable March 31, 2020	2,116,835	$0.008	6.02	$ 7,902

During the three months ended March 31, 2020, 1,108,000 nonqualified employee stock options were granted with an exercise price of $0.01 per option. The options were valued using Black-Scholes option pricing model on the respective date of issuance and the fair value of the shares was determined to be $11,052 of which $307 was recognized as stock-based compensation expense for the three months ended March 31, 2020. These stock options will vest one-third on each annual anniversary of the grant date (February 28, 2020) and will expire ten years from the date of the grant.

Total stock-based compensation expense for the three months ended March 31, 2020 was $1,231 of which $307 was related to options issued during the three months ended March 31, 2020 and $924 was related to options issued in prior years. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the three   months ended March 31, 2020:

2020
Risk free interest rate	0.89%
Expected lives (in years)	5
Expected volatility	208%
Dividend yield	0%

4.     WARRANT ACTIVITY

The following table summarizes the Company’s warrant activity for the three months ended March 31, 2020:

Schedule of Warrant Activity
	Warrants	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Warrants outstanding December 31, 2019	290,000	$0.004	3.41

Warrants exercisable December 31, 2019	290,000	$0.004	3.41	$ 7,550

Warrants outstanding March 31, 2020	290,000	$0.004	3.16

Warrants exercisable March 31, 2020	290,000	$0.004	3.16	$ 1,750

During the three months ended March 31, 2020, no warrants were issued or exercised.

5.     SERIES A CONVERTIBLE PREFERRED STOCK

On March 13, 2020 the Company’s board of directors determined that it was in the best interest of the Company and its shareholders to conserve the Company’s working capital at this time and not make the annual dividend payment for the year ending December 31, 2019, on its Series A Convertible Preferred Stock. The Company has never made an annual dividend payment on its Series A convertible preferred stock. As of March 31, 2020, the aggregate outstanding accumulated arrearages of cumulative dividend was $206,318 or if issued in common shares, 20,631,829 shares.

The amortization of the increasing dividend rate preferred stock discount for the three months ended March 31, 2020 was $2,874.

6.     LEASES

We determine if a contract contains a lease by evaluating the nature and substance of the agreement. The only lease that we have is the real estate lease for our headquarters facility, which was originally executed on December 2, 1999, and which has been extended several times. This lease was renewed for a term of five additional years. We recognize lease expense for this lease on a straight-line basis over the lease term.

We used our incremental borrowing rate (8.5%) in determining the present value of the lease payments over the lease expiration date of December 31, 2024. At March 31, 2020, the remaining future cash payments under our lease total to $723,102.

For the three months ended March 31, 2020, we amortized $25,096 of our operating right-of-use, or ROU, asset and made payments of the associated lease liability for the same amount. At March 31, 2020, an operating ROU asset and liability of $593,237, each, are included on our condensed consolidated balance sheet.

For the three months ended March 31, 2020, our fixed operating lease cost was $38,058, which is included within operating costs and expenses in our condensed consolidated statement of operations. For the three months ended March 31, 2019, our fixed operating lease cost was $59,522.

Future minimum lease payments under non-cancellable operating lease as of March 31, 2020, were as follows:

Year ending December 31,
2020 (nine months remaining)	$114,174
2021	152,232
2022	152,232
2023	152,232
2024	152,232
Total future minimum lease payments	723,102
Present value of discount	(129,865)
Current portion lease liability	(105,869)
Long-term lease liability	$487,368

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our 2019 Annual Report on Form 10-K and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2019 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and group message delivery industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.

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

COVID-19 Pandemic

The global outbreak of the coronavirus disease (COVID-19), which the World Health Organization has characterized as a “pandemic”, has resulted in a crisis affecting economies and financial markets worldwide. The pandemic, and its attendant economic damage, could adversely affect our business, results of operations and financial condition. The ultimate extent of its impact on us will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and severity of the pandemic and actions taken to contain or prevent its further spread, among others. These and other potential impacts of COVID-19 could therefore materially and adversely affect our business, financial condition and results of operations.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020		March 31, 2019
	Amount	Percent	Amount	Percent
Revenues:
Total revenue	714,347	100.0	599,831	100.0

Cost of revenue	108,671	15.2	76,794	12.8
Selling, general and administrative expenses	554,662	77.6	490,012	81.7
Depreciation and amortization	2,190	0.3	4,180	0.7
Total operating costs and expenses	665,523	93.1	570,986	95.2

Income from operations	48,824	6.8	28,845	4.8
Other income	1,783	0.2	89,958	15.0
Interest expense	-	-	(277)	(0.1)
Net income	50,607	7.0	118,526	19.7

Preferred stock dividends	(20,375)	(2.8)	(20,636)	(3.4)

Net income available to common shareholders	30,232	4.2	$97,890	16.3

Three Months Ended March 31, 2020 (the “2020 1st Quarter”) Compared to Three Months Ended March 31, 2019 (the “2019 1st Quarter”)

Revenues

Total revenue increased $114,516 or 19.1% to $714,347 for the 2020 1st Quarter from $599,831 for the same period in 2019. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

In the 2020 1st Quarter, we had interest income of $1,783. In the 2019 1st Quarter, we had interest income of $1,515 and other income of $81,920 from the sale of a block of excess IPv4 numbers and $6,523 from the recalculation of the long-term lease asset.

Operating Costs and Expenses

Cost of revenue increased $31,877 or 41.5% to $108,671 for the 2020 1st Quarter from $76,794 for the same period in 2019.  This increase was primarily related to servicing new customers added through growth of business. Cost of revenue as a percentage of total revenue increased to 15.2% during the 2020 1st Quarter, compared to 12.8% during the same period in 2019, as a result of increased utilization of higher cost components of our service offerings combined with price increases from our vendors.

Selling, general and administrative expenses increased $64,650 or 13.2% to $554,662 for the 2020 1st Quarter compared to $490,012 for the same period in 2019. This increase was primarily related to increases in advertising, employee costs, credit card fees, and bad debt expense of $87,877, $17,790, $6,785, and $3,813, respectively, which were offset by decreases in rent, professional services, and repairs and maintenance of $28,731, $19,717, and $3,167, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased to 77.6% during the 2020 1st Quarter from 81.7% during the same period in 2019.

Depreciation and amortization expense decreased $1,990 or 47.6% to $2,190 for the 2019 1st Quarter compared to $4,180 for the same period in 2019. This decrease was related to several assets reaching full depreciation during the 2020 1st Quarter.

  Interest Expense

Interest expense decreased $277 or 100.0% to zero for the 2020 1st Quarter compared to $277 for the same period in 2019.  This decrease was primarily related to the payoff of the notes payable made during the 1st Quarter of 2019.

Net Income

For the 2020 1st Quarter, we realized net income of $50,607 compared to net income of $118,526 for the same period in 2019.  The decrease was due primarily to a decrease in other income from the sale of IPv4 numbers of $81,290 in the 1st Quarter of 2019 that was not present in the 1st Quarter of 2020.

Liquidity and Capital Resources

As of March 31, 2020, we had $842,647 in cash and $882,333 in current assets and $1,341,710 in current liabilities. Current liabilities consist primarily of $505,211 in accrued and other liabilities, of which $333,396 is owed to our officers and directors, and $670,417 in deferred revenue. Our officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

At March 31, 2020 and December 31, 2019, we had working capital deficits of $459,377 and $506,140, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of March 31, 2020, $45,865 of the $60,213 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the three-month periods ended March 31, 2020 and 2019 consist of the following:

	For the Three-Month Period Ended March 31,
	2020	2019
Net cash flows provided by operating activities	$235,689	$246,245
Net cash flows used in investing activities	(5,047)	-
Net cash flows used in financing activities	-	(25,988)

Cash used for the purchase of property and equipment was $5,047 in the three months ended March 31, 2020. No property or equipment were purchased in the three months ended March 31, 2019.

No intangible assets were purchased in the three months ended March 31, 2020 and 2019.

Cash used for the payoff of the note payable in the three months ended March 31, 2019 was $27,888.

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

Our ability to fund the capital expenditures and other costs contemplated by our business plan in the near term will depend upon, among other things, primarily our ability to generate consistent net income and positive cash flow from operations. Capital will be needed in order to implement our business plan, expand our operations and obtain and retain a significant number of customers in our target markets. Each of these factors is, to a large extent, subject to economic, financial, competitive, political, regulatory, and other factors, many of which are beyond our control.

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

On March 13, 2020, the Company’s board of directors made the determination that it was in the best interest of the Company and its shareholders to conserve our working capital at this time and not make the annual dividend payment for the year ending December 31, 2019. We have never made an annual dividend payment on our Series A convertible preferred stock.

Financing Activities

We had a secured convertible promissory note from a shareholder which required monthly installments of $600, including principal and interest. This note was secured by certain equipment. The outstanding balance of $27,888 was paid in full on February 26, 2019

Critical Accounting Policies and Estimates

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

Access service revenues are recognized on a monthly basis over the life of each contract as services are provided. Contract periods range from monthly to yearly. Carrier-neutral telecommunications colocation revenues, and advanced voice and data services are recognized on a monthly basis over the life of the contract as services are provided. Revenue that is received in advance of the services provided is deferred until the services are provided by us. Revenue related to set up charges is also deferred and amortized over the life of the contract.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of March 31, 2020 pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In February 2020, we granted 1,108,000 employee stock options, the disclosure of which was reported in a Form 8-K dated February 28, 2020, and filed with the SEC.

Item 5.     Other Information

During the three months ended March 31, 2020, all events reportable on Form 8-K were reported.

Item 6.     Exhibits

(a)	The following exhibits are either filed as part of or are incorporated by reference in this Report:

Exhibit
Number		Exhibit

	4.4	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of FullNet Communications, Inc.	1

	10.23	IPv4 Numbers Purchase Agreement executed February 4, 2019, by and between FullNet Communications, Inc. and Paycom Payroll, LLC.	2

	10.24	Lease Agreements between the Company and BOKP Tower, LLC, dated November 22, 2019	3

	31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

	101.INS	XBRL Instance Document	**
	101.SCH	XBRL Taxonomy Extension Schema Document	**
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

1	Incorporated by reference to Exhibit 4.18 to the Form 8-K filed June 7, 2013

2	Incorporated by reference to Exhibit 10.23 to the Form 10-K filed April 1, 2019

3	Incorporated by reference to Exhibit 10.24 to the Form 10-K filed April 10, 2020

*	Filed herewith.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: May 15, 2020	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer