Form 10-Q
period 2020-06-30
FULLNET COMMUNICATIONS INC
filed 2020-08-14
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, 14,997,749 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (Unaudited)	DECEMBER 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$790,858	$612,005
Accounts receivable, net	5,600	943
Prepaid expenses and other current assets	39,167	19,986

Total current assets	835,625	632,934

PROPERTY AND EQUIPMENT, net	58,399	57,751

OTHER ASSETS AND INTANGIBLE ASSETS	30,828	18,250

RIGHT OF USE LEASED ASSET	567,605	618,333

TOTAL ASSETS	$1,492,457	$1,327,268

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$50,960	$50,786
Accrued and other liabilities	382,642	475,776
Operating lease liability – current portion	108,135	103,651
Deferred revenue	723,359	508,861

Total current liabilities	1,265,096	1,139,074

OPERATING LEASE LIABILITY – net of current portion	459,470	514,682
Total liabilities	1,724,566	1,653,756

SHAREHOLDERS’ DEFICIT
Preferred stock - $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 568,257 and 875,054 shares in 2020 and 2019, respectively	349,910	554,516
Common stock - $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 14,539,675 and 14,539,675 shares in 2020 and 2019, respectively	150	145
Additional paid-in capital	9,046,267	8,939,519
Accumulated deficit	(9,628,436)	(9,820,668)
Total shareholders’ deficit	(232,109)	(326,488)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,492,457	$1,327,268

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
REVENUES
Total revenue	$888,435	$557,981	$1,602,782	$1,157,812

OPERATING COSTS AND EXPENSES
Cost of revenue	133,524	80,404	242,195	157,198
Selling, general and administrative expenses	611,194	459,147	1,165,856	949,159
Depreciation and amortization	2,209	4,100	4,399	8,280
Total operating costs and expenses	746,927	543,651	1,412,450	1,114,637

INCOME FROM OPERATIONS	141,508	14,330	190,332	43,175

OTHER INCOME	117	2,914	1,900	92,872
INTEREST EXPENSE	-	-	-	(277)

NET INCOME	$141,625	$17,244	$192,232	$135,770
Preferred stock dividends	(13,163)	(20,636)	(33,538)	(41,272)
Net income (loss) available to common shareholders	$128,462	$(3,392)	$158,694	$94,498

Net income (loss) per share:
Basic and diluted	$0.01	$(0.00)	$0.01	$0.01

Weighted average common shares outstanding:
Basic	14,542,192	14,271,793	14,542,192	14,007,867
Diluted	17,599,562	14,271,793	17,182,766	16,594,615

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

Three Months Ended June 30, 2020

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at March 31, 2020	14,539,675	$145	875,054	$557,390	$8,937,876	$(9,770,061)	$(274,650)

Stock options expense	-	-	-	-	22,211	-	22,211

Common stock issued for repurchase of preferred stock	458,074	5	-	-	22,899	-	22,904

Preferred stock repurchased	-	-	(356,797)	(235,951)	37,927	-	(198,024)

Repurchased preferred stock assigned to settle related party liability	-	-	50,000	27,750	26,075	-	53,825

Amortization of increasing dividend rate preferred stock discount	-	-	-	721	(721)	-	-

Net income	-	-	-	-	-	141,625	141,625

Balance at June 30, 2020 – (unaudited)	14,997,749	$150	568,257	$349,910	$9,046,267	$(9,628,436)	$(232,109)

Six Months Ended June 30, 2020

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2020	14,539,675	$145	875,054	$554,516	$8,939,519	$(9,820,668)	$(326,488)

Stock options expense	-	-	-	-	23,442	-	23,442

Common stock issued for repurchase of preferred stock	458,074	5	-	-	22,899	-	22,904

Preferred stock repurchased	-	-	(356,797)	(235,951)	37,927	-	(198,024)

Repurchased preferred stock assigned to settle related party liability	-	-	50,000	27,750	26,075	-	53,825

Amortization of increasing dividend rate preferred stock discount	-	-	-	3,595	(3,595)	-	-

Net income	-	-	-	-	-	192,232	192,232

Balance at June 30, 2020 – (unaudited)	14,997,749	$150	568,257	$349,910	$9,046,267	$(9,628,436)	$(232,109)

Three Months Ended June 30, 2019

Common stock	Preferred stock	Additional	Accumulated

	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at April 1, 2019	14,021,009	$140	987,102	$642,211	$8,797,535	$(10,019,432)	$(579,546)

Stock options compensation	-	-	-	-	2,055	-	2,055

Stock options exercised	38,666	-	-	-	116	-	116

Exercise of options by reducing deferred compensation payable	480,000	5	-	-	1,435	-	1,440

Amortization of increasing dividend rate preferred stock discount	-	-	-	3,362	(3,362)	-	-

Net income	-	-	-	-	-	17,244	17,244

Balance at June 30, 2019 – (unaudited)	14,539,675	$145	987,102	$645,573	$8,797,779	$(10,002,188)	$(558,691)

Six Months Ended June 30, 2019

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2019	13,621,009	$136	987,102	$638,849	$8,765,712	$(10,137,958)	$(733,261)

Stock options compensation	-	-	-	-	19,986	-	19,986

Stock options exercised	38,666	-	-	-	116	-	116

Exercise of options by reducing deferred compensation payable	480,000	5	-	-	1,435	-	1,440

Amortization of increasing dividend rate preferred stock discount	-	-	-	6,724	(6,724)	-	-

Warrants issued	-	-	-	-	15,358	-	15,358

Warrants exercised	400,000	4	-	-	1,896	-	1,900

Net income	-	-	-	-	-	135,770	135,770

Balance at June 30, 2019 – (unaudited)	14,539,675	$145	987,102	$645,573	$8,797,779	$(10,002,188)	$(558,691)

See accompanying notes to unaudited condensed consolidated financial statements

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$192,232	$135,770
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,399	8,280
Noncash lease expense	50,728	73,267
Stock options and warrants expense	23,442	35,344
Provision for (recovery of) uncollectible accounts receivable	2,523	(1,847)
Common stock issued for prior preferred stock repurchase charged to expense	3,280	-
Net (increase) decrease in
Accounts receivable	(7,179)	6,834
Prepaid expenses and other assets	(31,760)	(14,264)
Net increase (decrease) in
Accounts payable	174	1,259
Accounts payable – related party	-	(4,000)
Accrued and other liabilities	(39,309)	23,325
Deferred revenue	214,498	61,632
Operating lease obligation	(50,728)	(65,113)
Net cash provided by operating activities	362,300	260,487

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(5,047)	-
Net cash used in investing activities	(5,047)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	-	(27,888)
Exercise of options	-	116
Exercise of warrants	-	1,900
Payments for repurchase of preferred stock	(178,400)	-
Net cash used in financing activities	(178,400)	(25,872)

NET INCREASE IN CASH AND CASH EQUIVALENTS	178,853	234,615
Cash and cash equivalents at beginning of period	612,005	246,237
Cash and cash equivalents at end of period	$790,858	$480,852

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$277

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use assets and operating lease liabilities recognized	$-	$1,077,123
Repurchased preferred stock assigned to settle related party liability	$53,825	$-
Common stock issued in connection with repurchase of preferred stock	$19,624	$-
Amortization of increasing dividend rate preferred stock discount	$3,595	$6,724
Exercise of options by reducing deferred compensation payable	$-	$1,440

See accompanying notes to the unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements and related notes of FullNet Communications and its subsidiaries (“we”, “our”, collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2019.

Certain reclassifications have been made to prior period balances to conform with the presentation for the current period. These reclassifications did not impact the net income for the prior period.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ended December 31, 2020.

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

In June 2016, the FASB issued ASU No. 2016-13 (as amended through June 2020), “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. ASU No. 2016-13 introduced a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables, contract assets and held-to-maturity debt securities. The Company chose early adoption of this guidance effective January 1, 2020. The adoption of ASU No. 2016-13 did not have a material impact on the Company’s consolidated financial statements.

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

Income (Loss) Per Share

Income (loss) per share – basic is calculated by dividing net income (loss) by the weighted average number of shares of stock outstanding during the year, including shares issuable without additional consideration. Income per share, assuming dilution, is calculated by dividing net income by the weighted average number of shares outstanding during the year adjusted for the effect of dilutive potential shares calculated using the treasury stock method for options and warrants and the “if converted” method for convertible preferred stock.

The reconciliation of basic and diluted income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income:
Net income from operations	$141,625	$17,244	$192,232	$135,770
Preferred stock dividends	(13,163)	(20,636)	(33,538)	(41,272)
Net income (loss) available to common shareholders	128,462	(3,392)	158,694	94,498

Basic income (loss) per share:
Weighted average common shares outstanding used in income (loss) per share	14,542,192	14,271,793	14,542,192	14,007,867
Basic income (loss) per share	0.01	(0.00)	0.01	0.01

Diluted income (loss) per share:
Shares used in diluted income (loss) per share	17,599,562	14,271,793	17,182,766	16,594,615
Diluted income (loss) per share	0.01	(0.00)	0.01	0.01

Computation of shares used in income (loss) per share:
Weighted average shares and share equivalents outstanding – basic	14,542,192	14,271,793	14,542,192	14,007,867
Effect of preferred stock	-	-	-	987,102
Effect of dilutive stock options	2,717,207	-	2,315,321	1,335,155
Effect of dilutive warrants	340,163	-	325,253	264,491
Weighted average shares and share equivalents outstanding – diluted	17,599,562	14,271,793	17,182,766	16,594,615

Schedule of Anti-dilutive Securities Excluded
	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Stock options	269,000	2,332,168	299,000	-
Preferred stock	568,257	987,102	568,257	-
Warrants	-	290,000	-	3,000
Convertible promissory notes	-	-	-	27,888
Total anti-dilutive securities excluded	837,257	3,609,270	867,257	30,888

Anti-dilutive securities consist of stock options, warrants, and convertible promissory notes whose exercise price or conversion price, respectively, was greater than the average market price of the common stock.

2.     MANAGEMENT'S PLANS

On August 27, 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

The Company has historically experienced significant operating losses with cumulative losses from inception of approximately $10 million. These losses have resulted in a negative working capital position of approximately $429,000 at June 30, 2020, of which approximately $267,000 of the Company’s current liabilities is owed to its officers and directors, and approximately $723,000 of the Company’s current liabilities is deferred revenue. The Company’s officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize the Company’s ability to continue as a going concern. The deferred revenue represents advance payments for services from the Company’s customers which will be satisfied by its delivery of services in the normal course of business and will not require settlement in cash.

The Company started a number of initiatives in 2017 which included revenue enhancement initiatives, cost saving initiatives and the sale of excess assets. The Company has been successful with its revenue enhancement and cost saving initiatives, and in selling certain excess assets in the third quarter of 2018 and the first quarter of 2019.

As a result of these initiatives, the Company has been able to generate net income and positive net cash flow for each of the past two years. The Company generated positive cash flow from its operating activities of approximately $362,000 and $260,000, for the six months ended June 30, 2020 and 2019, respectively. In addition, the Company was able to generate net income of approximately $192,000 and $136,000, for the six months ended June 30, 2020 and 2019, respectively.

Management expects that the success of its revenue enhancement and cost saving initiatives will provide the Company with sufficient liquidity for it to operate for the next 12 months.

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

3.     STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the six months ended June 30, 2020:

Schedule of Employee Stock Option Activity
	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2019	2,318,835	$ 0.010	6.42

Options exercisable, December 31, 2019	1,628,165	$ 0.007	6.00	$ 37,682

Options issued during the period	2,036,000	$ 0.015

Options expired during the period	-	-

Options outstanding June 30, 2020	4,354,835	$ 0.012	7.73

Options exercisable June 30, 2020	3,044,835	$ 0.012	7.04	$ 116,599

During the six months ended June 30, 2020, 2,036,000 nonqualified employee stock options were granted with an exercise price of $0.01 per option for 1,108,000 options and $0.02 for 928,000 options. The options were valued using Black-Scholes option pricing model on the respective date of issuance and the fair value of the options was determined to be $29,270 of which $19,614 was recognized as stock-based compensation expense for the six months ended June 30, 2020. 1,108,000 of the stock options will vest one-third on each annual anniversary of the grant date (February 28, 2020) and 928,000 of the stock options vested immediately at the grant date (June 3, 2020).  All will expire ten years from the date of the grant.

Total stock-based compensation expense for the six months ended June 30, 2020 was $21,484 of which $19,614 was related to options issued during the six months ended June 30, 2020 and $1,870 was related to options issued in prior years. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the six months ended June 30, 2020:

2020
Risk free interest rate	0.38% - 0.89%
Expected lives (in years)	5
Expected volatility	208% - 236%
Dividend yield	0%

4.     WARRANT ACTIVITY

The following table summarizes the Company’s warrant activity for the six months ended June 30, 2020:

Schedule of Warrant Activity
	Warrants	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Warrants outstanding December 31, 2019	290,000	$ 0.004	3.41

Warrants exercisable December 31, 2019	290,000	$ 0.004	3.41	$ 7,550

Warrants issued during the period	100,000	$ 0.004

Warrants outstanding June 30, 2020	390,000	$ 0.004	2.40

Warrants exercisable June 30, 2020	390,000	$ 0.004	2.40	$ 17,950

During the six months ended June 30, 2020, 100,000 common stock purchase warrants were granted with an exercise price of $0.004 per warrant. The warrants were valued using the Black-Scholes warrant pricing model on the date of issuance and the fair value of the shares was determined to be $1,958, which was recognized as expense for the six months ended June 30, 2020. These warrants vested immediately upon grant (June 2, 2020) and will expire one year from the date of the grant. There were no warrants exercised during the six months ended June 30, 2020.

5.     SERIES A CONVERTIBLE PREFERRED STOCK

On March 13, 2020, the Company’s board of directors determined that it was in the best interest of the Company and its shareholders to conserve the Company’s working capital at this time and not make the annual dividend payment for the year ended December 31, 2019, on its Series A convertible preferred stock. The Company has never made an annual dividend payment on its Series A convertible preferred stock. As of June 30, 2020, the aggregate outstanding accumulated arrearages of cumulative dividend was $145,348 or if issued in common shares, 2,906,950 shares.

During June 2020, the Company repurchased 356,797 shares of its Series A convertible preferred stock in return for the issuance of 392,477 shares of its common stock with a fair value of $19,624 and a payment of $178,400. The Company assigned 50,000 shares of the repurchased Series A convertible preferred stock to settle a related party liability of $53,825, and the remaining 306,797 shares were cancelled. Also during June 2020, an additional 65,597 shares of common stock with a fair value of $3,280 were issued and $9,541 was paid to a former preferred shareholder to equitably adjust the repurchase price of the Series A convertible preferred shares at the end of 2019 to those made in the second quarter of 2020. As of June 30, 2020, there were 568,257 shares of Series A convertible preferred stock outstanding.

The amortization of the increasing dividend rate preferred stock discount for the six months ended June 30, 2020 was $3,595.

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

We used our incremental borrowing rate (8.5%) in determining the present value of the lease payments over the lease expiration date of December 31, 2024. At June 30, 2020, the remaining future cash payments under our lease total to $685,044.

For the six months ended June 30, 2020, we amortized $50,728 of our operating right-of-use, or ROU, asset and made payments of the associated lease liability for the same amount. At June 30, 2020, an operating ROU asset and liability of $567,605, each, are included on our condensed consolidated balance sheet.

For the six months ended June 30, 2020, our fixed operating lease cost was $76,116, which is included within operating costs and expenses in our condensed consolidated statement of operations. For the six months ended June 30, 2019, our fixed operating lease cost was $119,045.

Future minimum lease payments under non-cancellable operating lease as of June 30, 2020, were as follows:

Year ending December 31,
2020 (six months remaining)	$76,116
2021	152,232
2022	152,232
2023	152,232
2024	152,232
Total future minimum lease payments	685,044
Present value of discount	(117,439)
Current portion lease liability	(108,135)
Long-term lease liability	$459,470

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Total revenue	$888,435	100.0	$557,981	100.0	$1,602,782	100.0	$1,157,812	100.0

Cost of revenue	133,524	15.0	80,404	14.4	242,195	15.1	157,198	13.6
Selling, general and administrative expenses	611,194	68.8	459,147	82.3	1,165,856	72.7	949,159	82.0
Depreciation and amortization	2,209	0.2	4,100	0.7	4,399	0.3	8,280	0.7
Total operating costs and expenses	746,927	84.0	543,651	97.4	1,412,450	88.1	1,114,637	96.3

Income from operations	141,508	16.0	14,330	2.6	190,332	11.9	43,175	3.7
Other income	117	0.0	2,914	0.5	1,900	0.1	92,872	8.0
Interest expense	-	-	-	-	-	-	(277)	(0.0)
Net income	141,625	16.0	17,244	3.1	192,232	12.0	135,770	11.7

Preferred stock dividends	(13,163)	(1.5)	(20,636)	(3.7)	(33,538)	(2.1)	(41,272)	(3.6)

Net income available to common shareholders	$128,462	14.4	$(3,392)	(0.6)	$158,694	9.9	$94,498	8.2

Three Months Ended June 30, 2020 (the “2020 2nd Quarter”) Compared to Three Months Ended June 30, 2019 (the “2019 2nd Quarter”)

Revenues

Total revenue increased $330,454 or 59.2% to $888,435 for the 2020 2nd Quarter from $557,981 for the same period in 2019. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers and reflects an increased interest in the Company’s automated group text and voice message delivery service as a result of the COVIDL-19 pandemic. It is unlikely that this rate of increase will continue once the COVID-19 pandemic subsides.

In the 2020 2nd Quarter, we had interest income of $117. In the 2019 2nd Quarter, we had interest income of $2,914.

Operating Costs and Expenses

Cost of revenue increased $53,120 or 66.1% to $133,524 for the 2020 2nd Quarter from $80,404 for the same period in 2019. This increase was primarily related to servicing new customers added through growth of business. Cost of revenue as a percentage of total revenue increased to 15.0% during the 2020 2nd Quarter, compared to 14.4% during the same period in 2019, as a result of increased utilization of higher cost components of our service offerings combined with price increases from our vendors.

Selling, general and administrative expenses increased $152,047 or 33.1% to $611,194 for the 2020 2nd Quarter compared to $459,147 for the same period in 2019. This increase was primarily related to increases in advertising, employee costs, miscellaneous expense related to the Series A convertible preferred stock repurchase, professional services, bank and credit card fees, and commercial insurance of $93,088, $66,282, $12,227, $10,222, $9,356, and $4,216, respectively, which were offset by decreases in rent and meals expense of $40,456 and $2,475, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased to 68.8% during the 2020 2nd Quarter from 82.3% during the same period in 2019.

Depreciation and amortization expense decreased $1,891 or 46.1% to $2,209 for the 2020 2nd Quarter compared to $4,100 for the same period in 2019. This decrease was related to several assets reaching full depreciation during the 2020 2nd Quarter.

Net Income

For the 2020 2nd Quarter, we realized net income of $141,625 compared to net income of $17,244 for the same period in 2019.  The increase was due primarily to a 59.2 % increase in revenue with a 13.4% decrease in operating costs and expenses as a percentage of revenue.

Six Months Ended June 30, 2020 (the “2020 Period”) Compared to Six Months Ended June 30, 2019 (the “2019 Period”)

Revenues

Total revenue increased $444,970 or 38.4% to $1,602,782 for the 2020 Period from $1,157,812 for the same period in 2019. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers and reflects an increased interest in the Company’s automated group text and voice message delivery service as a result of the COVIDL-19 pandemic. It is unlikely that this rate of increase will continue once the COVID-19 pandemic subsides.

In the 2020 Period, we had interest income of $1,900. In the 2019 Period, we had other income of $92,872 made up of $3,906 of interest income, $81,920 from the sale of a block of excess IPv4 numbers, $523 of applied customer deposits, and $6,523 from the recalculation of the long-term asset.

Operating Costs and Expenses

Cost of revenue increased $84,997 or 54.1% to $242,195 for the 2020 Period from $157,198 for the same period in 2019. This increase was primarily related to servicing new customers added through growth of business. Cost of revenue as a percentage of total revenue increased to 15.1% during the 2020 Period, compared to 13.6% during the same period in 2019, as a result of increased utilization of higher cost components of our service offerings combined with price increases from our vendors.

Selling, general and administrative expenses increased $216,697 or 22.8% to $1,165,856 for the 2020 Period compared to $949,159 for the same period in 2019. This increase was primarily related to increases in advertising, employee costs, bank and credit card fees, miscellaneous expense related to the Series A convertible preferred stock repurchase, commercial insurance, and supplies of $180,966, $84,072, $16,139, $12,070, $5,304, and $1,926, respectively, which were offset by decreases in rent, professional services, and repairs and maintenance of $69,187, $9,495, and $5,169, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased to 72.7% during the 2020 Period from 82.0% during the same period in 2019.

Depreciation and amortization expense decreased $3,881 or 46.9% to $4,399 for the 2020 Period compared to $8,280 for the same period in 2019. This decrease was related to several assets reaching full depreciation during the 2020 Period.

Net Income

For the 2020 Period, we realized net income of $192,232 compared to net income of $135,770 for the same period in 2019.  The increase was due primarily to a 38.4 % increase in revenue with an 8.2% decrease in operating costs and expenses as a percentage of revenue.

Liquidity and Capital Resources

As of June 30, 2020, we had $790,858 in cash and $44,767 in other current assets and $1,265,096 in current liabilities. Current liabilities consist primarily of $382,642 in accrued and other liabilities, of which $266,676 is owed to our officers and directors, and $723,359 in deferred revenue. Our officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

At June 30, 2020 and December 31, 2019, we had working capital deficits of $429,471 and $506,140, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans if additional funds were needed. We believe that our current cash balance is sufficient for our current needs and do not anticipate drawing additional funds from borrowings.

As of June 30, 2020, $45,768 of the $50,960 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the six-month period ended June 30, 2020 and 2019 consist of the following:

	For the Six-Month Period Ended June 30,
	2020	2019
Net cash flows provided by operating activities	$ 362,300	$ 260,487
Net cash flows used in investing activities	(5,047)	-
Net cash flows used in financing activities	(178,400)	(25,872)

Cash used for the purchase of property and equipment was $5,047 in the six months ended June 30, 2020. No property or equipment were purchased in the six months ended June 30, 2019.

No intangible assets were purchased in the six months ended June 31, 2020 and 2019.

Cash used for the payoff of the note payable in the six months ended June 30, 2019 was $27,888.

During June, 2020, the Company repurchased 356,797 shares of its Series A convertible preferred stock in return for the issuance of 392,477 shares of its common stock and a payment of $178,400.  The Company assigned 50,000 shares of the repurchased preferred stock to settle a related party liability of $53,825.

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

Our ability to fund the capital expenditures and other costs contemplated by our business plan in the near term will depend upon, among other things, primarily our ability to generate consistent net income and positive cash flow from operations. Capital will be needed to implement our business plan, expand our operations and obtain and retain a significant number of customers in our target markets. Each of these factors is, to a large extent, subject to economic, financial, competitive, political, regulatory, and other factors, many of which are beyond our control.

There is no assurance that we will be successful in maintaining a level of cash flows from operations sufficient to permit payment of our liabilities and execution of our business plan. If we are unable to generate sufficient cash flows from operations, we will be required to modify or abandon our growth plans, limit our capital expenditures, restructure or refinance our liabilities or seek additional capital or liquidate our assets. There is no assurance that (i) any of these strategies could be effectuated on satisfactory terms, if at all, or on a timely basis or (ii) any of these strategies will yield sufficient proceeds to adequately fund operations.

On March 13, 2020, the Company’s board of directors made the determination that it was in the best interest of the Company and its shareholders to conserve our working capital at this time and not make the annual dividend payment for the year ended December 31, 2019. We have never made an annual dividend payment on our Series A convertible preferred stock.

Financing Activities

During June 2020, the Company repurchased 356,797 shares of its Series A convertible preferred stock in return for the issuance of 392,477 shares of its common stock and a payment of $178,400. The Company assigned 50,000 shares of the repurchased preferred stock to settle a related party liability of $53,825, and the remaining 306,797 shares were cancelled. Also during June 2020, an additional 65,597 shares of common stock were issued and $9,541 was paid to a former preferred shareholder to equitably adjust the repurchase price of the Series A convertible preferred shares at the end of 2019 to those made in the second quarter of 2020.

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

We review loss contingencies and evaluate the events and circumstances related to these contingencies. We disclose material loss contingencies that are possible or probable, but cannot be estimated. For loss contingencies that are both estimable and probable the loss contingency is accrued, and expense is recognized in the financial statements.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of June 30, 2020 pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

On June 2, 2020, we granted 100,000 common stock purchase warrants (the “Warrants”) with an expiration date of June 2, 2021, and an exercise price of $.004 per share.

On June 3, 2020, we granted 928,000 employee stock options, the disclosure of which was reported in a Form 8-K dated June 5, 2020, and filed with the SEC.

On June 26, 2020, the Company repurchased 356,797 shares of its Series A convertible preferred stock in return for the issuance of 392,477 shares of its common stock and a payment of $178,400. The Company assigned 50,000 shares of the repurchased preferred stock to settle a related party liability of $53,825, and the remaining 306,797 shares were cancelled. Also during June 2020, an additional 65,597 shares of common stock were issued and $9,541 was paid to a former preferred shareholder to equitably adjust the repurchase price of the Series A convertible preferred shares at the end of 2019 to those made in the second quarter of 2020.

Item 5.     Other Information

During the six months ended June 30, 2020, all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: August 14, 2020	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer