Form 10-K/A
period 2018-12-31
FULLNET COMMUNICATIONS INC
filed 2020-11-16
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

FullNet Communications, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2018 (this “Amendment”) solely to include the filing of the IPv4 Purchase Agreement executed February 4, 2019, by and between FullNet Communications, Inc. and Paycom Payroll, LLC., Exhibit 10.23, which was inadvertently omitted from the original Form 10-K filed on April 1,2019. This Amendment does not modify or update disclosures presented in the original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the original Form 10-K.

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

REGISTRANT:

FULLNET COMMUNICATIONS, INC.

Date: November 16, 2020	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial and Accounting Officer

Date: November 16, 2020	By:	/s/ JASON C. AYERS
Jason C. Ayers
President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 16, 2020	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chairman of the Board and Director

Date: November 16, 2020	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Director