Form 10-Q
period 2020-09-30
FULLNET COMMUNICATIONS INC
filed 2020-11-16
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020, 15,097,749 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (Unaudited)	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,169,022	$612,005
Accounts receivable, net	26,286	943
Prepaid expenses and other current assets	31,601	19,986

Total current assets	1,226,909	632,934

PROPERTY AND EQUIPMENT, net	61,136	57,751

OTHER ASSETS AND INTANGIBLE ASSETS	27,455	18,250

RIGHT OF USE LEASED ASSET	541,424	618,333

TOTAL ASSETS	$1,856,924	$1,327,268

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$50,024	$50,786
Accrued and other liabilities	425,151	475,776
Operating lease liability – current portion	110,449	103,651
Deferred revenue	772,110	508,861

Total current liabilities	1,357,734	1,139,074

OPERATING LEASE LIABILITY – net of current portion	430,975	514,682
Total liabilities	1,788,709	1,653,756

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock - $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 568,257 and 875,054 shares in 2020 and 2019, respectively	351,708	554,516
Common stock - $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 15,097,749 and 14,539,675 shares in 2020 and 2019, respectively	151	145
Additional paid-in capital	9,046,502	8,939,519
Accumulated deficit	(9,330,146)	(9,820,668)
Total shareholders’ equity (deficit)	68,215	(326,488)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,856,924	$1,327,268

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
REVENUES
Total revenue	$935,823	$618,444	$2,538,605	$1,776,256

OPERATING COSTS AND EXPENSES
Cost of revenue	137,427	81,707	379,622	238,905
Selling, general and administrative expenses	498,802	465,480	1,664,658	1,414,639
Depreciation and amortization	2,353	4,082	6,752	12,362
Total operating costs and expenses	638,582	551,269	2,051,032	1,665,906

INCOME FROM OPERATIONS	297,241	67,175	487,573	110,350

OTHER INCOME	1,049	12,134	2,949	105,006
INTEREST EXPENSE	-	-	-	(277)

NET INCOME	$298,290	$79,309	$490,522	$215,079
Preferred stock dividends	(13,163)	(20,636)	(46,701)	(61,908)
Net income available to common shareholders	$285,127	$58,673	$443,821	$153,171

Net income per share:
Basic	$0.02	$0.00	$0.03	$0.01
Diluted	$0.02	$0.00	$0.02	$0.01

Weighted average common shares outstanding:
Basic	15,034,706	14,539,675	14,707,561	14,187,084
Diluted	18,876,162	16,192,390	17,957,425	15,857,856

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

Three Months Ended September 30, 2020

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at July 1, 2020	14,997,749	$150	568,257	$349,910	$9,046,267	$(9,628,436)	$(232,109)

Stock options expense	-	-	-	-	1,634	-	1,634

Amortization of increasing dividend rate preferred stock discount	-	-	-	1,798	(1,798)	-	-

Warrants exercised	100,000	1	-	-	399	-	400

Net income	-	-	-	-	-	298,290	298,290

Balance at September 30, 2020 – (unaudited)	15,097,749	$151	568,257	$351,708	$9,046,502	$(9,330,146)	$68,215

Nine Months Ended September 30, 2020

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2020	14,539,675	$145	875,054	$554,516	$8,939,519	$(9,820,668)	$(326,488)

Stock options expense	-	-	-	-	25,076	-	25,076

Common stock issued for repurchase of preferred stock	458,074	5	-	-	22,899	-	22,904

Preferred stock repurchased	-	-	(356,797)	(235,951)	37,927	-	(198,024)

Repurchased preferred stock assigned to settle related party liability	-	-	50,000	27,750	26,075	-	53,825

Amortization of increasing dividend rate preferred stock discount	-	-	-	5,393	(5,393)	-	-

Warrants exercised	100,000	1	-	-	399	-	400

Net income	-	-	-	-	-	490,522	490,522

Balance at September 30, 2020 – (unaudited)	15,097,749	$151	568,257	$351,708	$9,046,502	$(9,330,146)	$68,215

Three Months Ended September 30, 2019

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at July 1, 2019	14,539,675	$145	987,102	$645,573	$8,797,779	$(10,002,188)	$(558,691)

Stock options compensation	-	-	-	-	1,982	-	1,982

Amortization of increasing dividend rate preferred stock discount	-	-	-	3,363	(3,363)	-	-

Net income	-	-	-	-	-	79,309	79,309

Balance at September 30, 2019 – (unaudited)	14,539,675	$145	987,102	$648,936	$8,796,398	$(9,922,879)	$(477,400)

Nine Months Ended September 30, 2019

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2019	13,621,009	$136	987,102	$638,849	$8,765,712	$(10,137,958)	$(733,261)

Stock options compensation	-	-	-	-	21,968	-	21,968

Stock options exercised	38,666	-	-	-	116	-	116

Exercise of options by reducing deferred compensation payable	480,000	5	-	-	1,435	-	1,440

Amortization of increasing dividend rate preferred stock discount	-	-	-	10,087	(10,087)	-	-

Warrants issued	-	-	-	-	15,358	-	15,358

Warrants exercised	400,000	4	-	-	1,896	-	1,900

Net income	-	-	-	-	-	215,079	215,079

Balance at September 30, 2019 – (unaudited)	14,539,675	$145	987,102	$648,936	$8,796,398	$(9,922,879)	$(477,400)

See accompanying notes to unaudited condensed consolidated financial statements

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$490,522	$215,079
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,752	12,362
Noncash lease expense	76,909	109,901
Stock options and warrants expense	25,076	37,326
Provision for (recovery of) uncollectible accounts receivable	832	(1,698)
Common stock issued for prior preferred stock repurchase charged to expense	3,280	-
Net (increase) decrease in
Accounts receivable	(26,175)	6,351
Prepaid expenses and other assets	(20,820)	(10,528)
Net increase (decrease) in
Accounts payable	(762)	(7,426)
Accounts payable – related party	-	2,098
Accrued and other liabilities	3,200	17,281
Deferred revenue	263,249	74,763
Operating lease obligation	(76,909)	(97,670)
Net cash provided by operating activities	745,154	357,839

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(10,137)	-
Net cash used in investing activities	(10,137)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	-	(27,888)
Exercise of options	-	116
Exercise of warrants	400	1,900
Payments for repurchase of preferred stock	(178,400)	-
Net cash used in financing activities	(178,000)	(25,872)

NET INCREASE IN CASH AND CASH EQUIVALENTS	557,017	331,967
Cash and cash equivalents at beginning of period	612,005	246,237
Cash and cash equivalents at end of period	$1,169,022	$578,204

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$277

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use assets and operating lease liabilities recognized	$-	$1,077,123
Repurchased preferred stock assigned to settle related party liability	$53,825	$-
Common stock issued in connection with repurchase of preferred stock	$19,624	$-
Amortization of increasing dividend rate preferred stock discount	$5,393	$10,087
Exercise of options by reducing deferred compensation payable	$-	$1,440
Purchase of fixed asset through Accounts payable related party	$-	$4,632

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

COVID-19 Pandemic

As the global spread of COVID-19 continues, the pandemic has disrupted economies worldwide and its ultimate impacts are uncertain. While the ultimate impacts of COVID-19 cannot be determined, they have had and will continue to have material and adverse economic effects, and the pandemic could materially and adversely affect the Company’s business, financial condition and results of operations, although it has yet to do so.

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

The reconciliation of basic and diluted income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income:
Net income from operations	$298,290	$79,309	$490,522	$215,079
Preferred stock dividends	(13,163)	(20,636)	(46,701)	(61,908)
Net income available to common shareholders	285,127	58,673	443,821	153,171

Basic income per share:
Weighted average common shares outstanding used in income per share	15,034,706	14,539,675	14,707,561	14,187,084
Basic income per share	0.02	0.00	0.03	0.01

Diluted income per share:
Shares used in diluted income per share	18,876,162	16,192,390	17,957,425	15,857,856
Diluted income per share	0.02	0.00	0.02	0.01

Computation of shares used in income per share:
Weighted average shares and share equivalents outstanding – basic	15,034,706	14,539,675	14,707,561	14,187,084
Effect of dilutive stock options	3,568,267	1,386,846	2,989,353	1,377,907
Effect of dilutive warrants	273,189	265,869	260,511	264,977
Effect of convertible promissory note	-	-	-	27,888
Weighted average shares and share equivalents outstanding – diluted	18,876,162	16,192,390	17,957,425	15,857,856

Schedule of Anti-dilutive Securities Excluded
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Stock options	-	-	263,000	-
Preferred stock	568,257	987,102	568,257	987,102
Total anti-dilutive securities excluded	568,257	987,102	831,257	987,102

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

The Company has historically experienced significant operating losses with cumulative losses from inception of approximately $9.3 million. These losses have resulted in a negative working capital position of approximately $131,000 at September 30, 2020, of which approximately $269,000 of the Company’s current liabilities is owed to its officers and directors, and approximately $772,000 of the Company’s current liabilities is deferred revenue. The Company’s officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize the Company’s ability to continue as a going concern. The deferred revenue represents advance payments for services from the Company’s customers which will be satisfied by its delivery of services in the normal course of business and will not require settlement in cash.

The Company started a number of initiatives in 2017 which included revenue enhancement initiatives, cost saving initiatives and the sale of excess assets. The Company has been successful with its revenue enhancement and cost saving initiatives, and in selling certain excess assets in the third quarter of 2018 and the first quarter of 2019.

As a result of these initiatives, the Company has been able to generate net income and positive net cash flow for each of the past two years. The Company generated positive cash flow from its operating activities of approximately $745,000 and $358,000, for the nine months ended September 30, 2020 and 2019, respectively. In addition, the Company was able to generate net income of approximately $491,000 and $215,000, for the nine months ended September 30, 2020 and 2019, respectively.

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

3.     STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the nine months ended September 30, 2020:

Schedule of Employee Stock Option Activity
	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2019	2,318,835	$ 0.010	6.42

Options exercisable, December 31, 2019	1,628,165	$ 0.007	6.00	$ 37,682

Options issued during the period	2,036,000	$ 0.015

Options forfeited during the period	(10,000)	$ 0.019

Options outstanding September 30, 2020	4,344,835	$ 0.012	7.48

Options exercisable September 30, 2020	3,085,835	$ 0.012	6.79	$ 273,094

During the nine months ended September 30, 2020, 2,036,000 nonqualified employee stock options were granted with an exercise price of $0.01 per option for 1,108,000 options and $0.02 for 928,000 options. The options were valued using Black-Scholes option pricing model on the respective date of issuance and the fair value of the options was determined to be $29,270 of which $20,506 was recognized as stock-based compensation expense for the nine months ended September 30, 2020. 1,108,000 of the stock options will vest one-third on each annual anniversary of the grant date (February 28, 2020), and 928,000 of the stock options vested immediately at the grant date (June 3, 2020). All will expire ten years from the date of the grant.

Total stock-based compensation expense for the nine months ended September 30, 2020 was $23,118 of which $20,506 was related to options issued during the nine months ended September 30, 2020 and $2,612 was related to options issued in prior years. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the nine months ended September 30, 2020:

2020
Risk free interest rate	0.38% - 0.89%
Expected lives (in years)	5
Expected volatility	208% - 236%
Dividend yield	0%

4.     WARRANT ACTIVITY

The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2020:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Warrants outstanding December 31, 2019	290,000	$ 0.004	3.41

Warrants exercisable December 31, 2019	290,000	$ 0.004	3.41	$7,550

Warrants issued during the period	100,000	$ 0.004

Warrants exercised during the period	(100,000)	$ 0.004

Warrants outstanding September 30, 2020	290,000	$ 0.004	2.66

Warrants exercisable September 30, 2020	290,000	$ 0.004	2.66	$27,879

During the nine months ended September 30, 2020, 100,000 common stock purchase warrants were granted with an exercise price of $0.004 per warrant. The warrants were valued using the Black-Scholes warrant pricing model on the date of issuance and the fair value of the shares was determined to be $1,958, which was recognized as expense for the nine months ended September 30, 2020. These warrants vested immediately upon grant (June 2, 2020) and were subsequently exercised during the nine months ended September 30, 2020.

5.     SERIES A CONVERTIBLE PREFERRED STOCK

On March 13, 2020, the Company’s board of directors determined that it was in the best interest of the Company and its shareholders to conserve the Company’s working capital at this time and not make the annual dividend payment for the year ended December 31, 2019, on its Series A convertible preferred stock. The Company has never made an annual dividend payment on its Series A convertible preferred stock. As of September 30, 2020, the aggregate outstanding accumulated arrearages of cumulative dividend was $156,713 or if issued in common shares, 1,565,561 shares.

During June 2020, the Company repurchased 356,797 shares of its Series A convertible preferred stock in return for the issuance of 392,477 shares of its common stock with a fair value of $19,624 and a payment of $178,400. The Company assigned 50,000 shares of the repurchased Series A convertible preferred stock to settle a related party liability of $53,825, and the remaining 306,797 shares were cancelled. Also during June 2020, an additional 65,597 shares of common stock with a fair value of $3,280 were issued and $9,541 was paid to a former preferred shareholder to equitably adjust the repurchase price of the Series A convertible preferred shares at the end of 2019 to those made in the second quarter of 2020. As of September 30, 2020, there were 568,257 shares of Series A convertible preferred stock outstanding.

The amortization of the increasing dividend rate preferred stock discount for the nine months ended September 30, 2020 was $5,393.

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

We used our incremental borrowing rate (8.5%) in determining the present value of the lease payments over the lease expiration date of December 31, 2024. At September 30, 2020, the remaining future cash payments under our lease total to $646,986.

For the nine months ended September 30, 2020, we amortized $76,909 of our operating right-of-use, or ROU, asset and made payments of the associated lease liability for the same amount. At September 30, 2020, an operating ROU asset and liability of $541,424, each, are included on our condensed consolidated balance sheet.

For the nine months ended September 30, 2020, our fixed operating lease cost was $114,174, which is included within operating costs and expenses in our condensed consolidated statement of operations. For the nine months ended September 30, 2019, our fixed operating lease cost was $178,567.

Future minimum lease payments under non-cancellable operating lease as of September 30, 2020, were as follows:

Year ending December 31,
2020 (three months remaining)	$38,058
2021	152,232
2022	152,232
2023	152,232
2024	152,232
Total future minimum lease payments	646,986
Present value of discount	(105,562)
Current portion lease liability	(110,449)
Long-term lease liability	$430,975

7.     SUBSEQUENT EVENTS

On October 5, 2020, the Company granted 4,500 employee stock options to a new employee with an exercise price of $0.04. The stock options shall vest one-third each year starting October 5, 2021, and shall expire on October 5, 2030. The fair value of these options on the date granted was $739.

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

COVID-19 Pandemic

The global outbreak of the coronavirus disease (COVID-19), which the World Health Organization has characterized as a “pandemic”, has resulted in a crisis affecting economies and financial markets worldwide. The pandemic, and its attendant economic damage, could adversely affect our business, results of operations and financial condition. The ultimate extent of its impact on us will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and severity of the pandemic and actions taken to contain or prevent its further spread, among others. These and other potential impacts of COVID-19 could therefore materially and adversely affect our business, financial condition and results of operations, although it has yet to do so.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Total revenue	$935,823	100.0	$618,444	100.0	$2,538,605	100.0	$1,776,256	100.0

Cost of revenue	137,427	14.7	81,707	13.2	379,622	14.9	238,905	13.4
Selling, general and administrative expenses	498,802	53.3	465,480	75.3	1,664,658	65.6	1,414,639	79.6
Depreciation and amortization	2,353	0.2	4,082	0.7	6,752	0.3	12,362	0.7
Total operating costs and expenses	638,582	68.2	551,269	89.2	2,051,032	80.8	1,665,906	93.7

Income from operations	297,241	31.8	67,175	10.9	487,573	19.2	110,350	6.2
Other income	1,049	0.1	12,134	1.9	2,949	0.1	105,006	5.9
Interest expense	-	-	-	-	-	-	(277)	(0.0)
Net income	298,290	31.9	79,309	12.8	490,522	19.3	215,079	12.1

Preferred stock dividends	(13,163)	(1.4)	(20,636)	(3.3)	(46,701)	(1.8)	(61,908)	(3.5)

Net income available to common shareholders	$285,127	30.5	$58,673	9.5	$443,821	17.5	$153,171	8.6

Three Months Ended September 30, 2020 (the “2020 3rd Quarter”) Compared to Three Months Ended September 30, 2019 (the “2019 3rd Quarter”)

Revenues

Total revenue increased $317,379 or 51.3% to $935,823 for the 2020 3rd Quarter from $618,444 for the same period in 2019. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers and reflects an increased interest in the Company’s automated group text and voice message delivery service as a result of the COVID-19 pandemic. It is unlikely that this rate of increase will continue once the COVID-19 pandemic subsides.

In the 2020 3rd Quarter, we had interest income of $49. In the 2019 3rd Quarter, we had interest income of $2,286.

Operating Costs and Expenses

Cost of revenue increased $55,720 or 68.2% to $137,427 for the 2020 3rd Quarter from $81,707 for the same period in 2019.  This increase was primarily related to servicing new customers added through growth of business. Cost of revenue as a percentage of total revenue increased to 14.7% during the 2020 3rd Quarter, compared to 13.2% during the same period in 2019, as a result of increased utilization of higher cost components of our service offerings combined with price increases from our vendors.

Selling, general and administrative expenses increased $33,322 or 7.2% to $498,802 for the 2020 3rd Quarter compared to $465,480 for the same period in 2019. This increase was primarily related to increases in advertising, bank and credit card fees, employee costs, commercial insurance, and supplies of $46,756, $9,399, $6,362, $2,868, and $1,345, respectively, which were offset by decreases in rent, bad debt expense, repairs and maintenance, and meals of $28,732, $1,809, $1,733 and $1,074, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased to 53.3% during the 2020 3rd Quarter from 75.3% during the same period in 2019.

Depreciation and amortization expense decreased $1,729 or 42.4% to $2,353 for the 2020 3rd Quarter compared to $4,082 for the same period in 2019. This decrease was related to several assets reaching full depreciation during the 2020 3rd Quarter.

Net Income

For the 2020 3rd Quarter, we realized net income of $298,290 compared to net income of $79,309 for the same period in 2019.  The increase was due primarily to a 51.3 % increase in revenue and a decrease in operating costs and expenses as a percentage of revenue of 21%.

Nine Months Ended September 30, 2020 (the “2020 Period”) Compared to Nine Months Ended September 30, 2019 (the “2019 Period”)

Revenues

Total revenue increased $762,349 or 42.9% to $2,538,605 for the 2020 Period from $1,776,256 for the same period in 2019. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers and reflects an increased interest in the Company’s automated group text and voice message delivery service as a result of the COVID-19 pandemic. It is unlikely that this rate of increase will continue once the COVID-19 pandemic subsides.

In the 2020 Period, we had other income of $2,949 made up of $1,949 of interest income and $1,000 of applied customer deposits. In the 2019 Period, we had other income of $105,006 made up of $6,191 of interest income, $81,920 from the sale of a block of excess IPv4 numbers, $9,849 from the write-off of certain contingent liabilities, $523 of applied customer deposits, and $6,523 from the recalculation of the long-term asset.

Operating Costs and Expenses

Cost of revenue increased $140,717 or 58.9% to $379,622 for the 2020 Period from $238,905 for the same period in 2019. This increase was primarily related to servicing new customers added through growth of business. Cost of revenue as a percentage of total revenue increased to 14.9% during the 2020 Period, compared to 13.4% during the same period in 2019, as a result of increased utilization of higher cost components of our service offerings combined with price increases from our vendors.

Selling, general and administrative expenses increased $250,019 or 17.7% to $1,664,658 for the 2020 Period compared to $1,414,639 for the same period in 2019. This increase was primarily related to increases in advertising, employee costs, bank and credit card fees, miscellaneous expense related to the Series A convertible preferred stock repurchase, commercial insurance, and supplies of $227,722, $90,434, $25,538, $11,636, $8,172, and $3,271, respectively, which were offset by decreases in rent, professional services, repairs and maintenance, and meals of $97,919, $8,321, $6,903, and $3,366, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased to 65.6% during the 2020 Period from 79.60% during the same period in 2019.

Depreciation and amortization expense decreased $5,610 or 45.4% to $6,752 for the 2020 Period compared to $12,362 for the same period in 2019. This decrease was related to several assets reaching full depreciation during the 2020 Period.

Net Income

For the 2020 Period, we realized net income of $490,522 compared to net income of $215,079 for the same period in 2019.  The increase was due primarily to a 42.9 % increase in revenue with a 12.9% decrease in operating costs and expenses as a percentage of revenue.

Liquidity and Capital Resources

As of September 30, 2020, we had $1,169,022 in cash and $57,887 in other current assets and $1,357,734 in current liabilities. Current liabilities consist primarily of $425,151 in accrued and other liabilities, of which $269,000 is owed to our officers and directors, and $772,110 in deferred revenue. Our officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

At September 30, 2020 and December 31, 2019, we had working capital deficits of $130,825 and $506,140, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans if additional funds were needed. We believe that our current cash balance is sufficient for our current needs and do not anticipate drawing additional funds from borrowings.

As of September 30, 2020, $46,005 of the $50,024 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the nine-month period ended September 30, 2020 and 2019 consist of the following:

	For the Nine-Month Period Ended September 30,
	2020	2019
Net cash flows provided by operating activities	$ 745,154	$ 357,839
Net cash flows used in investing activities	(10,137)	-
Net cash flows used in financing activities	(178,000)	(25,872)

Cash used for the purchase of property and equipment was $10,137 in the nine months ended September 30, 2020. No property or equipment were purchased in the nine months ended September 30, 2019.

No intangible assets were purchased in the nine months ended September 30, 2020 and 2019.

Cash used for the payoff of the note payable in the nine months ended September 30, 2019 was $27,888.

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

On August 27, 2020, 100,000 warrants with an exercise price of $.004 per share were exercised for 100,000 restricted shares of common stock, par value $.0001 per share. Proceeds from the exercise of the warrants were $400.

We had a secured convertible note from a shareholder which required monthly installments of $600, including principal and interest. This note was secured by certain equipment. The outstanding balance of $27,888 was paid in full on February 26, 2019.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2020 pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

On August 27, 2020, 100,000 shares of common stock were issued upon exercise of the 100,000 Warrants granted on June 2, 2020.

Item 5.     Other Information

During the nine months ended September 30, 2020, all events reportable on Form 8-K were reported.

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