Form 10-K
period 2020-12-31
FULLNET COMMUNICATIONS INC
filed 2021-03-31
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

     The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of the Common Stock, as of the last business day (June 30, 2020) of registrant’s completed second quarter was $354,274.

As of March 31, 2021, 16,660,121 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FULLNET COMMUNICATIONS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2020

TABLE OF CONTENTS

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

PART I

Item 1. Business

General

We are an integrated communications provider. Through our subsidiaries, we have historically provided high quality, reliable and scalable Internet access, web hosting, local telephone service, equipment colocation, customized live help desk outsourcing services, mass notification services using text messages and automated telephone calls, as well as advanced voice and data solutions. As explained below, the majority of our focus going forward is on our revenue and customers coming from three primary types of service: 1) Mass notification services using text messages and automated telephone calls, 2) Equipment colocation and related services, and 3) Customized live help desk outsourcing service.

References to us in this Report include our subsidiaries: FullNet, Inc. (“FullNet”), FullTel, Inc. (“FullTel”), FullWeb, Inc. (“FullWeb”), and CallMultiplier, Inc. (“CallMultiplier”). Our principal executive offices are located at 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102, and our telephone number is (405) 236-8200. We also maintain Internet sites on the World Wide Web (“WWW”) at www.fullnet.net and www.callmultiplier.com. Information contained on our Websites is not, and should not be deemed to be, a part of this Report.

Company History

We were founded in 1995 as CEN-COM of Oklahoma, Inc., an Oklahoma corporation, to bring dial-up Internet access and education to rural locations in Oklahoma that did not have dial-up Internet access. We changed our name to FullNet Communications, Inc. in December 1995. Through a wholly owned subsidiary, we started a competitive local exchange carrier (“CLEC”) in 2003 and later exited the retail telephone service business in early 2018. In response to the rapidly evolving Internet based telecommunications services environment, we have continued to expand and improve our service offerings.

Today we are an integrated communications provider primarily focused on providing mass notification services using text messages and automated telephone calls, equipment colocation and related services, and customized live help desk outsourcing service.

Through CallMultiplier Inc., our wholly owned subsidiary, we offer a comprehensive cloud-based solution to consumers and businesses for automated mass texting and voice message delivery. We serve groups throughout the United States and Canada that come from a wide range of industries including religious groups, non-profit companies, schools and universities, businesses, sports groups, staffing companies, property management groups, government entities, and more. These customers use CallMultiplier to quickly send important and informational messages to groups ranging in size from five to more than 250,000 people. We exclusively focus on messages that recipients have asked for or otherwise desire to receive. Sending unsolicited marketing or any unlawful messages through CallMultiplier is a violation of our Terms of Service.

We market our carrier neutral colocation solutions in our data center to competitive local exchange carriers, Internet service providers and businesses that need a physical presence in the Oklahoma City market. Our colocation facility is carrier neutral, allowing customers to choose among competitive offerings rather than being restricted to one carrier. Our data center is telco-grade and provides customers a high level of operative reliability and security. We offer flexible space arrangements for customers and 24-hour onsite support with both battery and generator backup.

Our customized live help desk outsourcing service is used by companies that want the benefit of having someone answer the telephone and respond to email 24 hours a day, without wanting to incur the costs to maintain the necessary staff to do so themselves. This service complements our existing staff and leverages the resources we have in place 24 hours a day.

Our common stock trades on the OTC “Pink Sheets” under the symbol FULO. While our common stock trades on the OTC “Pink Sheets”, it is very thinly traded, and there can be no assurance that our shareholders will be able to sell their shares should they so desire. Any market for our common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the market price may be volatile.

Our Business Strategy

As an integrated communications provider, we intend to increase shareholder value by continuing to build scale through both internal growth and acquisitions and then leveraging increased revenues over our fixed-costs base. Our strategy is to meet the customer service requirements of retail, business, educational and government advanced voice and data solutions users in our target markets, while benefiting from the scale advantages of our existing infrastructure. The key elements of our overall strategy with respect to our principal business operations are described below.

Generate Internal Sales Growth

We intend to expand our customer base by increasing our marketing efforts. At December 31, 2020, our sales efforts are carried out primarily by our technical engineers and senior management. The majority of our existing advertising efforts consist of Pay-Per-Click (PPC) advertisements on multiple Internet search engines. We also have a robust Referral Rewards Program that encourages word-of-mouth referrals to our service.

Target Strategic Acquisitions

The goal of our acquisition strategy is to accelerate market penetration by acquiring competitors in the advanced voice and data solutions market. Our acquisition strategy is designed to leverage our existing infrastructure and internal operations to enable us to enter new markets, as well as to expand our presence in existing markets, and to benefit from economies of scale. We evaluate acquisition candidates based on their compatibility with our overall business plan. When assessing an acquisition candidate, we focus on the following criteria:

•Potential revenue and customer growth;

•Low customer turnover or churn rates;

•Favorable competitive environment; and

•Favorable consolidation savings.

Advanced Voice and Data Solutions

Our primary advanced voice and data solution is marketed under our CallMultiplier brand name. CallMultiplier is a comprehensive cloud-based solution to consumers and businesses for mass notification services using text messages and automated telephone calls. CallMultiplier streamlines and automates delivery of time sensitive voice and text messages to groups. Our customers include sports teams, businesses, religious groups, schools, staffing companies, government entities, property management groups, non-profit companies, clubs and civic groups throughout the United States and Canada.

Internet Access Services

We provide Internet access services to individual and small business customers located in Oklahoma on a retail basis. Under the FullNet brand, we provide our customers with Internet connectivity as well as direct access to a wide range of Internet applications and resources, including electronic mail. Through natural atrophy as customers move to other broadband solutions, this business line has become immaterial and will not be a focus for us going forward.

Competition

The market for Internet based services is extremely competitive. The tremendous growth and potential market size of the mass messaging market has attracted many new start-ups as well as existing businesses from a variety of industries. We believe extensive easy-to-use features, a reliable network, knowledgeable salespeople and the quality of technical support currently are the primary competitive factors in our targeted market and that price is usually secondary to these factors.

Mass Notification Service Providers

The market for mass text and voice message delivery service solutions is highly fragmented, intensely competitive and constantly evolving. We compete with a wide array of established and emerging companies. Notable competitors include Twilio, Inc., Everbridge, Inc., OnSolve, LLC, Call-Em-All, LLC, CallFire, Inc., OnTimeTelecom, Inc., and EZ Texting.

We believe that our ability to attract customers and to market value-added services is a key to our future success and profitability. However, there can be no assurance that our competitors will not introduce comparable services or products at similar or more attractive prices in the future or that we will not be required to reduce our prices to match competition. We want to emphasize that most, if not all, of our competitors have significantly greater market presence, brand recognition, financial, technical and personnel resources than us.

There can be no assurance that we will be able to offset the effects of any such competition or resulting price reductions. Increased competition could result in erosion of our market share and could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2020, we had 15 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.

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

We have historically experienced significant operating losses with cumulative losses from inception of approximately $9 million. These losses have resulted in a negative working capital position of approximately $39,000 at December 31, 2020, of which approximately $258,000 of our current liabilities is owed to our officers and directors, and approximately $777,000 of our current liabilities is deferred revenue. Our officers and directors, who are also major shareholders, have informally agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

We started a number of initiatives in 2017 which included revenue enhancement initiatives, cost saving initiatives, the sale of excess assets and an orderly exit from the CLEC business. We were successful with our revenue enhancement and cost saving initiatives and in selling certain excess assets in the third quarter of 2018 and the first quarter of 2019, as well as effecting an orderly exit from the CLEC business through the sale of substantially all of our wholly owned subsidiary’s CLEC operating assets effective February 1, 2018.

As a result of these initiatives, we generated positive cash flow from our operating activities of approximately $988,000 and $426,000, for the twelve months ended December 31, 2020 and 2019, respectively. In addition, we were able to generate net income of approximately $1,072,000 and $317,000, for the twelve months ended December 31, 2020 and 2019, respectively.

We expect that the success of these initiatives will provide us with sufficient liquidity to operate for the next 12 months.

As a result of the revenue enhancement initiatives, the cost saving initiatives, the excess asset sales and the successful exit from the CLEC business, we have been able to significantly improve our working capital position and alleviate any substantial doubt about our ability to continue as a going concern as defined by ASU 2014-15. We believe that the actions discussed above mitigate the substantial doubt raised by our prior operating losses and satisfy our estimated liquidity needs 12 months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate additional liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. Additionally, a failure to generate additional liquidity could negatively impact our ability to effectively execute our business plan.

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

Risks Relating to COVID-19.

The global outbreak of the coronavirus disease (COVID-19), which the World Health Organization has characterized as a “pandemic”, has resulted in a crisis affecting economies and financial markets worldwide. The pandemic, and its attendant economic damage, has impacted market segments in different ways, with industries experiencing significant losses while others actually gained. We believe the the COVID-19 pandemic, with its shifts in human interactions and communications, resulted for us in a net addition of new customers and the sale of additional services to existing customers and increased interest in our automated group text and voice message delivery services.  As the COVID-19 pandemic subsides, it is possible that the increases we have experienced may slow, resulting in adverse affects on our business, results of operations and financial condition. The ultimate extent of its impact on us will depend on future developments, which are highly uncertain and cannot be predicted, including the extent to which people return to preexisting patterns of behavior when the COVID-19 pandemic subsides.

Risks Relating to Government Regulation.

Our business is subject to a number of Federal and state laws and regulations. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the rapidly evolving automated mass notification industry in which we operate. Future legislative or regulatory actions could adversely affect our business, results of operations and financial condition.

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

We face a risk of litigation resulting from customer misuse of our mass notification services, in violation of our published Terms of Service, to send unauthorized text and/or voice messages in violation of Federal and state laws and/or regulations. The actual or perceived improper sending of automated text and/or voice messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. This has resulted in civil claims against some of our former customers and requests for information through third-party subpoenas. The scope and interpretation of the laws that are or may be applicable to the delivery of automated text and voice messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability.

In addition, Congress and the Federal Communications Commission are attempting to mitigate the scourge of robocalls by requiring participation in new technical standards including the Signature-based Handling of Asserted Information Using toKENs ("SHAKEN") and Secure Telephone Identity Revisited ("STIR") standards (together, "STIR/SHAKEN") and other robocalling prevention and anti-spam standards. The implementation of these standards could increase our costs or limit our ability to grow. If we do not comply with any current or future rules or regulations that apply to our business, we could be subject to substantial fines and penalties, and we may have to restructure our offerings, exit certain markets or raise the price of our products. In addition, any uncertainty regarding whether particular regulations apply to our business, and how they apply, could increase our costs or limit our ability to grow.

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

The market for mass notification services using text messages and automated telephone calls is subject to rapid technological change, evolving industry standards, changing regulations, as well as changing customer needs, requirements and preferences. Our success will depend, to a significant degree, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop new products that satisfy our customers and provide enhancements and new features for our existing products that keep pace with rapid technological and industry change, including but not limited to STIR/SHAKEN, our business, results of operations and financial condition could be adversely affected. If new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete effectively.

Our mass notification services must integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance it to adapt to changes and innovation in these technologies. For example, Apple, Google and other cell‑phone operating system providers or inbox service providers have developed and, may in the future develop, new applications or functions intended to filter spam and unwanted telephone calls, text messages or emails. Similarly, our network service providers may adopt new filtering technologies in an effort to combat spam or robocalling. Such technologies may inadvertently filter desired text messages or telephone calls to or from our customers. If cell-phone operating system providers, network service providers, our customers or their end users adopt new software platforms or infrastructure, we may be required to develop new versions of our solution to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations and financial condition. Any failure of our solution to operate effectively with evolving or new platforms and technologies could reduce the demand for our solution. If we are unable to respond to these changes in a cost‑effective manner, our solution may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.

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

Limited Public Market.

During February 2000, our common stock began trading on the OTC Bulletin Board under the symbol FULO. While our common stock currently trades on the OTC “Pink Sheets”, there can be no assurance that our shareholders will be able to sell their shares should they so desire. Any market for our common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the market price may be volatile. Consequently, the limited public market for our common stock could have a material adverse effect on our business prospects, financial condition and results of operation.

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

	Common Stock
	Closing Sale Prices
	High	Low
2020 –Calendar Quarter Ended:
March 31	$.030	$.005
June 30.100		.005
September 30.148		.040
December 31.169		.035
2019 –Calendar Quarter Ended:
March 31	$.097	$.036
June 30.097		.035
September 30.080		.030
December 31.157		.020

Number of Shareholders

The number of beneficial holders of record of our common stock as of the close of business on March 31, 2021, was approximately 126.

Dividend Policy

To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends on our common stock in the near term. We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2020, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans that have been approved by our shareholders. All of our outstanding stock option grants and warrants were pursuant to individual compensation arrangements and exercisable for the purchase of our common stock shares.

Number of
Securities
		Weighted-	Remaining
	Number of	Average	Available for
	Shares	Exercise Price	Future
	Underlying	of	Issuance under
	Unexercised	Outstanding	Equity
	Options	Options and	Compensation
Plan Category	and Warrants	Warrants	Plans
Equity compensation plans approved by our shareholders:
None	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors	-	$-	-
Stock options granted to employees	2,040,500	$0.015	-
Warrants and certain stock options issued to non-employees	290,000	$0.004	-

Total	2,330,500	$0.014	-

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

Overview

We are an integrated communications provider. Through our subsidiaries, we provide high quality, reliable and scalable Internet access, web hosting, equipment colocation, customized live help desk outsourcing services, mass notification services using text messages and automated telephone calls, as well as advanced voice and data solutions.

All of the markets that we are active in are extremely competitive. We anticipate that competition will continue to intensify. The tremendous growth and potential market size of these markets has attracted many new start-ups as well as existing businesses from a variety of industries. We believe that extensive easy-to-use features, a reliable network, knowledgeable salespeople and the quality of technical support are currently the primary competitive factors in our targeted market and that price is usually secondary to these factors.

As long as we are a provider of telecommunications related services, we are affected by regulatory proceedings in the ordinary course of our business at the state and Federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). In addition, in our operations we rely on obtaining many of our underlying telecommunications services and/or facilities from incumbent local exchange carriers or other carriers pursuant to interconnection or other agreements or arrangements.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020		2019
		Percentage		Percentage
	Amount	of revenue	Amount	of revenue
Revenue:
Total revenues, net	3,502,499	100.0	2,420,924	100.0

Operating costs and expenses:
Cost of revenue	502,504	14.3	320,609	13.2
Selling, general and administrative expenses	2,260,891	64.6	1,884,038	77.8
Depreciation and amortization	8,969	0.2	15,788	0.7
Total operating costs and expenses	2,772,364	79.1	2,220,435	91.7

Income from operations	730,135	20.8	200,489	8.3
Other Income	3,154	0.1	117,078	4.8

Interest expense	-	-	(277)	(0.0)
Income tax benefit	339,197	9.7	-	-

Net income from operations	$1,072,486	30.6%	$317,290	13.1%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenue

Revenue increased $1,081,575 or 44.7% to $3,502,499 for the year 2020 from $2,420,924 for the year 2019. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers and reflects an increased interest in our automated group text and voice message delivery service, some of which may be attributable to changes in human interactions and communications during the COVID-19 pandemic. If so, this rate of increase may not continue once the COVID-19 pandemic subsides.

In 2020, we had other income of $3,154, which included $2,062 from interest on investment bank accounts and $92 from interest received from employee notes receivable. In 2019, we had other income of $117,078, which included $81,919 from the sale of a block of excess IPv4 numbers, $9,317 from the write-off of open accounts payable that have been settled, $1,170 from the adjustment to the estimate of a contingent liability, $8,365 from interest on an investment bank account, and $16,307 from the gain recognized on partial lease termination.

Operating Costs and Expenses

Cost of revenue increased $181,895 or 56.7% to $502,504 for the year 2020 from $320,609 for the year 2019. This increase was primarily related to increases in costs of servicing new customers added through growth of business.

Selling, general and administrative expenses increased $376,853 or 20.0% to $2,260,891 for the year 2020 from $1,884,038 for the year 2019. This increase was primarily a result of increases in advertising, employee costs, bank and credit card fees, miscellaneous, commercial insurance, bad debt expense, and supplies of $292,017, $156,178, $35,139, $15,325, $11,326, $3,089, and $2,144, respectively. These increases were offset by decreases in rent, repairs and maintenance, professional services, and travel and entertainment expenses of $120,128, $10,231, $6,065, and $5,251, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased to 64.6% for the year 2020 compared to 77.8% for the year 2019.

 Depreciation and amortization expense decreased $6,818 or 43.2% to $8,969 for the year 2020 from $15,788 for the year 2019 primarily related to assets reaching full depreciation and amortization.

Interest Expense

Interest expense decreased to zero for the year 2020 from $277 for the year 2019 upon the payoff in 2019 of the principal balance of a note payable on which the interest was calculated.

Income Taxes

Our deferred tax assets relate primarily to net operating loss carryforwards for income tax purposes at December 31, 2020, totaling approximately $1,318,000 which will begin to expire in 2023. On a regular basis, we evaluate all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of our deferred tax assets. Based upon the historical trend of increasing earnings we have concluded that it is more likely than not that a tax benefit will be realized from our deferred tax assets and therefore eliminated the previously recorded valuation allowance for our deferred tax assets. Elimination of the valuation allowance resulted in a deferred tax asset at December 31, 2020, of approximately $339,197 and a corresponding tax benefit for the fiscal year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2020, we had $1,407,917 in cash and $1,497,178 in current liabilities. Current liabilities consist primarily of $557,132 in accrued and other liabilities, of which $258,185 is owed to our officers and directors, and $777,029 in deferred revenue. Our officers and directors, who are also major shareholders, have informally agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

At December 31, 2020 and 2019, we had working capital deficits of $38,870, and $506,140, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

At December 31, 2020, of the $50,205 we owed to our trade creditors, $44,813 was past due. At December 31, 2020, no amounts were owed to related parties.

Cash flows for the years ended December 31, 2020 and 2019, consist of the following:

	For the Years Ended
	December 31
	2020	2019

Net cash flow provided by operating activities	$ 988,097	$426,459
Net cash flow used in investing activities	(14,185)	(14,543)
Net cash flow provided by (used in) financing activities	(178,000)	(46,148)

Cash used for the purchases of equipment was $14,185 and $14,543, respectively, for the years ended December 31, 2020 and 2019.

No intangible assets were purchased in 2020 and 2019.

Cash used for payoff of a related-party note payable was $27,888 for the year ended December 31, 2019.

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

During the year ended December 31, 2020, employee stock options for 1,359,372 shares of the Company’s common stock were exercised by reducing deferred compensation payable by $18,687. During the year ended December 31, 2019, employee stock options for 480,000 shares of the Company’s common stock were exercised by reducing deferred compensation payable by $1,440, and employee stock options for 38,666 shares of the Company’s common stock were exercised for $116.

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

As of December 31, 2020, our material contractual obligations and commitments were:

	Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$608,930	$152,232	$304,464	$152,234	$-

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

All of our revenues are recognized over the life of the contract as services are provided. Revenue that is received in advance of the services provided is deferred until the services are provided. Revenue related to set up charges is also deferred and amortized over the life of the contract. We classify certain taxes and fees billed to customers and remitted to governmental authorities on a net basis in revenue.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required and have not elected to report any information under this item.

Item 8. Financial Statements and Supplemental Data.

Our financial statements, prepared in accordance with Regulation S-K, are set forth in this Report beginning on page [27].

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During 2020 and 2019, we did not have disagreements with our principal independent accountants.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The framework used by our management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2020, was effective.

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

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

The following information is furnished as of March 31, 2021, for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of three members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Position
Timothy J. Kilkenny	62	Chairman of the Board of Directors
Roger P. Baresel	65	Chief Executive Officer, Chief Financial Officer and Secretary and Director
Jason C. Ayers	46	President and Director

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

Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who own more than 10% of a registered class of our equity securities to file with the SEC and each exchange on which our securities are listed, reports of ownership and subsequent changes in ownership of our common stock and our other securities. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during 2020 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met.

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

Item 11. Executive Compensation

The following table sets forth, for the last two fiscal years, the cash compensation paid by us to our Chairman, Chief Executive Officer and Chief Financial Officer and President (the “Named Executive Officers”). None of our executive officers other than the named executive officers earned annual compensation in excess of $100,000 during 2020.

						Long-Term
	Annual Compensation					Compensation
						Securities
						Underlying
						Options and
	Fiscal			Other		Warrants
Name and Principal Position	Year	Salary		Compensation		(#) (1)
Timothy J. Kilkenny	2020	$80,260	(2)	$23,631	(3)	606,000
Chairman	2019	$78,971	(4)	$20,136	(5)	160,000

Roger P. Baresel	2020	$86,562	(6)	$58,809	(7)	602,000
CEO and CFO	2019	$85,040	(8)	$56,944	(9)	160,000

Jason C. Ayers	2020	$164,424	(10)	$35,493	(11)	570,000
President	2019	$134,382	(12)	$26,826	(13)	160,000

(1)	Options are generally granted with an exercise price equal to the fair market value of our common stock on the date of the grant and are valued based on the Black-Scholes option pricing model.

(2)		Includes no deferred compensation.

(3)

Represents $2,100 of expense for business parking for Mr. Kilkenny, $9,335 of insurance premiums, $2,576 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny, and $9,620 of stock options issued to Mr. Kilkenny.

(4)		Includes no deferred compensation.

(5)

Represents $2,100 of expense for business parking for Mr. Kilkenny, $10,301 of insurance premiums, $2,443 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny, and $5,292 of stock options issued to Mr. Kilkenny.

(6)	Includes $53,366 of deferred compensation.

(7)

Represents $9,600 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,486 of expense reimbursement for Mr. Baresel’s home office and cell phone, $33,265 of insurance premiums, $1,418 of post-retirement benefits paid by us for the benefit of Mr. Baresel, and $9,040 of stock options issued to Mr. Baresel.

(8)	Includes $53,529 of deferred compensation.

(9)

Represents $9,600 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $4,560 of expense reimbursement for Mr. Baresel’s home office and cell phone, $35,186 of insurance premiums, $1,390 of post-retirement benefits paid by us for the benefit of Mr. Baresel, and $5,292 of stock options issued to Mr. Baresel.

(10)	Includes no deferred compensation.

(11)

Represents $2,100 of expense reimbursement for Mr. Ayer’s parking, $1,500 of expense reimbursement for Mr. Ayer’s Internet connection and cell phone, $17,538 of insurance premiums, $5,955 of post-retirement benefits paid by us for the benefit of Mr. Ayers, and $8,400 of stock options issued to Mr. Ayers.

(12)	Includes $3,500 of deferred compensation.

(13)

Represents $2,100 of expense reimbursement for Mr. Ayer’s parking, $1,500 of expense reimbursement for Mr. Ayer’s Internet connection and cell phone, $13,847 of insurance premiums, $4,088 of post-retirement benefits paid by us for the benefit of Mr. Ayers, and $5,292 of stock options issued to Mr. Ayers.

Stock Options Granted

All options granted during 2020 were nonqualified stock options. During 2020, an aggregate of 2,040,500 options were granted outside of a formal plan. During 2020, 4,500 stock options were granted to one employee, 1,108,000 stock options were granted in a combined option grant to all employees as of February 28, 2020, 356,000 stock options were granted to Mr. Kilkenny, 302,000 stock options were granted to Mr. Baresel, and 270,000 stock options were granted to Mr. Ayers. On December 2, 2020, certain officers and directors and their family members exercised options to purchase 1,359,372 restricted shares of the Company’s common stock. Proceeds from the exercise of the Options were $18,687, which was derived from the reduction of deferred compensation payable that the Company owed to these officers and directors. During 2019, an aggregate of 483,000 options were granted outside of a formal plan to employees. During 2019, 3,000 stock options were granted to one employee, and 160,000 stock options each were granted to Mr. Kilkenny, Mr. Baresel and Mr. Ayers. On May 17, 2019, an employee, certain officers and directors, and their family members exercised options to purchase 518,666 restricted shares of the Company’s common stock. Proceeds from the exercise of the Options were $1,556, of which $1,440 was derived from the reduction of deferred compensation payable that the Company owed to these officers and directors, and the remaining $116 derived from a cash payment from the employee. All common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, without payment of any form of commissions or other remuneration.

Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.

 2020 Year End Option Values

Our executive officers (Timothy J. Kilkenny, Chairman of the Board, Roger P. Baresel, Chief Executive Officer and Chief Financial Officer and Jason C. Ayers, President) each held 410,528, 436,254, and 421,846, respectively, of outstanding options at December 31, 2020, of which 160,528, 136,254, and 121,846, respectively, were exercisable. At December 31, 2020, the exercisable options had an aggregate value of $3,211, $2,725, and $2,437, respectively, based on an exercise price of $.02 per share and an average bid/ask price of $.01 per share.

Director Compensation

During the fiscal year ended December 31, 2020, our directors did not receive any compensation for serving in such capacities.

Employment Agreements and Lack of Keyman Insurance

On July 6, 2011, we entered into employment agreements with Timothy J. Kilkenny, Roger P. Baresel and Jason Ayers. Each agreement is effective July 1, 2011, and continued through an initial term ended December 31, 2018; however, the term was automatically extended for additional three-year terms, since neither we nor the employee gave a six-month advance notice of termination. These agreements provide, among other things, (i) an annual base salary of at least $61,656 for Mr. Kilkenny, $45,012 for Mr. Baresel and $68,436 for Mr. Ayers, (ii) bonuses at the discretion of the Board of Directors, (iii) entitlement to fringe benefits including medical and insurance benefits as may be provided to our other senior officers; and (iv) eligibility to participate in our incentive, bonus, benefit or similar plans. These agreements require the employee to devote the required time and attention to our business and affairs necessary to carry out his responsibilities and duties. These agreements may be terminated under certain circumstances and upon termination provide for (i) the employee to be released from personal liability for our debts and obligations, and (ii) the payment of any amounts we owe the employee. At December 31, 2020, we owed, including deferred compensation, $171,021, $36,946 and $50,218 to Mr. Kilkenny, Mr. Baresel and Mr. Ayers, respectively.

We do not maintain any keyman insurance covering the death or disability of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information as of March 31, 2021, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 10. Directors and Executive Officers, and Corporate Governance” and all of our directors and executive officers as a group, as well as each person who is known by us to own more than 5% of the outstanding shares of our Common Stock. The non-employee beneficial owner information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the SEC or other information provided to us by the beneficial owner or our stock transfer agent.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock
	Beneficially Owned
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Timothy J. Kilkenny (2)(3)	4,118,683	24.1%
Roger P. Baresel (2)(4)	3,479,762	20.3%
Jason C. Ayers (2)(5)	2,943,424	17.4%

All executive officers and directors as a group (3 individuals)	10,541,869	61.8%

High Capital Funding, LLC (6)	1,668,250	9.9%

(1)

Percent of class for any shareholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a shareholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that shareholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 16,660,121 shares being outstanding at March 31, 2021.

(2)	Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.

(3)

Timothy J. Kilkenny and Barbara J. Kilkenny, husband and wife, hold 3,803,683 and 315,000 shares of our common stock, respectively. The number of shares includes 240,628 shares of our Series A convertible preferred stock held by Mr. Kilkenny that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 160,528 shares of our common stock that are subject to currently exercisable stock options at $.02 per share beginning June 30, 2020. Amounts shown do not include options held by Mr. Kilkenny to purchase 166,667 shares of our common stock exercisable at $.01 per share beginning February 28, 2021.

(4)

Roger P. Baresel and Judith A. Baresel, husband and wife, hold 5,600 and 3,474,162 shares of our common stock, respectively. The number of shares held by Mrs. Baresel includes 250,000 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 136,254 shares of our common stock that are subject to currently exercisable stock options at $.02 per share beginning June 30, 2020. Amounts shown do not include options held by Mrs. Baresel to purchase 200,000 shares of our common stock exercisable at $.01 per share beginning February 28, 2021. Mr. Baresel disclaims any beneficial interest in the common stock, preferred stock and options held by Mrs. Baresel.

(5)

Jason C. Ayers holds 2,943,424 shares of our common stock. The number of shares includes 77,629 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 121,846 shares of our common stock that are subject to currently exercisable stock options at $.02 per share beginning June 30, 2020. Amounts shown do not include options held by Mr. Ayers to purchase 200,000 shares of our common stock exercisable at $.01 per share beginning February 28, 2021.

(6)

High Capital Funding, LLC, 333 Sandy Springs Circle, Suite 230, Atlanta, Georgia 30328, the parent company of Generation Capital Associates, holds 940,642 shares of our common stock. Generation Capital Associates holds 727,608 shares of our common stock. Amounts shown do not include 10,000 shares of our common stock that are subject to common stock purchase warrants that are not currently exercisable because they contain a provision prohibiting their exercise to the extent that they would increase Generation Capital Associates’ percentage ownership beyond 9.9% of our outstanding shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2020, we had no outstanding notes payable. On February 26, 2019 we paid the $27,888 balance of a secured convertible promissory note from a shareholder.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees, including expenses, billed to us for the years ended December 31, 2020 and 2019, by our principal accountant.

	2020	2019
Audit Fees – MaloneBailey, LLP	$33,500	$32,500

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following exhibits are filed as part of this Report:

Exhibit
Number	Exhibit

3.2	Bylaws (filed as Exhibit 2.2 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 filed on August 13, 1999, and incorporated herein by reference)	#

3.3

Amended and Restated Certificate of Incorporation of FullNet Communications, Inc. (filed as Exhibit 3.3 to Registrant’s Form 8-K, file number 000-27031 filed on June 7, 2013, and incorporated herein by reference)

#

4.1

Specimen Certificate of Registrant’s Common Stock (filed as Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference).

#

4.3

Certificate of Correction to Articles II and V of Registrant’s Bylaws (filed as Exhibit 2.1 to Registrant’s Registration Statement on Form 10-SB, file number 000-27031 filed on August 13, 1999, and incorporated herein by reference).

#

4.4

Certificate of Designation, Preferences, and Rights of Series A Convertible Preferred Stock of FullNet Communications, Inc. (filed as Exhibit 4.18 to Registrant’s Form 8K, file number 000-27031 filed on June 7, 2013, and incorporated herein by reference)

#

10.11	Employment Agreement with Timothy J. Kilkenny dated July 6, 2011 (filed as Exhibit 10.47 to Form 10Q filed on November 15, 2011)	#

10.12	Employment Agreement with Roger P. Baresel dated July 6, 2011 (filed as Exhibit 10.48 to Form 10Q filed on November 15, 2011)	#

10.13	Employment Agreement with Jason Ayers dated July 6, 2011 (filed as Exhibit 10.49 to Form 10Q filed on November 15, 2011)	#

10.15	Secured Exchange Promissory Note and Security Agreement dated May 31, 2013, issued to High Capital Funding, LLC (filed as Exhibit 10.51 to Form 10Q filed on November 14, 2013)	#

10.19	Asset Purchase Agreement dated February 1, 2018 between FullTel, Inc. and Dobson Technologies – Transport and Telecom Solutions, LLC (filed as Exhibit 2.1 to Form 8-K filed on February 6, 2018)	#

10.20	Issuance of fully-vested and immediately exercisable employee stock options on February 14, 2018 (filed as Item 5.02 on Form 8-K filed on February 21, 2018)	#

10.22	IPv4 Numbers Purchase Agreement executed August 7, 2018, by and between FullNet Communications, Inc. and EBOX, Inc. (filed as Exhibit 10.22 to Form 10Q filed on August 14, 2018)	#

10.23	IPv4 Numbers Purchase Agreement executed February 4, 2019, by and between FullNet Communications, Inc. and Paycom Payroll, LLC (filed as Exhibit 10.23 to Form 10-K/A filed on November 16, 2020)	#

10.24	Lease Agreements between the Company and BOKP Tower, LLC, dated November 22, 2019 (filed as Exhibit 10.24 to Form 10K filed on April 10, 2020)	#

21	Subsidiaries of the Registrant	*

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

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

REGISTRANT:

FULLNET COMMUNICATIONS, INC.

Date: March 31, 2021	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial and Accounting Officer

Date: March 31, 2021	By:	/s/ JASON C. AYERS
Jason C. Ayers
President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2021	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chairman of the Board and Director

Date: March 31, 2021	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

FullNet Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FullNet Communications, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2013.

Houston, Texas

March 31, 2021

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,407,917	$612,005
Accounts receivable, net	30,751	943
Prepaid expenses and other current assets	19,640	19,986

Total current assets	1,458,308	632,934

PROPERTY AND EQUIPMENT, net	62,967	57,751

OTHER ASSETS AND INTANGIBLE ASSETS	26,158	18,250

RIGHT OF USE LEASED ASSET	514,682	618,333

DEFERRED TAX ASSET	339,197	-

TOTAL ASSETS	$2,401,312	$1,327,268

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$50,205	$50,786
Accrued and other liabilities	557,132	475,776
Operating lease liability – current portion	112,812	103,651
Deferred revenue	777,029	508,861

Total current liabilities	1,497,178	1,139,074

OPERATING LEASE LIABILITY – less current portion	401,870	514,682

Total liabilities	1,899,048	1,653,756

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock —$0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 568,257 shares in 2020 and 875,054 shares in 2019	353,505	554,516
Common stock —$0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 16,457,121 and 14,539,675 shares in 2020 and 2019, respectively	165	145
Additional paid-in capital	9,064,855	8,939,519
Accumulated deficit	(8,916,261)	(9,820,668)

Total shareholders’ equity (deficit)	502,264	(326,488)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$2,401,312	$1,327,268

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2020	2019
REVENUE
Total revenues, net	$3,502,499	$2,420,924

OPERATING COSTS AND EXPENSES
Cost of revenue	502,504	320,609
Selling, general and administrative expenses	2,260,891	1,884,038
Depreciation and amortization expenses	8,969	15,788

Total operating costs and expenses	2,772,364	2,220,435

INCOME FROM OPERATIONS	730,135	200,489

Other income	3,154	117,078

Interest expense	-	(277)

NET INCOME BEFORE INCOME TAX	733,289	317,290

Income tax benefit	339,197	-
NET INCOME	$1,072,486	$317,290

Preferred stock dividends	(59,771)	(81,731)
Net income available to common shareholders	$1,012,715	$235,559

Net income per share:
Basic	$0.07	$0.02
Diluted	$0.06	$0.01

Weighted average shares outstanding:
Basic	14,913,351	14,275,957
Diluted	17,533,766	16,780,497

See accompanying notes to consolidated financial statements.

 FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2020 and 2019

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2019	13,621,009	$136	987,102	$638,849	$8,765,712	$(10,137,958)	$(733,261)

Stock options compensation	-	-	-	-	23,795	-	23,795

Stock options exercised	38,666	-	-	-	116	-	116

Stock options exercised by reducing deferred compensation payable	480,000	5	-	-	1,435	-	1,440

Warrants expense	-	-	-	-	15,358	-	15,358

Warrants exercised	400,000	4	-	-	1,896	-	1,900

Preferred stock repurchased	-	-	(59,634)	(40,626)	20,350	-	(20,276)

Preferred stock returned	-	-	(114,792)	(78,203)	78,203	-	-

Preferred stock issued to settle related party liability	-	-	62,378	21,209	45,941	-	67,150

Amortization of increasing dividend rate preferred stock discount	-	-	-	13,287	(13,287)	-	--

Net income	-	-	-	-	-	317,290	317,290

Balance at December 31, 2019	14,539,675	145	875,054	554,516	8,939,519	(9,820,668)	(326,488)

Stock options expense	-	-	-	-	24,595	-	24,595

Warrants expense	-	-	-	-	1,958	-	1,958

Stock options exercised by reducing deferred compensation payable	1,359,372	14	-	-	18,673	-	18,687

Common stock issued for repurchase of preferred stock	458,074	5	-	-	22,899	-	22,904

Preferred stock repurchased	-	-	(356,797)	(235,951)	37,927	-	(198,024)

Repurchased preferred stock assigned to settle related party liability	-	-	50,000	27,750	26,075	-	53,825

Warrants exercised	100,000	1	-	-	399	-	400

Amortization of increasing dividend rate preferred stock discount	-	-	-	7,190	(7,190)	-	-

Preferred stock dividends declared	-	-	-	-	-	(168,079)	(168,079)

Net income	-	-	-	-	-	1,072,486	1,072,486

Balance at December 31, 2020	16,457,121	$165	568,257	$353,505	$9,064,855	$(8,916,261)	$502,264

See accompanying notes to consolidated financial statements

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,072,486	$317,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,969	15,788
Noncash lease expense	103,651	146,534
Gain from partial termination of right of use leased asset	-	(16,307)
Deferred taxes	(339,197)	-
Stock options and warrants expense	26,553	39,153
Provision for (recovery of) uncollectible accounts receivable	1,278	(1,521)
Common stock issued for prior preferred stock repurchase charged to expense	3,280	-
Net (increase) decrease in
Accounts receivable	(31,086)	5,604
Prepaid expenses and other assets	(7,562)	(2,138)
Net increase (decrease) in
Accounts payable	(581)	(10,547)
Accounts payable, related party	-	(4,000)
Accrued and other liabilities	(14,211)	740
Deferred revenue	268,168	66,090
Operating lease liability	(103,651)	(130,227)
Net cash provided by operating activities	988,097	426,459

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(14,185)	(14,543)
Net cash used in investing activities	(14,185)	(14,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings under notes payable – related party	-	(27,888)
Proceeds from exercise of options	-	116
Proceeds from exercise of warrants	400	1,900
Payments for repurchase of preferred stock	(178,400)	(20,276)
Net cash used in financing activities	(178,000)	(46,148)

NET INCREASE IN CASH AND CASH EQUIVALENTS	795,912	365,768
Cash and cash equivalents at beginning of period	612,005	246,237
Cash and cash equivalents at end of period	$1,407,917	$612,005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash and cash equivalents paid for interest	$-	$277

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use assets and operating lease liabilities recognized	$-	$1,077,123
Right of use assets and lease liability remeasurement adjustment	$-	$328,563
Amortization of increasing dividend rate preferred stock discount	$7,190	$13,287
Preferred stock returned	$-	$78,203
Preferred stock issued to settle related party liability	$53,825	$67,150
Common stock issued in connection with repurchase of preferred stock	$19,624	$-
Exercise of options by reducing deferred compensation payable	$18,687	$1,440
Preferred stock dividend declared	$168,079	$-

See accompanying notes to consolidated financial statements

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE A — SUMMARY OF ACCOUNTING POLICIES AND NATURE OF OPERATIONS

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Nature of Operations

FullNet Communications, Inc. and Subsidiaries (the Company) is an integrated communications provider primarily focused on providing mass notification services using text messages and automated telephone calls, equipment colocation and related services, and customized live help desk outsourcing services to individuals, businesses, organizations, educational institutions and governmental agencies. Through its subsidiaries, FullNet, Inc., FullTel, Inc., FullWeb, Inc. and CallMultiplier, Inc., the Company provides high quality, reliable and scalable Internet based advanced voice and data solutions designed to meet customer needs. Services offered include:

•Mass notification services using text messages and automated telephone calls;

•Carrier-neutral equipment colocation, web hosting and related services; and

•Customized live help desk outsourcing services.

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

Accounts Receivable

The Company operates and grants credit, on an uncollateralized basis. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different industries as well as the Company’s emphasis on obtaining deposits and/or payment in advance for services from the majority of its customers. During the year ended December 31, 2020, the Company had two customers that comprised approximately 12% and 4% of total revenues, respectively. During the year ended December 31, 2019, the Company had two customers that each comprised approximately 14% and 5% of total revenues, respectively.

Accounts receivable, other than certain large customer accounts which are evaluated individually, are considered past due for purposes of determining the allowance for doubtful accounts based on past experience of collectability as follows:

1 – 29 days	1.5%
30 – 59 days	30%
60 – 89 days	50%
> 90 days	100%

In addition, if the Company becomes aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Total bad debt expense and direct write-off for the year ended December 31, 2020 was $1,278. Total bad debt recovery for the year ended December 31, 2019 was $1,521.

Accounts receivable consist of the following at December 31:

Schedule of Accounts Receivable
	2020	2019

Accounts receivable	$237,698	$206,612
Less allowance for doubtful accounts	(206,947)	(205,669)

	$30,751	$943

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets as follows:

Software	3 years
Computers and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of estimated life of improvement or the lease term

Property and equipment consist of the following at December 31:

	2020	2019

Computers and equipment	$307,023	$1,478,344
Leasehold improvements	1,067,934	1,088,934
Software	-	153,767
Furniture and fixtures	33,929	41,084
	1,408,886	2,762,129
Less accumulated depreciation	(1,345,919)	(2,704,378)
	$62,967	$57,751

Depreciation expense for the years ended December 31, 2020 and 2019, was $8,969 and $8,058, respectively.

Long-Lived Assets

All long-lived assets held and used by the Company, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In accordance with ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. No intangible assets were purchased in 2020 and 2019. The Company incurred no impairment expense in 2020 or 2019. Amortization expense of intangible assets for the years ended December 31, 2020 and 2019, was zero and $7,730, respectively.

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

The Company’s revenue is derived from fees earned from customers utilizing the Company’s services. The Company has four streams of revenue as shown in the following table:

Revenue Description	For Year Ended December 31, 2020	% of Total Revenue	For Year Ended December 31, 2019	% of Total Revenue
Mass notification services using text messages and automated telephone calls	$2,598,840	74%	$1,553,391	64%
Colocation and web hosting services	455,795	13%	507,973	21%
Live help desk support services	423,312	12%	333,805	14%
Internet access service	24,552	1%	25,755	1%
Total revenue	$3,502,499	100%	$2,420,924	100%

Revenue from the Company’s mass notification service and its access service is recognized as the services are provided pursuant to unwritten contracts created when the Company’s customers create an account on the Company’s website agreeing to be bound by the Company’s published Terms of Service when they purchase the Company’s service.

Revenue from the Company’s colocation and web hosting services, its live help desk support services, and its internet access services is recognized as the services are provided pursuant to written contracts executed by the Company and its customers.

Each of the Company’s services represents a single performance obligation consisting of a distinct service. All of the Company’s revenues are recognized as the services are provided over the life of the contract. Revenue that is received in advance of the services provided is deferred until the services are provided.

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

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertisement takes place. Advertising expense for the years ended December 31, 2020 and 2019, was $635,515 and $343,497, respectively.

Income Taxes

The Company accounts for income taxes utilizing the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes, using enacted statutory tax rates in effect for the year in which the differences are expected to reverse. The effects of future changes in tax laws or rates are not included in the measurement. The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns.

On a regular basis, the Company evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets and a valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Reconciliation of basic and diluted income (loss) per share (“EPS”) are as follows:

	December 31, 2020	December 31, 2019
Net income:
Net income	$1,072,486	$317,290
Preferred stock dividends	(59,771)	(81,731)
Net income available to common shareholders	1,012,715	235,559

Basic income per share:
Weighted-average common shares outstanding used in income per share computations	14,913,351	14,275,957
Basic income per share	0.07	0.02

Diluted income per share:
Shares used in diluted income per share computations	17,533,766	16,780,235
Diluted income per share	0.06	0.01

Computation of shares used in income per share:
Weighted average shares and share equivalents outstanding - basic	14,913,351	14,275,957
Effect of preferred stock	-	875,054
Effect of dilutive stock options	2,351,621	1,365,462
Effect of dilutive warrants	268,794	263,762
Weighted average shares and share equivalents outstanding – assuming dilution	17,533,766	16,780,235

Schedule of Anti-dilutive Securities Excluded:	December 31, 2020	December 31, 2019

Convertible preferred stock	568,257	-
Total anti-dilutive securities excluded	568,257	-

Stock-Based Compensation

The Company does not have a written employee stock option plan. The Company has historically generally granted employee stock options with an exercise price equal to the market price of the Company’s stock at the date of grant, a contractual term of ten years, and a vesting period of three years ratably on the first, second and third anniversaries of the date of grant (with limited exceptions).

All employee stock options granted during 2020 and 2019 were nonqualified stock options. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model. See Note E – Common Stock and Stock-Based Compensation for further information on stock-based compensation.

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

At December 31, 2020, the Company had no related party accounts payable to officers and directors for unpaid expense reimbursements. Additionally, the Company had no related party accounts payable to officers and directors for unpaid expense reimbursements as of December 31, 2019.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2020 and 2019, are based upon the short-term nature of the assets and liabilities.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 (as amended through June 2020), “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. ASU No. 2016-13 introduced a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables, contract assets and held-to-maturity debt securities. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers excluding smaller reporting companies, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. On October 16, 2019 FASB voted to delay implementation of ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments.” For all other entities, the amendments are now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company chose early adoption of this guidance effective January 1, 2020. The Company continues to evaluate the impact of these amendments to the Company’s financial position and results of operations and currently expect no material impact of the adoption of the amendments on the Company’s consolidated financial statements.

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

The Company has historically experienced significant operating losses with cumulative losses from inception of approximately $8.9 million. These losses have resulted in a negative working capital position of approximately $39,000 at December 31, 2020, of which approximately $258,000 of the Company’s current liabilities is owed to its officers and directors, and approximately $777,000 of the Company’s current liabilities is deferred revenue.  The Company’s officers and directors, who are also major shareholders, have informally agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize the Company’s ability to continue as a going concern. The deferred revenue represents advance payments for services from the Company’s customers which will be satisfied by its delivery of services in the normal course of business and will not require settlement in cash.

The Company started a number of initiatives in 2017 which included revenue enhancement initiatives, cost saving initiatives, the sale of excess assets and an orderly exit from the CLEC business. The Company was successful with its revenue enhancement and cost saving initiatives and in selling certain excess assets in the third quarter of 2018 and the first quarter of 2019, as well as effecting an orderly exit from the CLEC business through the sale of substantially all of its wholly owned subsidiary’s CLEC operating assets.

As a result of these initiatives, the Company generated positive cash flow from its operating activities of approximately $988,000 and $426,000 for the years ended December 31, 2020 and 2019, respectively. In addition, the Company was able to generate net income of approximately $1,072,000 for the year ended December 31, 2020, compared to a net income of approximately $317,000 for the year ended December 31, 2019.

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

NOTE C – COMMITMENTS

Operating Leases

Under the new lease guidance (Topic 842), the Company recorded a ROU Lease Asset and associated Lease Liability for the Original Lease which as of December 31, 2019, had balances of $930,588 and $946,895, respectively. In recording the initial ROU Lease Asset and associated Lease Liability, the Company assumed that it would extend the lease for an additional five-year term at a rate per square foot which increased annually during the term. This lease was for 13,046 square feet at $17.00 per square foot and the Company assumed that the square footage would remain the same and the rate would increase by $.50 per square foot per year during the 5-year renewal period for purposes of calculating the ROU Lease Asset and associated Lease Liability.

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

The partial termination of the Original Lease resulted in a reduction of the Company’s ROU Asset and associated Lease Liability by approximately 33% consistent with the reduction in square footage the Company is now leasing. The impact was to reduce the Lease Liability by $328,562 from $946,895 to $618,333 and to reduce the ROU Asset by the same percentage resulting in a $312,255 reduction from $930,588 to $618,333. As a result of the partial termination the Company recognized a gain of $16,307 during the year ended December 31, 2019.

Amortization of the ROU Asset and payments of the associated Lease Liability for the year ended December 31, 2020 were $103,651 and $103,651, respectively, leaving a year-end December 31, 2020 balance of $514,682 for both the ROU Asset and the associated Lease Liability.

Future minimum lease payments required at December 31, 2020, under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2021	$152,232
2022	152,232
2023	152,232
2024	152,234
Total	608,930
Present value of discount	(94,248)
Current portion lease liability	(112,812)
Long-term lease liability	$401,870

Rental expense for all operating leases for the years ended December 31, 2020 and 2019, was approximately $152,232 and $237,014, respectively.

NOTE D — INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

The Company’s deferred tax assets relate primarily to net operating loss carryforwards for income tax purposes at December 31, 2020, totaling approximately $1,318,000 which will begin to expire in 2023. On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Based upon the historical trend of increasing earnings management concluded that it is more likely than not that a tax benefit will be realized from the Company’s deferred tax assets and therefore eliminated the previously recorded valuation allowance for its deferred tax assets. Elimination of the valuation allowance resulted in a deferred tax asset at December 31, 2020, of approximately $339,000 and a corresponding tax benefit for the fiscal year ended December 31, 2020. For 2019, the net operating loss carry-forward was $433,487, and the valuation allowance was $433,487.

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

NOTE E — COMMON STOCK AND STOCK-BASED COMPENSATION

COMMON STOCK

On December 2, 2020, certain officers and directors and their family members exercised options to purchase 1,359,372 restricted shares of the Company’s common stock by reducing deferred compensation payable to officers and directors of $18,687. On May 17, 2019, certain employees, officers and directors and their family members exercised options to purchase 518,666 restricted shares of the Company’s common stock for cash proceeds of $116 and the reduction of deferred compensation payable to officers and directors of $1,440.

STOCK-BASED COMPENSATION

The Company does not have a written employee stock option plan. The Company has historically generally granted employee stock options with an exercise price equal to the market price of the Company’s stock at the date of grant, a contractual term of ten years, and a vesting period of three years ratably on the first, second and third anniversaries of the date of grant (with limited exceptions).

All employee stock options granted during 2020 and 2019 were nonqualified stock options. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The following table summarizes the Company’s employee stock option activity for the years ended December 31, 2020 and 2019:

Schedule of Employee Stock Option Activity

	Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, December 31, 2018	2,370,834	$ 0.010	7.45
Options exercisable, December 31, 2018	1,126,167	$ 0.005	6.39	$ 34,623
Options granted during the year	483,000	0.003
Options exercised during the year	(518,666)	0.003
Options expired during the year	(16,333)	0.005
Options outstanding, December 31, 2019	2,318,835	$ 0.010	6.42
Options exercisable, December 31, 2019	1,628,165	$ 0.007	6.00	$ 37,682
Options granted during the year	2,040,500	0.015
Options exercised during the year	(1,359,372)	0.014
Options forfeited during the year	(10,000)	0.019
Options outstanding, December 31, 2020	2,989,963	$ 0.012	7.19
Options exercisable, December 31, 2020	1,727,463	$ 0.010	5.93	$ 155,595

The following table summarizes the Company’s non-vested employee stock option activity for years ended December 31, 2020 and 2019:

	2020	2019
Non-vested options outstanding, beginning of year	690,670	1,244,667
Options granted during the year	2,040,500	483,000
Options vested during the year	(1,458,670)	(1,020,664)
Options forfeited during the year	(10,000)	(16,333)
Non-vested options outstanding, end of year	1,262,500	690,670

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model. In addition to the exercise and grant date prices of the options, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2020	2019
Risk free interest rate	0.33%–0.89%	1.55%-2.51%
Expected lives (in years)	5	1-5
Expected volatility	208%-231%	36.47%-170%
Dividend yield	0%	0%

The following table shows total stock options compensation expense included in the Consolidated Statements of Operations and the effect on basic and diluted earnings per share for the years ended December 31:

	2020	2019
Stock options compensation	$24,595	$23,795
Impact on income per share:
Basic and diluted	$-	$-

During the year 2020, 2,040,500 employee stock options were granted, of which 928,000 vested immediately, and 1,112,500 will vest one-third on each annual anniversary of the grant date resulting in $21,468 of stock options compensation. Stock options compensation of $3,127 recorded in the year 2020 was related to options that were granted in prior years. Additionally, 10,000 employee stock options were forfeited that were related to options granted in prior years. At December 31, 2020 there was $9,632 of unrecognized stock options compensation that is expected to be recognized as an expense over a weighted-average period of 2.6 years.

Common Stock Purchase Warrants – A summary of common stock purchase warrant activity for the years ended December 31, 2020 and 2019 follows:

Outstanding common stock purchase warrants issued to non-employees outstanding at December 31, 2020 are as follows:

Number of shares	Exercise price	Expiration year
250,000	$0.003	2023
40,000	$0.010	2024

The following table summarizes the Company’s common stock purchase warrant activity for the years ended December 31:

	2020	Weighted Average Exercise Price	2019	Weighted Average Exercise Price
Warrants outstanding, beginning of year	290,000	$0.004	250,000	$0.003
Warrants granted during the year	100,000	0.004	440,000	0.005
Warrants exercised during the year	(100,000)	(0.004)	(400,000)	(0.005)
Warrants outstanding, end of year	290,000	$0.004	290,000	$ 0.004

In June 2020, the Company granted 100,000 warrants for the purchase of shares of its common stock with and exercise price of $.004 per share and an expiration date in June 2021. The warrants were valued using Black-Scholes option pricing model on the respective date of issuance using the following assumptions: a) risk free rate of 0.38%; b) term of 1 year and c) expected volatility of 392.22%. The fair value of the warrants was determined to be $1,958, which was recognized as warrant expense. These warrants vested immediately upon grant (June 2, 2020) and will expire in one year from the date of grant. In August 2020, these 100,000 warrants were exercised for which the Company received proceeds of $400. In January 2019, the Company granted 440,000 warrants for the purchase of shares of its common stock with an expiration date in January 2024, of which 140,000 had an exercise price of $.01 per share and 300,000 had an exercise price of $.003 per share. The warrants were valued using Black-Scholes option pricing model on the respective date of issuance using the following assumptions: a) risk free rate of 2.51%; b) term of 5 years and c) expected volatility of 146%. The fair value of the warrants was determined to be $15,358, which was recognized as warrant expense. These warrants vested immediately upon grant (January 2, 2019) and will expire in five years from the date of grant. In March 2019, 400,000 of these warrants were exercised for which the Company received proceeds of $1,900.

NOTE F — SERIES A CONVERTIBLE PREFERRED STOCK

The holders of shares of the Series A convertible preferred stock (the “Series A Preferred”) are entitled to receive, when and as declared by the Company’s board of directors, dividends in cash in the amount of one cent per share per annum through December 31, 2016, five cents per share per annum through December 31, 2017, six cents per share per annum through December 31, 2018, seven cents per share per annum through December 31, 2019, eight cents per share per annum through December 31, 2020, nine cents per share per annum through December 31, 2021, ten cents per share per annum through December 31, 2022, eleven cents per share per annum through December 31, 2023, and twelve cents per share per annum thereafter, payable within 90 days following the 31st day of December each year on such date as determined by the board of directors. The dividends are cumulative and beginning January 1, 2017, the board of directors of the Company may elect to make any required dividend payment with the Company’s unregistered common stock in lieu of cash.

Due to the unstated dividend cost arising from the gradually increasing dividends on the Series A Preferred, the Company calculated a discount on the Series A Preferred at the time of issuance as the present value of the difference between (i) the dividends that are payable in the periods preceding commencement of the perpetual twelve cents per share per annum dividend; and (ii) the perpetual twelve cents per share per annum dividend for a corresponding number of periods; discounted at a market rate of 12% totaling $309,337. The Series A Preferred was valued at the market price on the respective date of issuance for a total value of $672,472. The discount will be amortized over the periods preceding commencement of the perpetual dividend, by charging imputed dividend cost against retained earnings and increasing the carrying amount of the Series A Preferred by a corresponding amount. The discount amortization for the years ended December 31, 2020 and 2019 was $7,190 and $13,287, respectively. The discount amortization per share for the years 2020 and 2019 was $0.02 and $0.02, respectively.

The Series A Preferred was originally issued as non-voting and provided that in the event that the Company failed, for any reason, to make a dividend payment as set forth above, then each share of the Series A Preferred shall thereafter be entitled to two votes upon any matter that the holders of the common stock of the Company are entitled to vote upon.  Since the Series A Preferred issuance in 2013, the Company’s board of directors determined annually that it was in the best interest of the Company and its shareholders to conserve the Company’s working capital and has not made the annual dividend payment. As a result, each share of the Series A Preferred is entitled to two votes upon any matter that the holders of the common stock of the Company are entitled to vote upon.

The Series A Preferred may be redeemed at the option of the Company’s board of directors for one dollar per share plus all accrued and unpaid dividends thereon at the date of redemption. In addition, at any time after a change of control of the Company, the holders of the Series A Preferred shall have the right, at the election of a majority of the holders, to require the Company to redeem all of the Series A Preferred for one dollar per share plus all accrued and unpaid dividends thereon at the date of redemption.

The Series A Preferred has a liquidation preference of one dollar per share plus all accrued and unpaid dividends thereon in the event of liquidation, dissolution or winding up of the Company.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

The Company analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

Pursuant to and upon execution of its headquarters office space lease in the fourth quarter of 2019, the Company’s landlord transferred back to the Company 114,792 shares of the Company’s Series A Preferred which had been previously issued to the landlord in 2013, in satisfaction of $114,792 in unpaid rental payments which were then outstanding. Of these shares returned, 62,378 shares were assigned to settle a related party liability and the remaining 52,414 were cancelled.

During the fourth quarter of 2019, the Company repurchased 59,634 shares of the Series A Preferred in return for a payment of $20,276.

During June 2020, the Company repurchased 356,797 shares of its Series A Preferred in return for the issuance of 392,477 shares of its common stock with a fair value of $19,624 and a payment of $178,400. The Company assigned 50,000 shares of the repurchased Series A Preferred to settle a related party liability of $53,825, and the remaining 306,797 shares were cancelled. Also during June 2020, an additional 65,597 shares of common stock with a fair value of $3,280 were issued and $9,541 was paid to a former Series A Preferred shareholder to equitably adjust the repurchase price of the Series A Preferred shares at the end of 2019 to those made in the second quarter of 2020.

On December 7, 2020, the Company’s board of directors declared a dividend on the Series A Preferred after making the determination that, among other things, on a consolidated basis that (a) the Company’s net income for the years ended December 31, 2019 and December 31, 2020, was legally sufficient to pay the dividends declared below on its Series A Preferred, and (b) the declaration of the dividend was not likely to render the Company unable to meet, as they mature, those liabilities for which payment has not been otherwise adequately provided.

These dividends were paid on January 4, 2021, out of the net income of the Company for the year ended December 31, 2019, to the holders of record of the issued and outstanding shares of the Series A Preferred of the Company at the close of business on December 21, 2020. The dividend consisted of $0.21578 per share, representing the cumulative dividends on the Series A Preferred through the year ended December 31, 2019, and $0.08 per share representing the cumulative dividends on the Series A Preferred through the year ended December 31, 2020, for a total dividend payment of $168,079.

As of December 31, 2020, there were 568,257 shares of Series A Preferred outstanding with voting power representing 6.46% of the total voting power of the Company’s outstanding stock.

NOTE G – SUBSEQUENT EVENTS

On January 4, 2021, the Company paid the December 7, 2020 preferred stock dividends declared of $168,079.

On March 25, 2021, the Company issued 203,000 restricted shares of the Company’s common stock for cash proceeds of $609 pursuant to the exercise of common stock purchase options by various employees.