Form 10-Q
period 2021-03-31
FULLNET COMMUNICATIONS INC
filed 2021-05-17
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, 16,660,121 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (Unaudited)	DECEMBER 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,769,738	$1,407,917
Accounts receivable, net	1,176	30,751
Prepaid expenses and other current assets	28,097	19,640

Total current assets	1,799,011	1,458,308

PROPERTY AND EQUIPMENT, net	66,344	62,967

OTHER ASSETS AND INTANGIBLE ASSETS	24,711	26,158

RIGHT OF USE LEASED ASSET	487,369	514,682

DEFERRED TAX ASSET	242,528	339,197

TOTAL ASSETS	$2,619,963	$2,401,312

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$50,135	$50,205
Accrued and other liabilities	427,027	389,053
Dividends payable	-	168,079
Operating lease liability – current portion	115,227	112,812
Deferred revenue	875,158	777,029

Total current liabilities	1,467,547	1,497,178

OPERATING LEASE LIABILITY – net of current portion	372,142	401,870
Total liabilities	1,839,689	1,899,048

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 568,257 shares in 2021 and 2020	354,404	353,505
Common stock - $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 16,660,121 and 16,457,121 shares in 2021 and 2020, respectively	167	165
Additional paid-in capital	9,066,030	9,064,855
Accumulated deficit	(8,640,327)	(8,916,261)
Total shareholders’ equity	780,274	502,264

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,619,963	$2,401,312

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2021	March 31, 2020
REVENUES
Total revenue	$1,025,984	$714,347

OPERATING COSTS AND EXPENSES
Cost of revenue	148,873	108,671
Selling, general and administrative expenses	502,364	554,662
Depreciation and amortization	2,470	2,190
Total operating costs and expenses	653,707	665,523

INCOME FROM OPERATIONS	372,277	48,824

OTHER INCOME	326	1,783

NET INCOME BEFORE INCOME TAX	372,603	50,607

Income tax expense - deferred	(96,669)	-
NET INCOME	$275,934	$50,607
Preferred stock dividends	(13,685)	(20,375)
Net income available to common shareholders	$262,249	$30,232

Net income per share:
Basic	$0.02	$0.00
Diluted	$0.01	$0.00

Weighted average common shares outstanding:
Basic	16,470,654	14,539,675
Diluted	19,341,419	16,501,851

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

Three Months Ended March 31, 2020

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2020	14,539,675	$145	875,054	$554,516	$8,939,519	$(9,820,668)	$(326,488)

Stock options expense	-	-	-	-	1,231	-	1,231

Amortization of increasing dividend rate preferred stock discount	-	-	-	2,874	(2,874)	-	-

Net income	-	-	-	-	-	50,607	50,607

Balance at March 31, 2020 – (unaudited)	14,539,675	$145	875,054	$557,390	$8,937,876	$(9,770,061)	$(274,650)

Three Months Ended March 31, 2021

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2021	16,457,121	$165	568,257	$353,505	$9,064,855	$(8,916,261)	$502,264

Stock options expense	-	-	-	-	1,467	-	1,467

Stock options exercised	203,000	2	-	-	607	-	609

Amortization of increasing dividend rate preferred stock discount	-	-	-	899	(899)	-	-

Net income	-	-	-	-	-	275,934	275,934

Balance at March 31, 2021 – (unaudited)	16,660,121	$167	568,257	$354,404	$9,066,030	$(8,640,327)	$780,274

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$275,934	$50,607
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,470	2,190
Noncash lease expense	27,313	25,096
Provision for deferred tax expense	96,669	-
Stock options expense	1,467	1,231
Provision for (recovery of) uncollectible accounts receivable	(535)	1,812
Net (increase) decrease in
Accounts receivable	30,110	(7,031)
Prepaid expenses and other assets	(7,010)	(13,538)
Net increase (decrease) in
Accounts payable	(70)	9,427
Accrued and other liabilities	37,974	29,435
Deferred revenue	98,129	161,556
Operating lease obligation	(27,313)	(25,096)
Net cash provided by operating activities	535,138	235,689

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(5,847)	(5,047)
Net cash used in investing activities	(5,847)	(5,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	609	-
Payment of dividends payable - preferred stock	(168,079)
Net cash used in financing activities	(167,470)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	361,821	230,642
Cash and cash equivalents at beginning of period	1,407,917	612,005
Cash and cash equivalents at end of period	$1,769,738	$842,647

NON-CASH INVESTING AND FINANCING ACTIVITIES
Amortization of increasing dividend rate preferred stock discount	$899	$2,874

See accompanying notes to the unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements and related notes of FullNet Communications and its subsidiaries (“we”, “our”, collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2020.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2021.

COVID-19 Pandemic

The global outbreak of the coronavirus disease (COVID-19), which the World Health Organization has characterized as a “pandemic”, has resulted in a crisis affecting economies and financial markets worldwide. The pandemic, and its attendant economic damage, has impacted market segments in different ways, with industries experiencing significant losses while others actually gained. We believe that the COVID-19 pandemic, with its shifts in human interactions and communications, resulted for us in a net addition of new customers and the sale of additional services to existing customers and increased interest in our automated group text and voice message delivery services.  As the COVID-19 pandemic subsides, it is possible that the increases we have experienced may slow, resulting in adverse effects on our business, results of operations and financial condition. The ultimate extent of its impact on us will depend on future developments, which are highly uncertain and cannot be predicted, including the extent to which people return to preexisting patterns of behavior when the COVID-19 pandemic subsides.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes", which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. This guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance effective January 1, 2021. The adoption of ASU No. 2019-12 did not have a material impact on the Company’s consolidated financial statements.

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

The reconciliation of basic and diluted income per share are as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income:
Net income	$275,934	$50,607
Preferred stock dividends	(13,685)	(20,375)
Net income available to common shareholders	262,249	30,232

Basic income per share:
Weighted average common shares outstanding used in income per share	16,470,654	14,539,675
Basic income per share	0.02	0.00

Diluted income per share:
Shares used in diluted income per share	19,341,419	16,501,851
Diluted income per share	0.01	0.00

Computation of shares used in income per share:
Weighted average shares and share equivalents outstanding – basic	16,470,654	14,539,675
Effect of dilutive stock options	2,586,500	1,741,198
ct of dilutive warrants	284,265	220,978
Weighted average shares and share equivalents outstanding – diluted	19,341,419	16,501,851

Schedule of Anti-dilutive Securities Excluded
	Three Months Ended
	March 31, 2021	March 31, 2020
Stock options	-	300,000
Preferred stock	568,257	875,054
Total anti-dilutive securities excluded	568,257	1,175,054

Anti-dilutive securities consist of stock options and convertible preferred stock whose exercise price or conversion price, respectively, was greater than the average market price of the common stock.

2.     STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the three months ended March 31, 2021:

Schedule of Employee Stock Option Activity

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2020	2,989,963	$0.012	7.19

Options exercisable, December 31, 2020	1,727,463	$0.010	5.93	$ 155,595

Options exercised during the period	203,000	$0.003

Options expired during the period	31,334	$0.003

Options outstanding March 31, 2021	2,755,629	$0.012	7.25

Options exercisable March 31, 2021	1,912,133	$0.012	6.62	$ 264,622

During the three months ended March 31, 2021, certain employees of the Company exercised options to purchase 203,000 restricted shares of the Company’s common stock. Proceeds from the exercise of the Options were $609. The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, without payment of any form of commissions or other remuneration.

Total stock-based compensation expense for the three months ended March 31, 2021 was $1,467 of which all was related to options issued in prior years. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

3.     WARRANT ACTIVITY

The following table summarizes the Company’s warrant activity for the three months ended March 31, 2021:

Schedule of Warrant Activity

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Warrants outstanding December 31, 2020	290,000	$0.004	2.41

Warrants exercisable December 31, 2020	290,000	$0.004	2.41	$ 27,850

Warrants outstanding March 31, 2021	290,000	$0.004	2.16

Warrants exercisable March 31, 2021	290,000	$0.004	2.16	$ 42,350

During the three months ended March 31, 2021, no warrants were issued or exercised.

4.     SERIES A CONVERTIBLE PREFERRED STOCK

On January 4, 2021 the Company paid the December 7, 2020 dividends declared on its Series A Convertible Preferred Stock of $168,079. As of March 31, 2021, the aggregate outstanding accumulated arrearages of cumulative dividend was $12,786 or if issued in common shares, 85,240 shares.

The amortization of the increasing dividend rate preferred stock discount for the three months ended March 31, 2021 was $899.

5.     LEASES

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

We used our incremental borrowing rate (8.5%) in determining the present value of the lease payments over the lease expiration date of December 31, 2024. At March 31, 2021, the remaining future cash payments under our lease total to $570,870.

For the three months ended March 31, 2021, we amortized $27,313 of our operating right-of-use, or ROU, asset and made payments of the associated lease liability for the same amount. At March 31, 2021, an operating ROU asset and liability of $487,369, each, are included on our condensed consolidated balance sheet.

For the three months ended March 31, 2021, our fixed operating lease cost was $38,058, which is included within operating costs and expenses in our condensed consolidated statement of operations. For the three months ended March 31, 2020, our fixed operating lease cost was $38,058.

Future minimum lease payments under non-cancellable operating lease as of March 31, 2021, were as follows:

Year ending December 31,
2021 (nine months remaining)	$ 114,174
2022	152,232
2023	152,232
2024	152,232
Total future minimum lease payments	570,870
Present value of discount	(83,501)
Current portion lease liability	(115,227)
Long-term lease liability	$ 372,142

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our 2020 Annual Report on Form 10-K and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2020 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and group message delivery industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.

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

COVID-19 Pandemic

The global outbreak of the coronavirus disease (COVID-19), which the World Health Organization has characterized as a “pandemic”, has resulted in a crisis affecting economies and financial markets worldwide. The pandemic, and its attendant economic damage, has impacted market segments in different ways, with industries experiencing significant losses while others actually gained. We believe that the COVID-19 pandemic, with its shifts in human interactions and communications, resulted for us in a net addition of new customers and the sale of additional services to existing customers and increased interest in our automated group text and voice message delivery services. As the COVID-19 pandemic subsides, it is possible that the increases we have experienced may slow, resulting in adverse effects on our business, results of operations and financial condition. The ultimate extent of its impact on us will depend on future developments, which are highly uncertain and cannot be predicted, including the extent to which people return to preexisting patterns of behavior when the COVID-19 pandemic subsides.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021		March 31, 2021
	Amount	Percent	Amount	Percent
Revenues:
Total revenue	1,025,984	100.0	714,347	100.0

Cost of revenue	148,873	14.5	108,671	15.2
Selling, general and administrative expenses	502,364	49.0	554,662	77.6
Depreciation and amortization	2,470	0.2	2,190	0.3
Total operating costs and expenses	653,707	63.7	665,523	93.1

Income from operations	372,277	36.3	48,824	6.8
Other income	326	0.0	1,783	0.2
Income tax expense	(96,669)	(9.4)	-	0.0
Net income	275,934	26.9	50,607	7.0

Preferred stock dividends	(13,685)	(1.3)	(20,375)	(2.8)

Net income available to common shareholders	262,249	25.6	$30,232	4.2

Three Months Ended March 31, 2021 (the “2021 1st Quarter”) Compared to Three Months Ended March 31, 2020 (the “2020 1st Quarter”)

Revenues

Total revenue increased $311,637 or 43.6% to $1,025,984 for the 2021 1st Quarter from $714,347 for the same period in 2020. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

In the 2021 1st Quarter, we had interest income of $326. In the 2020 1st Quarter, we had interest income of $1,783.

Operating Costs and Expenses

Cost of revenue increased $40,202 or 37.0% to $148,873 for the 2021 1st Quarter from $108,671 for the same period in 2020.

This increase was primarily related to servicing new customers added through growth of business. Cost of revenue as a percentage of total revenue decreased to 14.5% during the 2021 1st Quarter, compared to 15.2% during the same period in 2020, as a result of decreased utilization of higher cost components of our service offerings combined with price decreases from our vendors.

Selling, general and administrative expenses decreased $52,298 or 9.4% to $502,364 for the 2021 1st Quarter compared to $554,662 for the same period in 2020. This decrease was primarily related to decreases in advertising, supplies, bad debt expense, utilities, and travel and entertainment of $73,159, $2,360, $2,347, $1,661, and $1,091, respectively, which were offset by increases in employee costs, bank and credit card fees, professional fees, business insurance, repairs and maintenance, and miscellaneous expenses of $12,428, $7,706, $3,279, $2,395, $1,926, and $529, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased to 49.0% during the 2021 1st Quarter from 77.6% during the same period in 2020.

Depreciation and amortization expense increased $280 or 12.8% to $2,470 for the 2021 1st Quarter compared to $2,190 for the same period in 2020. This increase was related to depreciation associated with assets purchased during the 2021 1st Quarter.

  Income Taxes

Our deferred tax assets relate primarily to net operating loss carryforwards for income tax purposes at March 31, 2021, totaling approximately $942,222 which will begin to expire in 2023. On a regular basis, we evaluate all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of our deferred tax assets. Based upon the historical trend of increasing earnings we concluded that it is more likely than not that a tax benefit will be realized from our deferred tax assets and therefore in the 4th Quarter of 2020 eliminated the previously recorded valuation allowance for our deferred tax assets. Elimination of the valuation allowance resulted in a deferred tax asset at December 31, 2020, of approximately $339,000 and a corresponding tax benefit for the fiscal year ended December 31, 2020. As a result, we began recording income tax expense in the 1st Quarter of 2021.

  Net Income

For the 2021 1st Quarter, we realized net income of $275,934 compared to net income of $50,607 for the same period in 2020.  The increase was due primarily to an increase in total revenue of $311,637 in the 1st Quarter of 2021 over that in the 1st Quarter of 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had $1,769,738 in cash and $1,799,011 in current assets and $1,467,547 in current liabilities. Current liabilities consist primarily of $427,027 in accrued and other liabilities, of which $254,359 is owed to our officers and directors, and $875,158 in deferred revenue. Our officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

At March 31, 2021 and December 31, 2020, we had positive working capital of $331,464 and a working capital deficit of $38,870, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of March 31, 2021, $44,971 of the $50,135 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the three-month periods ended March 31, 2021 and 2020 consist of the following:

	For the Three-Month Period Ended March 31,
	2021	2020
Net cash flows provided by operating activities	$535,138	$235,689
Net cash flows used in investing activities	(5,847)	(5,047)
Net cash flows used in financing activities	(167,470)	-

Cash used for the purchase of property and equipment was $5,847 and $5,047 in the three months ended March 31, 2021 and 2020, respectively.

No intangible assets were purchased in the three months ended March 31, 2021 and 2020.

On January 4, 2021, we paid the December 7, 2020, preferred stock dividends declared of $168,079.

On March 25, 2021, employee stock options for 203,000 shares of our common stock were exercised. Proceeds from the exercise of the options were $609.

The planned expansion of our business will require significant capital to fund capital expenditures and working capital needs. Our principal capital expenditure requirements will include:

•	mergers and acquisitions;
•	improvements of existing services, development of new services; and
•	further development of operations support systems and other automated back-office systems.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of March 31, 2021 pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2021, we agreed to sell 203,000 restricted shares of our common stock, par value $0.00001 per share pursuant to the exercise of previously issued and outstanding common stock purchase options (the “Options”) held by various employees. Proceeds from the exercise of the Options were $609. The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended without payment of any form of commissions or other remuneration.

Immediately following the exercise of the Options, we had 16,660,121 shares of common stock issued and outstanding.

Item 5.     Other Information

During the three months ended March 31, 2021, all events reportable on Form 8-K were reported.

Item 6.     Exhibits

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: May 17, 2021	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer