Form 10-Q
period 2021-06-30
FULLNET COMMUNICATIONS INC
filed 2021-08-16
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, 16,660,121 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (Unaudited)	DECEMBER 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,096,862	$1,407,917
Accounts receivable, net	28,150	30,751
Prepaid expenses and other current assets	34,126	19,640

Total current assets	2,159,138	1,458,308

PROPERTY AND EQUIPMENT, net	63,701	62,967

OTHER ASSETS AND INTANGIBLE ASSETS	23,408	26,158

RIGHT OF USE LEASED ASSET	459,470	514,682

DEFERRED TAX ASSET	147,208	339,197

TOTAL ASSETS	$2,852,925	$2,401,312

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$50,008	$50,205
Accrued and other liabilities	417,310	389,053
Dividends payable	-	168,079
Operating lease liability – current portion	117,692	112,812
Deferred revenue	872,308	777,029

Total current liabilities	1,457,318	1,497,178

OPERATING LEASE LIABILITY – net of current portion	341,778	401,870
Total liabilities	1,799,096	1,899,048

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 568,257 shares in 2021 and 2020	355,303	353,505
Common stock - $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 16,660,121 and 16,457,121 shares in 2021 and 2020, respectively	167	165
Additional paid-in capital	9,066,598	9,064,855
Accumulated deficit	(8,368,239)	(8,916,261)
Total shareholders’ equity	1,053,829	502,264

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,852,925	$2,401,312

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
REVENUES
Total revenue	$994,891	$888,435	$2,020,875	$1,602,782

OPERATING COSTS AND EXPENSES
Cost of revenue	167,088	133,524	315,961	242,195
Selling, general and administrative expenses	477,961	611,194	980,325	1,165,856
Depreciation and amortization	2,643	2,209	5,113	4,399
Total operating costs and expenses	647,692	746,927	1,301,399	1,412,450

INCOME FROM OPERATIONS	347,199	141,508	719,476	190,332

OTHER INCOME	20,209	117	20,535	1,900

NET INCOME BEFORE INCOME TAX	367,408	141,625	740,011	192,232

Income tax expense - deferred	(95,320)	-	(191,989)	-
NET INCOME	$272,088	$141,625	$548,022	$192,232
Preferred stock dividends	(13,684)	(13,163)	(27,369)	(33,538)
Net income available to common shareholders	$258,404	$128,462	$520,653	$158,694

Net income per share:
Basic	$0.02	$0.01	$0.03	$0.01
Diluted	$0.01	$0.01	$0.03	$0.01

Weighted average common shares outstanding:
Basic	16,660,121	14,542,192	16,565,911	14,542,192
Diluted	19,588,985	17,599,562	19,471,962	17,182,766

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

Three Months Ended June 30, 2021

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at April 1, 2021	16,660,121	$167	568,257	$354,404	$9,066,030	$(8,640,327)	$780,274

Stock options expense	-	-	-	-	1,467	-	1,467

Amortization of increasing dividend rate preferred stock discount	-	-	-	899	(899)	-	-

Net income	-	-	-	-	-	272,088	272,088

Balance at June 30, 2021 – (unaudited)	16,660,121	$167	568,257	$355,303	$9,066,598	$(8,368,239)	$1,053,829

Six Months Ended June 30, 2021

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2021	16,457,121	$165	568,257	$353,505	$9,064,855	$(8,916,261)	$502,264

Stock options expense	-	-	-	-	2,934	-	2,934

Stock options exercised	203,000	2	-	-	607	-	609

Amortization of increasing dividend rate preferred stock discount	-	-	-	1,798	(1,798)	-	-

Net income	-	-	-	-	-	548,022	548,022

Balance at June 30, 2021 – (unaudited)	16,660,121	$167	568,257	$355,303	$9,066,598	$(8,368,239)	$1,053,829

Three Months Ended June 30, 2020

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at April 1, 2020	14,539,675	$145	875,054	$557,390	$8,937,876	$(9,770,061)	$ (274,650)

Stock options expense	-	-	-	-	22,211	-	22,211

Common stock issued for repurchase of preferred stock	458,074	5	-	-	22,899	-	22,904

Preferred stock repurchased	-	-	(356,797)	(235,951)	37,927	-	(198,024)

Repurchased preferred stock assigned to settle related party liability	-	-	50,000	27,750	26,075	-	53,825

Amortization of increasing dividend rate preferred stock discount	-	-	-	721	(721)	-	-

Net income	-	-	-	-	-	141,625	141,625

Balance at June 30, 2020 – (unaudited)	14,997,749	$150	568,257	$349,910	$9,046,267	$(9,628,436)	$ (232,109)

Six Months Ended June 30, 2020

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2020	14,539,675	$145	875,054	$554,516	$8,939,519	$(9,820,668)	$ (326,488)

Stock options expense	-	-	-	-	23,442	-	23,442

Common stock issued for repurchase of preferred stock	458,074	5	-	-	22,899	-	22,904

Preferred stock repurchased	-	-	(356,797)	(235,951)	37,927	-	(198,024)

Repurchase preferred stock assigned to settle related party liability	-	-	50,000	27,750	26,075	-	53,825

Amortization of increasing dividend rate preferred stock discount	-	-	-	3,595	(3,595)	-	-

Net income	-	-	-	-	-	192,232	192,232

Balance at June 30, 2020 - (unaudited)	14,997,749	$150	568,257	$349,910	$9,046,267	$(9,628,436)	$ (232,109)

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$548,022	$192,232
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,113	4,399
Noncash lease expense	55,212	50,728
Provision for deferred tax expense	191,989	-
Stock options expense	2,934	23,442
Provision for (recovery of) uncollectible accounts receivable	4	2,523
Common stock issued for prior preferred stock repurchase charged to expense	-	3,280
Net (increase) decrease in
Accounts receivable	2,597	(7,179)
Prepaid expenses and other assets	(11,736)	(31,760)
Net increase (decrease) in
Accounts payable	(197)	174
Accrued and other liabilities	28,257	(39,309)
Deferred revenue	95,279	214,498
Operating lease obligation	(55,212)	(50,728)
Net cash provided by operating activities	862,262	362,300

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(5,847)	(5,047)
Net cash used in investing activities	(5,847)	(5,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	609	-
Payments for repurchase of preferred stock	-	(178,400)
Payment of dividends payable - preferred stock	(168,079)	-
Net cash used in financing activities	(167,470)	(178,400)

NET INCREASE IN CASH AND CASH EQUIVALENTS	688,945	178,853
Cash and cash equivalents at beginning of period	1,407,917	612,005
Cash and cash equivalents at end of period	$2,096,862	$790,858

NON-CASH INVESTING AND FINANCING ACTIVITIES
Repurchased preferred stock assigned to settle related party liability	-	$53,825
Common stock issued in connection with repurchase of preferred stock	-	$19,624
Amortization of increasing dividend rate preferred stock discount	$1,798	$3,595

See accompanying notes to the unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements and related notes of FullNet Communications, Inc. and its subsidiaries (“we”, “our”, collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2020.

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

The reconciliation of basic and diluted income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income:
Net income from operations	$272,088	$141,625	$548,022	$192,232
Preferred stock dividends	(13,684)	(13,163)	(27,369)	(33,538)
Net income available to common shareholders	258,404	128,462	520,653	158,694

Basic income per share:
Weighted average common shares outstanding used in income per share	16,660,121	14,542,192	16,565,911	14,542,192
Basic income per share	0.02	0.01	0.03	0.01

Diluted income per share:
Shares used in diluted income per share	19,588,985	17,599,562	19,471,962	17,182,766
Diluted income per share	0.01	0.01	0.03	0.01

Computation of shares used in income per share:
Weighted average shares and share equivalents outstanding – basic	16,660,121	14,542,192	16,565,911	14,542,192
Effect of dilutive stock options	2,642,694	2,717,207	2,620,629	2,315,321
Effect of dilutive warrants	286,170	340,163	285,422	325,253
Weighted average shares and share equivalents outstanding – diluted	19,588,985	17,599,562	19,471,962	17,182,766

Schedule of Anti-dilutive Securities Excluded
	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Stock options	-	269,000	-	299,000
Preferred stock	568,257	568,257	568,257	568,257
Total anti-dilutive securities excluded	568,257	837,257	568,257	867,257

Anti-dilutive securities consist of stock options and convertible preferred stock whose exercise price or conversion price, respectively, was greater than the average market price of the common stock.

2.     STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the six months ended June 30, 2021:

Schedule of Employee Stock Option Activity

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2020	2,989,963	$0.012	7.19

Options exercisable, December 31, 2020	1,727,463	$0.010	5.93	$ 155,595

Options exercised during the period	203,000	$0.003

Options expired during the period	31,334	$0.003

Options outstanding June 30, 2021	2,755,629	$0.012	7.00

Options exercisable June 30, 2021	1,912,133	$0.012	6.37	$ 494,078

During the six months ended June 30, 2021, certain employees of the Company exercised options to purchase 203,000 restricted shares of the Company’s common stock. Proceeds from the exercise of the Options were $609. The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, without payment of any form of commissions or other remuneration.

Total stock-based compensation expense for the six months ended June 30, 2021 was $2,934 of which all was related to options issued in prior years. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

3.     WARRANT ACTIVITY

The following table summarizes the Company’s warrant activity for the six months ended June 30, 2021:

Schedule of Warrant Activity

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Warrants outstanding December 31, 2020	290,000	$0.004	2.41

Warrants exercisable December 31, 2020	290,000	$0.004	2.41	$ 27,850

Warrants outstanding June 30, 2021	290,000	$0.004	1.91

Warrants exercisable June 30, 2021	290,000	$0.004	1.91	$ 77,150

During the six months ended June 30, 2021, no warrants were issued or exercised.

4.     SERIES A CONVERTIBLE PREFERRED STOCK

On January 4, 2021 the Company paid the December 7, 2020 dividends declared on its Series A Convertible Preferred Stock of $168,079. As of June 30, 2021, the aggregate outstanding accumulated arrearages of cumulative dividend was $25,571 or if issued in common shares, 94,710 shares.

The amortization of the increasing dividend rate preferred stock discount for the six months ended June 30, 2021 was $1,798.

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

We used our incremental borrowing rate (8.5%) in determining the present value of the lease payments over the lease expiration date of December 31, 2024. At June 30, 2021, the remaining future cash payments under our lease total to $532,812.

For the six months ended June 30, 2021, we amortized $55,212 of our operating right-of-use, or ROU, asset and made payments of the associated lease liability for the same amount. At June 30, 2021, an operating ROU asset and liability of $459,470, each, are included on our condensed consolidated balance sheet.

For each of the six months ended June 30, 2021 and 2020, our fixed operating lease cost was $76,116, which is included within operating costs and expenses in our condensed consolidated statements of operations.

Future minimum lease payments under non-cancellable operating lease as of June 30, 2021, were as follows:

Year ending December 31,
2021 (six months remaining)	$76,116
2022	152,232
2023	152,232
2024	152,232
Total future minimum lease payments	532,812
Present value of discount	(73,342)
Current portion lease liability	(117,692)
Long-term lease liability	$341,778

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Total revenue	$994,891	100.0	$888,435	100.0	$2,020,875	100.0	$1,602,782	100.0

Cost of revenue	167,088	16.8	133,524	15.0	315,961	15.6	242,195	15.1
Selling, general and administrative expenses	477,961	48.0	611,194	68.8	980,325	48.5	1,165,856	72.7
Depreciation and amortization	2,643	0.3	2,209	0.2	5,113	0.3	4,399	0.3
Total operating costs and expenses	647,692	65.1	746,927	84.0	1,301,399	64.4	1,412,450	88.1

Income from operations	347,199	34.9	141,508	16.0	719,476	35.6	190,332	11.9
Other income	20,209	2.0	117	0.0	20,535	1.0	1,900	0.1
Income tax expense	(95,320)	(9.6)	-	-	(191,989)	(9.5)	-	-
Net income	272,088	27.3	141,625	16.0	548,022	27.1	192,232	12.0

Preferred stock dividends	(13,684)	(1.4)	(13,163)	(1.5)	(27,369)	(1.4)	(33,538)	(2.1)

Net income available to common shareholders	$258,404	25.9	$128,462	14.4	$520,653	25.7	$158,694	9.9

Three Months Ended Junes 30, 2021 (the “2021 2nd Quarter”) Compared to Three Months Ended June 30, 2020 (the “2020 2nd Quarter”)

Revenues

Total revenue increased $106,456 or 12.0% to $994,891 for the 2021 2nd Quarter from $888,435 for the same period in 2020. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

In the 2021 2nd Quarter, we had interest income of $209 and other income of $20,000 from the settlement of a property damage claim. In the 2020 2nd Quarter, we had interest income of $117.

Operating Costs and Expenses

Cost of revenue increased $33,564 or 25.1% to $167,088 for the 2021 2nd Quarter from $133,524 for the same period in 2020.  This increase was primarily related to servicing new customers added through growth of business. Cost of revenue as a percentage of total revenue increased to 16.8% during the 2021 2nd Quarter, compared to 15.0% during the same period in 2020, as a result of increased utilization of higher cost components of our service offerings combined with price increases from our vendors.

Selling, general and administrative expenses decreased $133,231 or 21.8% to $477,961 for the 2021 2nd Quarter compared to $611,194 for the same period in 2020. This decrease was primarily related to decreases in advertising, employee costs, professional services, miscellaneous expense related to the Series A convertible preferred stock repurchase, utilities, supplies, and business insurance of $89,355, $21,133, $17,670, $12,227, $1,661, $1,125, and $517, respectively, which were offset by increases in rent and  bank and credit card fees of $6,276 and $3,906, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased to 48.0% during the 2021 2nd Quarter from 68.8% during the same period in 2020.

Depreciation and amortization expense increased $434 or 19.6% to $2,643 for the 2021 2nd Quarter compared to $2,209 for the same period in 2020. This increase was related to depreciation associated with assets purchased during the 2021 1st Quarter.

Income Taxes

Our deferred tax assets relate primarily to net operating loss carryforwards for income tax purposes at June 30, 2021, totaling approximately $572,000 which will begin to expire in 2023. On a regular basis, we evaluate all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of our deferred tax assets. Based upon the historical trend of increasing earnings we concluded that it is more likely than not that a tax benefit will be realized from our deferred tax assets and therefore in the 4th Quarter of 2020 eliminated the previously recorded valuation allowance for our deferred tax assets. Elimination of the valuation allowance resulted in a deferred tax asset at December 31, 2020, of approximately $339,000 and a corresponding tax benefit for the fiscal year ended December 31, 2020. As a result, we began recording income tax expense in the 1st Quarter of 2021. Income tax expense for the 2nd Quarter of 2021 was $95,320.

Net Income

For the 2021 2nd Quarter, we realized net income of $272,088 compared to net income of $141,625 for the same period in 2020. The increase was due primarily to a 12.0% increase in revenue with an 18.9% decrease in operating costs and expenses as a percentage of revenue.

Six Months Ended June 30, 2021 (the “2021 Period”) Compared to Six Months Ended June 30, 2020 (the “2020 Period”)

Revenues

Total revenue increased $418,093 or 26.1% to $2,020,875 for the 2021 Period from $1,602,782 for the same period in 2020. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers and reflects an increased interest in the Company’s automated group text and voice message delivery service as a result of the COVID-19 pandemic. It is unlikely that this rate of increase will continue once the COVID-19 pandemic subsides.

In the 2021 Period, we had interest income of $535 and other income of $20,000 from the settlement of a property damage claim. In the 2020 Period, we had interest income of $1,900.

Operating Costs and Expenses

Cost of revenue increased $73,766 or 30.5% to $315,961 for the 2021 Period from $242,195 for the same period in 2020. This increase was primarily related to servicing new customers added through growth of business. Cost of revenue as a percentage of total revenue increased to 15.6% during the 2021 Period, compared to 15.1% during the same period in 2020, as a result of increased utilization of higher cost components of our service offerings combined with price increases from our vendors.

Selling, general and administrative expenses decreased $185,531 or 15.9% to $980,325 for the 2021 Period compared to $1,165,856 for the same period in 2020. This decrease was primarily related to decreases in advertising, professional fees, miscellaneous expense related to the Series A convertible preferred stock repurchase, employee costs, supplies, utilities, and bad debt expense of $162,514, $14,392, $12,227, $8,705, $3,485, $3,321, and $2,697, respectively, which were offset by increases in bank and credit card fees, rent, repairs and maintenance, and business insurance of $11,611, $6,276, $2,110, and $1,878, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased to 48.5% during the 2021 Period from 72.7% during the same period in 2020.

Depreciation and amortization expense increased $714 or 16.2% to $5,113 for the 2021 Period compared to $4,399 for the same period in 2020. This increase was related to depreciation associated with assets purchased during the 2021 1st Quarter.

Income Taxes

Our deferred tax assets relate primarily to net operating loss carryforwards for income tax purposes at June 30, 2021, totaling approximately $572,000 which will begin to expire in 2023. On a regular basis, we evaluate all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of our deferred tax assets. Based upon the historical trend of increasing earnings we concluded that it is more likely than not that a tax benefit will be realized from our deferred tax assets and therefore in the 4th Quarter of 2020 eliminated the previously recorded valuation allowance for our deferred tax assets. Elimination of the valuation allowance resulted in a deferred tax asset at December 31, 2020, of approximately $339,000 and a corresponding tax benefit for the fiscal year ended December 31, 2020. As a result, we began recording income tax expense in the 1st Quarter of 2021. Income tax expense for the 2021 Period was $191,989.

Net Income

For the 2021 Period, we realized net income of $548,022 compared to net income of $192,232 for the same period in 2020. The increase was due primarily to a 26.1% increase in revenue with a 23.7% decrease in operating costs and expenses as a percentage of revenue.

Liquidity and Capital Resources

As of June 30, 2021, we had $2,096,862 in cash and $2,159,138 in current assets and $1,457,318 in current liabilities. Current liabilities consist primarily of $417,310 in accrued and other liabilities, of which $252,319 is owed to our officers and directors, and $872,308 in deferred revenue. Our officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

At June 30, 2021 and December 31, 2020, we had positive working capital of $701,820 and a working capital deficit of $38,870, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of June 30, 2021, $45,129 of the $50,008 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the six-month periods ended June 30, 2021 and 2020 consist of the following:

	For the Six-Month Period Ended June 30,
	2021	2020
Net cash flows provided by operating activities	$862,262	$362,300
Net cash flows used in investing activities	(5,847)	(5,047)
Net cash flows used in financing activities	(167,470)	(178,400)

Cash used for the purchase of property and equipment was $5,847 and $5,047 in the six months ended June 30, 2021 and 2020, respectively.

No intangible assets were purchased in the six months ended June 30, 2021 and 2020.

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

Because our cost of developing new services, funding other strategic initiatives, and operating our business depend on a variety of factors (including, among other things, the number of customers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will materially vary from expected amounts and these variations are likely to increase our future capital requirements.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of June 30, 2021 pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 5.     Other Information

During the six months ended June 30, 2021, all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: August 16, 2021	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer