Form 10-Q
period 2021-09-30
FULLNET COMMUNICATIONS INC
filed 2021-11-15
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, 17,146,121 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,465,507	$1,407,917
Accounts receivable, net	27,523	30,751
Prepaid expenses and other current assets	27,070	19,640

Total current assets	2,520,100	1,458,308

PROPERTY AND EQUIPMENT, net	61,145	62,967

OTHER ASSETS AND INTANGIBLE ASSETS	21,953	26,158

RIGHT OF USE LEASED ASSET	430,975	514,682

DEFERRED TAX ASSET	80,512	339,197

TOTAL ASSETS	$3,114,685	$2,401,312

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$50,874	$50,205
Accrued and other liabilities	438,700	389,053
Dividends payable	-	168,079
Operating lease liability – current portion	120,211	112,812
Deferred revenue	949,666	777,029

Total current liabilities	1,559,451	1,497,178

OPERATING LEASE LIABILITY – net of current portion	310,764	401,870
Total liabilities	1,870,215	1,899,048

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 568,257 shares in 2021 and 2020	356,202	353,505
Common stock - $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 16,660,121 and 16,457,121 shares in 2021 and 2020, respectively	167	165
Additional paid-in capital	9,068,336	9,064,855
Accumulated deficit	(8,180,235)	(8,916,261)
Total shareholders’ equity	1,244,470	502,264

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,114,685	$2,401,312

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUES
Total revenue	$1,015,779	$935,823	$3,036,654	$2,538,605

OPERATING COSTS AND EXPENSES
Cost of revenue	198,144	137,427	514,105	379,622
Selling, general and administrative expenses	560,522	498,802	1,540,847	1,664,658
Depreciation and amortization	2,556	2,353	7,669	6,752
Total operating costs and expenses	761,222	638,582	2,062,621	2,051,032

INCOME FROM OPERATIONS	254,557	297,241	974,033	487,573

OTHER INCOME	143	1,049	20,678	2,949

NET INCOME BEFORE INCOME TAX	254,700	298,290	994,711	490,522

Income tax expense - deferred	(66,696)	-	(258,685)	-
NET INCOME	$188,004	$298,290	$736,026	$490,522
Preferred stock dividends	(13,685)	(13,163)	(41,054)	(46,701)
Net income available to common shareholders	$174,319	$285,127	$694,972	$443,821

Net income per share:
Basic	$0.01	$0.02	$0.04	$0.03
Diluted	$0.01	$0.02	$0.04	$0.02

Weighted average common shares outstanding:
Basic	16,660,121	15,034,706	16,597,659	14,707,561
Diluted	19,688,994	18,876,162	19,585,761	17,957,425

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended September 30, 2021

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at July 1, 2021	16,660,121	$167	568,257	$355,303	$9,066,598	$(8,368,239)	$1,053,829

Stock options expense	-	-	-	-	2,637	-	2,637

Amortization of increasing dividend rate preferred stock discount	-	-	-	899	(899)	-	-

Net income	-	-	-	-	-	188,004	188,004

Balance at September 30, 2021 – (unaudited)	16,660,121	$167	568,257	$356,202	$9,068,336	$(8,180,235)	$1,244,470

Nine Months Ended September 30, 2021

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2021	16,457,121	$165	568,257	$353,505	$9,064,855	$(8,916,261)	$502,264

Stock options expense	-	-	-	-	5,571	-	5,571

Stock options exercised	203,000	2	-	-	607	-	609

Amortization of increasing dividend rate preferred stock discount	-	-	-	2,697	(2,697)	-	-

Net income	-	-	-	-	-	736,026	736,026

Balance at September 30, 2021 – (unaudited)	16,660,121	$167	568,257	$356,202	$9,068,336	$(8,180,235)	$1,244,470

Three Months Ended September 30, 2020

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at July 1, 2020	14,997,749	$150	568,257	$349,910	$9,046,267	$(9,628,436)	$(232,109)

Stock options expense	-	-	-	-	1,634	-	1,634

Amortization of increasing dividend rate preferred stock discount	-	-	-	1,798	(1,798)	-	-

Warrants exercised	100,000	1	-	-	399	-	400

Net income	-	-	-	-	-	298,290	298,290

Balance at September 30, 2020 – (unaudited)	15,097,749	$151	568,257	$351,708	$9,046,502	$(9,330,146)	$68,215

Nine Months Ended September 30, 2020

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2020	14,539,675	$145	875,054	$554,516	$8,939,519	$(9,820,668)	$(326,488)

Stock options expense	-	-	-	-	25,076	-	25,076

Common stock issued for repurchase of preferred stock	458,074	5	-	-	22,899	-	22,904

Preferred stock repurchased	-	-	(356,797)	(235,951)	37,927	-	(198,024)

Repurchase preferred stock assigned to settle related party liability	-	-	50,000	27,750	26,075	-	53,825

Amortization of increasing dividend rate preferred stock discount	-	-	-	5,393	(5,393)	-	-

Warrants exercised	100,000	1	-	-	399	-	400

Net income	-	-	-	-	-	490,522	490,522

Balance at September 30, 2020 - (unaudited)	15,097,749	$151	568,257	$351,708	$9,046,502	$(9,330,146)	$68,215

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$736,026	$490,522
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,669	6,752
Noncash lease expense	83,707	76,909
Provision for deferred tax expense	258,685	-
Stock options expense	5,571	25,076
Provision for uncollectible accounts receivable	208	832
Common stock issued for prior preferred stock repurchase charged to expense	-	3,280
Net (increase) decrease in
Accounts receivable	3,020	(26,175)
Prepaid expenses and other assets	(3,225)	(20,820)
Net increase (decrease) in
Accounts payable	669	(762)
Accrued and other liabilities	49,647	3,200
Deferred revenue	172,637	263,249
Operating lease obligation	(83,707)	(76,909)
Net cash provided by operating activities	1,230,907	745,154

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(5,847)	(10,137)
Net cash used in investing activities	(5,847)	(10,137)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	609	-
Proceeds from exercise of warrants	-	400
Payments for repurchase of preferred stock	-	(178,400)
Payment of dividends payable - preferred stock	(168,079)	-
Net cash used in financing activities	(167,470)	(178,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,057,590	557,017
Cash and cash equivalents at beginning of period	1,407,917	612,005
Cash and cash equivalents at end of period	$2,465,507	$1,169,022

NON-CASH INVESTING AND FINANCING ACTIVITIES
Repurchased preferred stock assigned to settle related party liability	-	$53,825
Common stock issued in connection with repurchase of preferred stock	-	$19,624
Amortization of increasing dividend rate preferred stock discount	$2,697	$5,393

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

The reconciliation of basic and diluted income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income:
Net income	$188,004	$298,290	$736,026	$490,522
Preferred stock dividends	(13,685)	(13,163)	(41,054)	(46,701)
Net income available to common shareholders	174,319	285,127	694,972	443,821

Basic income per share:
Weighted average common shares outstanding used in income per share	16,660,121	15,034,706	16,597,659	14,707,561
Basic income per share	0.01	0.02	0.04	0.03

Diluted income per share:
Shares used in diluted income per share	19,688,994	18,876,162	19,585,761	17,957,425
Diluted income per share	0.01	0.02	0.04	0.02

Computation of shares used in income per share:
Weighted average shares and share equivalents outstanding – basic	16,660,121	15,034,706	16,597,659	14,707,561
Effect of dilutive stock options	2,741,040	3,568,267	2,701,422	2,989,353
Effect of dilutive warrants	287,833	273,189	286,680	260,511
Weighted average shares and share equivalents outstanding – diluted	19,688,994	18,876,162	19,585,761	17,957,425

Schedule of Anti-dilutive Securities Excluded
	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Stock options	-	-	45,000	263,000
Preferred stock	568,257	568,257	568,257	568,257
Total anti-dilutive securities excluded	568,257	568,257	613,257	831,257

Anti-dilutive securities consist of stock options and convertible preferred stock whose exercise price or conversion price, respectively, was greater than the average market price of the common stock.

2.     STOCK BASED COMPENSATION

The following table summarizes the Company’s employee stock option activity for the nine months ended September 30, 2021:

Schedule of Employee Stock Option Activity

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2020	2,989,963	$0.012	7.19

Options exercisable, December 31, 2020	1,727,463	$0.010	5.93	$ 155,595

Options exercised during the period	203,000	$0.003

Options expired during the period	31,334	$0.003

Options issued during the period	90,000	$0.240

Options outstanding September 30, 2021	2,845,629	$0.020	6.85

Options exercisable September 30, 2021	1,913,133	$0.012	6.12	$ 1,336,090

During the nine months ended September 30, 2021, 90,000 nonqualified employee stock options were granted with an exercise price of $0.01 per option for 45,000 options and $0.47 per option for 45,000 options. The options were valued using Black-Scholes option pricing model on the respective date of issuance and the fair value of the options was determined to be $21,147 and $21,124, respectively, of which $1,174 was recognized as stock-based compensation expense for the nine months ended September 30, 2021. 45,000 of the stock options will vest one-third on each annual anniversary of the grant date (August 23, 2021), and 45,000 of the stock options will vest one-third on each annual anniversary date beginning four years after the date of grant (August 23, 2021).

During the nine months ended September 30, 2021, certain employees of the Company exercised options to purchase 203,000 restricted shares of the Company’s common stock. Proceeds from the exercise of the Options were $609. The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, without payment of any form of commissions or other remuneration.

Total stock-based compensation expense for the nine months ended September 30, 2021 was $5,571 of which $1,174 was related to options issued during the nine months ended September 30, 2021 and $4,397 was related to options issued in prior years. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

3.     WARRANT ACTIVITY

The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2021:

Schedule of Warrant Activity

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Warrants outstanding, December 31, 2020	290,000	$0.004	2.41

Warrants exercisable, December 31, 2020	290,000	$0.004	2.41	$27,850

Warrants outstanding September 30, 2021	290,000	$0.004	1.66

Warrants exercisable September 30, 2021	290,000	$0.004	1.66	$204,750

During the nine months ended September 30, 2021, no warrants were issued or exercised.

4.     SERIES A CONVERTIBLE PREFERRED STOCK

On January 4, 2021 the Company paid the December 7, 2020 dividends declared on its Series A Convertible Preferred Stock of $168,079. As of September 30, 2021, the aggregate outstanding accumulated arrearages of cumulative dividend was $38,357 or if issued in common shares, 54,024 shares.

The amortization of the increasing dividend rate preferred stock discount for the nine months ended September 30, 2021 was $2,697.

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

We used our incremental borrowing rate (8.5%) in determining the present value of the lease payments over the lease expiration date of December 31, 2024. At September 30, 2021, the remaining future cash payments under our lease total to $494,754.

For the nine months ended September 30, 2021, we amortized $83,707 of our operating right-of-use, or ROU, asset and made payments of the associated lease liability for the same amount. At September 30, 2021, an operating ROU asset and liability of $430,975, each, are included on our condensed consolidated balance sheet.

For each of the nine months ended September 30, 2021 and 2020, our fixed operating lease cost was $114,174, which is included within operating costs and expenses in our condensed consolidated statements of operations.

Future minimum lease payments under non-cancellable operating lease as of September 30, 2021, were as follows:

Year ending December 31,
2021 (three months remaining)	$38,058
2022	152,232
2023	152,232
2024	152,232
Total future minimum lease payments	494,754
Present value of discount	(63,779)
Current portion lease liability	(120,211)
Long-term lease liability	$310,764

6.     SUBSEQUENT EVENT

On October 28, 2021, the Company issued 486,000 restricted shares of the Company’s common stock for cash proceeds of $1,458 pursuant to the exercise of common stock purchase options by an employee and a former employee of the Company.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Total revenue	$1,015,779	100.0	$935,823	100.0	$3,036,654	100.0	$2,538,605	100.0

Cost of revenue	198,144	19.5	137,427	14.7	514,105	16.9	379,622	14.9
Selling, general and administrative expenses	560,522	55.2	498,802	53.3	1,540,847	50.7	1,664,658	65.6
Depreciation and amortization	2,556	0.2	2,353	0.2	7,669	0.3	6,752	0.3
Total operating costs and expenses	761,222	74.9	638,582	68.2	2,062,621	67.9	2,051,032	80.8

Income from operations	254,557	25.1	297,241	31.8	974,033	32.1	487,573	19.2
Other income	143	0.0	1,049	0.1	20,678	0.6	2,949	0.1
Income tax expense	(66,696)	(6.6)	-	-	(258,685)	(8.5)	-	-
Net income	188,004	18.5	298,290	31.9	736,026	24.2	490,522	19.3

Preferred stock dividends	(13,685)	(1.3)	(13,163)	(1.4)	(41,054)	(1.3)	(46,701)	(1.8)

Net income available to common shareholders	$174,319	17.2	$285,127	30.5	$694,972	22.9	$443,821	17.5

Three Months Ended September 30, 2021 (the “2021 3rd Quarter”) Compared to Three Months Ended September 30, 2020 (the “2020 3rd Quarter”)

Revenues

Total revenue increased $79,956 or 8.5% to $1,015,779 for the 2021 3rd Quarter from $935,823 for the same period in 2020. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

In the 2021 3rd Quarter, we had interest income of $143. In the 2020 3rd Quarter, we had interest income of $49.

Operating Costs and Expenses

Cost of revenue increased $60,717 or 44.2% to $198,144 for the 2021 3rd Quarter from $137,427 for the same period in 2020.  This increase was primarily related to servicing new customers added through growth of business. Cost of revenue as a percentage of total revenue increased to 19.5% during the 2021 3rd Quarter, compared to 14.7% during the same period in 2020, as a result of increased utilization of higher cost components of our service offerings combined with price increases from our vendors.

Selling, general and administrative expenses increased $61,720 or 12.4% to $560,522 for the 2021 3rd Quarter compared to $498,802 for the same period in 2020. This increase was primarily related to increases in employee costs, advertising, bank and credit card fees, bad debt expense, miscellaneous expense related to the Series A convertible preferred stock repurchase, business insurance, and travel and entertainment of $53,571, $4,963, $4,282, $2,051, $1,763, $939, and $740, respectively, which were offset by decreases in professional services, utilities, agent commissions, and supplies of $3,747, $1,661, $670, and $657, respectively. Selling, general and administrative expenses as a percentage of total revenues increased to 55.2% during the 2021 3rd Quarter from 53.3% during the same period in 2020.

Depreciation and amortization expense increased $203 or 8.6% to $2,556 for the 2021 3rd Quarter compared to $2,353 for the same period in 2020. This increase was related to depreciation associated with assets purchased during the 2021 1st Quarter.

  Income Taxes

Our deferred tax assets relate primarily to net operating loss carryforwards for income tax purposes at September 30, 2021, totaling approximately $313,000 which will begin to expire in 2023. On a regular basis, we evaluate all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of our deferred tax assets. Based upon the historical trend of increasing earnings we concluded that it is more likely than not that a tax benefit will be realized from our deferred tax assets and therefore in the 4th Quarter of 2020 eliminated the previously recorded valuation allowance for our deferred tax assets. Elimination of the valuation allowance resulted in a deferred tax asset at December 31, 2020, of approximately $339,000 and a corresponding tax benefit for the fiscal year ended December 31, 2020. As a result, we began recording income tax expense in the 1st Quarter of 2021. Income tax expense for the 3rd Quarter of 2021 was $66,696.

  Net Income

For the 2021 3rd Quarter, we realized net income of $188,004 compared to net income of $298,290 for the same period in 2020. The decrease was due primarily to a 19.2% increase in operating costs and expenses, the addition of income tax expense, and only an 8.5% increase in revenue.

Nine Months Ended September 30, 2021 (the “2021 Period”) Compared to Nine Months Ended September 30, 2020 (the “2020 Period”)

Revenues

Total revenue increased $498,049 or 19.6% to $3,036,654 for the 2021 Period from $2,538,605 for the same period in 2020. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers and reflects an increased interest in the Company’s automated group text and voice message delivery service as a result of the COVID-19 pandemic. It is unlikely that this rate of increase will continue once the COVID-19 pandemic subsides.

In the 2021 Period, we had interest income of $678 and other income of $20,000 from the settlement of a property damage claim. In the 2020 Period, we had interest income of $1,949 and other income of $1,000 from applied customer deposits.

Operating Costs and Expenses

Cost of revenue increased $134,483 or 35.4% to $514,105 for the 2021 Period from $379,622 for the same period in 2020. This increase was primarily related to servicing new customers added through growth of business. Cost of revenue as a percentage of total revenue increased to 16.9% during the 2021 Period, compared to 14.9% during the same period in 2020, as a result of increased utilization of higher cost components of our service offerings combined with price increases from our vendors.

Selling, general and administrative expenses decreased $123,811 or 7.4% to $1,540,847 for the 2021 Period compared to $1,664,658 for the same period in 2020. This decrease was primarily related to decreases in advertising, professional fees, miscellaneous expense related to the Series A convertible preferred stock repurchase, utilities, and supplies expense of $157,552, $18,139, $9,475, $4,981, and $4,142, respectively, which were offset by increases in employee costs, bank and credit card fees, rent, and business insurance of $44,866, $15,893, $6,847, and $2,817, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased to 50.7% during the 2021 Period from 65.6% during the same period in 2020.

Depreciation and amortization expense increased $917 or 13.6% to $7,669 for the 2021 Period compared to $6,752 for the same period in 2020. This increase was related to depreciation associated with assets purchased during the 2021 1st Quarter.

Income Taxes

Our deferred tax assets relate primarily to net operating loss carryforwards for income tax purposes at September 30, 2021,

totaling approximately $313,000 which will begin to expire in 2023. On a regular basis, we evaluate all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of our deferred tax assets. Based upon the historical trend of increasing earnings we concluded that it is more likely than not that a tax benefit will be realized from our deferred tax assets and therefore in the 4th Quarter of 2020 eliminated the previously recorded valuation allowance for our deferred tax assets. Elimination of the valuation allowance resulted in a deferred tax asset at December 31, 2020, of approximately $339,000 and a corresponding tax benefit for the fiscal year ended December 31, 2020. As a result, we began recording income tax expense in the 1st Quarter of 2021. Income tax expense for the 2021 Period was $258,685.

Net Income

For the 2021 Period, we realized net income of $736,026 compared to net income of $490,522 for the same period in 2020.  The increase was due primarily to a 19.6% increase in revenue as well as a 12.9% decrease in operating costs and expenses as a percentage of revenue.

Liquidity and Capital Resources

As of September 30, 2021, we had $2,465,507 in cash and $2,520,100 in current assets and $1,559,451 in current liabilities. Current liabilities consist primarily of $438,700 in accrued and other liabilities, of which $263,125 is owed to our officers and directors, and $949,666 is deferred revenue. Our officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

At September 30, 2021 and December 31, 2020, we had positive working capital of $960,649 and a working capital deficit of $38,870, respectively. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

As of September 30, 2021, $45,217 of the $50,874 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the nine-month periods ended September 30, 2021 and 2020 consist of the following:

	For the Nine-Month Period Ended September 30,
	2021	2020
Net cash flows provided by operating activities	$1,230,907	$745,154
Net cash flows used in investing activities	(5,847)	(10,137)
Net cash flows used in financing activities	(167,470)	(178,000)

Cash used for the purchase of property and equipment was $5,847 and $10,137 in the nine months ended September 30, 2021 and 2020, respectively.

No intangible assets were purchased in the nine months ended September 30, 2021 and 2020.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2021 pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2021, we issued 203,000 restricted shares of our common stock, par value $0.00001 per share pursuant to the exercise of common stock purchase options (the “Options”) held by various employees. Proceeds from the exercise of the Options were $609. The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended without payment of any form of commissions or other remuneration.

On October 28, 2021, we issued 486,000 restricted shares of our common stock pursuant to the exercise of Options by an employee and a former employee of the Company. Proceeds from the exercise of the Options were $1,458.

Immediately following the exercise of the Options, we had 17,146,121 shares of common stock issued and outstanding.

Item 5.     Other Information

During the nine months ended September 30, 2021, all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: November 15, 2021	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer