Form 10-K
period 2021-12-31
FULLNET COMMUNICATIONS INC
filed 2022-03-31
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐   No ☑

     The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of the Common Stock, as of the last business day (June 30, 2021) of registrant’s completed second quarter was $1,994,887.

As of March 30, 2022, 17,146,121 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FULLNET COMMUNICATIONS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2021

TABLE OF CONTENTS

Throughout this Report the first personal plural pronoun in the nominative case form “we” and the objective case form “us”, the possessive and the intensive case forms “our” and “ourselves” and the reflexive form “ourselves” refer collectively to FullNet Communications, Inc. and its subsidiaries, and its and their executive officers and directors.

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

Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, there is no assurance that our expectations will prove to be correct. Our actual results could be materially different from our expectations, including the following:

•We may lose customers or fail to grow our customer base;

•We may not successfully integrate new customers or assets obtained through acquisitions, if any;

•We may fail to compete with existing and new competitors;

•We may not adequately respond to technological developments impacting the Internet;

•We may not be successful in responding to new and modified industry standards, laws and regulations applying to our business;

•We may be significantly affected by adverse changes in the economy;

•We may experience a major system failure; and

•We may not be able to obtain needed capital resources.

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

Generate Internal Sales Growth

We intend to expand our customer base by increasing our marketing efforts. At December 31, 2021, our sales efforts are carried out primarily by our technical engineers and senior management. The majority of our existing advertising efforts consist of Pay-Per-Click (PPC) advertisements on multiple Internet search engines. We also have a robust Referral Rewards Program that encourages word-of-mouth referrals to our service.

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

Employees

As of December 31, 2021, we had 16 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.

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

Historical Losses: Turn-around Uncertain.

We have historically experienced significant operating losses with cumulative losses from inception of approximately $8 million. These losses have been reduced by a positive working capital position of approximately $1,114,000 at December 31, 2021, of which approximately $269,000 of our current liabilities is owed to our officers and directors, and approximately $905,000 of our current liabilities is deferred revenue. Our officers and directors, who are also major shareholders, have informally agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

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

As a result of these initiatives, we generated positive cash flow from our operating activities of approximately $1,419,000 and $988,000, for the twelve months ended December 31, 2021 and 2020, respectively. In addition, we were able to generate net income of approximately $893,000 and $1,072,000, for the twelve months ended December 31, 2021 and 2020, respectively.

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

Risks Relating to COVID-19.

The global outbreak of the coronavirus disease (COVID-19) continues to rapidly evolve, and it presents material uncertainty and risk with respect to our business, financial condition, and results of operations. The pandemic, and its attendant economic damage, has impacted market segments in different ways, with industries experiencing significant losses while others actually gained. We believe that the COVID-19 pandemic, with its shifts in human interactions and communications, resulted for us in a net addition of new customers and the sale of additional services to existing customers and increased interest in our automated group text and voice message delivery services. As the COVID-19 pandemic subsides, it is possible that the increases we have experienced may slow, resulting in adverse effects on our business, results of operations and financial condition. The ultimate extent of its impact on us will depend on future developments, which are highly uncertain and cannot be predicted, including the extent to which people return to preexisting patterns of behavior when the COVID-19 pandemic subsides.

Risks Relating to Government Regulation.

Our business is subject to a number of Federal and state laws and regulations. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, corporate governance or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the rapidly evolving automated mass notification industry in which we operate. Future legislative or regulatory actions could adversely affect our business, results of operations and financial condition.

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

Public Company Regulation.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of OTC Bulletin Board, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

	Common Stock
	Closing Sale Prices
	High	Low
2020 –Calendar Quarter Ended:
March 31	$.030	$.005
June 30.100		.005
September 30.148		.040
December 31.169		.035
2021 –Calendar Quarter Ended:
March 31	$.400	$.110
June 30.550		.210
September 30.860		.250
December 31	1.600	.570

Number of Shareholders

The number of beneficial holders of record of our common stock as of the close of business on March 30, 2022, was approximately 126.

Dividend Policy

To date, we have declared no cash dividends on our common stock, and historically have retained our earnings to provide funds for operations and the continued expansion of our business. However, due to our improved financial results of operations and financial condition, we have accumulated significant excess cash reserves which we believe are not currently needed to provide funds for operations and the continued expansion of our business. Consequently, we are evaluating the advisability of implementing a cash dividend program on our common stock. Although there can be no guarantee that such a program will be adopted.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2021, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans that have been approved by our shareholders. All of our outstanding stock option grants and warrants were pursuant to individual compensation arrangements and exercisable for the purchase of our common stock shares.

Number of
Securities
		Weighted-	Remaining
	Number of	Average	Available for
	Shares	Exercise Price	Future
	Underlying	of	Issuance under
	Unexercised	Outstanding	Equity
	Options	Options and	Compensation
Plan Category	and Warrants	Warrants	Plans
Equity compensation plans approved by our shareholders:
None	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors	-	$-	-
Stock options granted to employees	2,342,629	$0.023	-
Warrants and certain stock options issued to non-employees	290,000	$0.004	-

Total	2,632,629	$0.027	-

Unregistered Sales and Issuer Purchases of Equity Securities.

In June 2020, we repurchased 356,797 shares of our Series A convertible preferred stock in return for the issuance of 392,477 shares of our common stock with a fair value of $19,624 and a payment of $178,400. We assigned 50,000 shares of the repurchased Series A convertible preferred stock to settle a related party liability of $53,825, and the remaining 306,797 shares were cancelled. Also in June 2020, we issued an additional 65,597 shares of common stock with a fair value of $3,280 and paid $9,541 to a former preferred shareholder to equitably adjust the repurchase price of the Series A convertible preferred shares at the end of 2019 to those made in the second quarter of 2020.

On August 27, 2020, we issued 100,000 restricted shares of common stock upon exercise of warrants with an exercise price of $.004 per share.

In the year ended December 31, 2021, employee stock options for 689,000 shares of our common stock were exercised for $2,067. During the year ended December 31, 2020, employee stock options for 1,359,372 shares of our common stock were exercised by reducing deferred compensation payable by $18,687.

In the issuances of our common stock, we relied on private offering exemptions from registration under Federal and state securities laws.

Item 6. Selected Financial Data.

Part II, Item 6 is no longer required under amendments that eliminated Item 301 of Regulation S-K.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021		2020
		Percentage		Percentage
	Amount	of revenue	Amount	of revenue
REVENUE	4,135,516	100.0	3,502,499	100.0
COST OF REVENUE	741,127	17.9	502,504	14.3
Gross Profit	3,394,389	82.1	2,999,995	85.7

OPERATING EXPENSES
Sales and marketing	488,065	11.8	678,185	19.4
General and administrative	1,723,131	41.7	1,582,706	45.2
Depreciation and amortization	10,213	0.2	8,969	0.3

Total operating expenses	2,221,409	53.7	2,269,860	64.9

Income from operations	1,172,980	28.4	730,135	20.8
Other Income	20,835	0.5	3,154	0.1

Income tax benefit (expense)	(300,838)	(7.3)	339,197	9.7
Net income from operations	$892,977	21.6%	$1,072,486	30.6%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue

Revenue increased $633,017 or 18.1% to $4,135,516 for the year 2021 from $3,502,499 for the year 2020. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers and reflects an increased interest in our automated group text and voice message delivery service, some of which may be attributable to changes in human interactions and communications during the COVID-19 pandemic. If so, this rate of increase may not continue once the COVID-19 pandemic subsides.

In 2021, we had other income of $20,835, which included $728 from interest on investment bank accounts and $107 from interest received from employee notes receivable. In 2020, we had other income of $3,154, which included $2,062 from interest on investment bank accounts and $92 from interest received from employee notes receivable.

Cost of Revenue

Cost of revenue increased $238,623 or 47.5% to $741,127 for the year 2021 from $502,504 for the year 2020. This increase was primarily related to increases in costs of servicing new customers added through growth of business and price increases from our vendors.

Gross Profit

Gross profit as a percentage of revenue decreased 3.6% to 82.1% for the year 2021 from 85.7% for the year 2020. This decrease was primarily related to increased utilization of higher cost components of our service offerings combined with price increases from our vendors.

Operating Expenses

Sales and marketing expenses decreased $190,120 or 28% to $488,065 for the year 2021 from $678,185 for the year 2020. This decrease was primarily a result of decreases in advertising, professional consulting services, and agent commissions of $157,950, $31,500, and $670, respectively. Sales and marketing expense as a percentage of total revenues decreased to 11.8% for the year 2021 compared to 19.4% for the year 2020.

General and administrative expenses increased $140,425 or 8.9% to $1,723,131 for the year 2021 from $1,582,706 for the year 2020. This increase was primarily a result of increases in employee costs, bank and credit card fees, rent, transfer agent fees, business insurance, and legal fees of $129,566, $20,400, $7,417, $4,915, $3,756, $3,655, respectively. These increases were offset by decreases in miscellaneous expenses, utilities, supplies, and property taxes of $17,188, $6,643, $3,745, and $1,445, respectively. General and administrative expenses as a percentage of total revenues decreased to 41.7% for the year 2021 compared to 45.2% for the year 2020.

 Depreciation and amortization expense increased $1,244 or 13.9% to $10,213 for the year 2021 from $8,969 for the year 2020 primarily related to the purchase of computer equipment in the first quarter of 2021.

Income Taxes

Our deferred tax assets relate primarily to net operating loss carryforwards for income tax purposes at December 31, 2021, totaling approximately $1,194,000 which will begin to expire in 2023. On a regular basis, we evaluate all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of our deferred tax assets. Based upon the historical trend of increasing earnings we concluded that it is more likely than not that a tax benefit will be realized from our deferred tax assets and therefore eliminated the previously recorded valuation allowance for our deferred tax assets in the fourth quarter of 2020. Elimination of the valuation allowance resulted in a deferred tax asset at December 31, 2020, of approximately $339,197 and a corresponding tax benefit for the fiscal year ended December 31, 2020. For the year ending December 31, 2021, income tax expense was $300,838, and the deferred tax asset balance was $38,359.

Liquidity and Capital Resources

As of December 31, 2021, we had $2,655,112 in cash and $1,595,593 in current liabilities. Current liabilities consist primarily of $514,165 in accrued and other liabilities, of which $269,238 is owed to our officers and directors, and $905,496 represents deferred revenue. Our officers and directors, who are also major shareholders, have informally agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

At December 31, 2021, we had positive working capital of $1,114,566. At December 31, 2020, we had a working capital deficit of $38,870. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

At December 31, 2021, of the $53,148 we owed to our trade creditors, $46,763 was past due. At December 31, 2021, no amounts were owed to related parties.

Cash flows for the years ended December 31, 2021 and 2020, consist of the following:

	For the Years Ended
	December 31
	2021	2020

Net cash flow provided by operating activities	$1,419,055	$988,097
Net cash flow used in investing activities	(5,847)	(14,185)
Net cash flow provided by (used in) financing activities	(166,013)	(178,000)

Cash used for the purchases of equipment was $5,847 and $14,185, respectively, for the years ended December 31, 2021 and 2020.

No intangible assets were purchased in 2021 and 2020.

On January 4, 2021, we paid the December 7, 2020 dividends declared on our Series A convertible preferred stock of $168,079.

During June 2020, we repurchased 356,797 shares of our Series A convertible preferred stock in return for the issuance of 392,477 shares of our common stock with a fair value of $19,624 and a payment of $178,400. We assigned 50,000 shares of the repurchased Series A convertible preferred stock to settle a related party liability of $53,825, and the remaining 306,797 shares were cancelled. Also during June 2020, an additional 65,597 shares of common stock with a fair value of $3,280 were issued and $9,541 was paid to a former preferred shareholder to equitably adjust the repurchase price of the Series A convertible preferred shares at the end of 2019 to those made in the second quarter of 2020.

On August 27, 2020, 100,000 warrants with an exercise price of $.004 per share were exercised for 100,000 restricted shares of common stock, par value $.0001 per share. Proceeds from the exercise of the warrants were $400.

During the year ended December 31, 2021, employee stock options for 689,000 shares of our common stock were exercised for $2,067. During the year ended December 31, 2020, employee stock options for 1,359,372 shares of our common stock were exercised by reducing deferred compensation payable by $18,687.

The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, and debt service. Our principal capital expenditure requirements will include:

•mergers and acquisitions;

•improvement of existing services, development of new services; and

•further development of operations support systems and other automated back-office systems.

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

As of December 31, 2021, our material contractual obligations and commitments were:

	Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$456,696	$152,232	$304,464	$-	$-

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

We periodically review the carrying value of our intangible assets when events and circumstances warrant such a review. One of the methods used for this review is performed using estimates of future cash flows. If the carrying value of our intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible assets exceeds the fair value. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of these cash flows and fair value, however, could affect the calculation and result in additional impairment charges in future periods.

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

None that have not been previously reported.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control system was designed to, in general, provide reasonable assurance to our management and board regarding the preparation and fair presentation of published financial statements, but because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. The framework used by our management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2021, was effective.

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

Item 9B. Other Information.

Exhibit 16.1 is a letter from MaloneBailey, LLP, our former auditors, stating whether or not they agree with us, attached to the 8-K filed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

The following information is furnished as of March 31, 2022, for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of three members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Position
Timothy J. Kilkenny	63	Chairman of the Board of Directors
Roger P. Baresel	66	Chief Executive Officer, Chief Financial Officer and Secretary and Director
Jason C. Ayers	47	President and Director

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

Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who own more than 10% of a registered class of our equity securities to file with the SEC and each exchange on which our securities are listed, reports of ownership and subsequent changes in ownership of our common stock and our other securities. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during 2021 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met.

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

Item 11. Executive Compensation

The following table sets forth, for the last two fiscal years, the cash compensation paid by us to our Chairman, Chief Executive Officer and Chief Financial Officer and President (the “Named Executive Officers”). None of our executive officers other than the named executive officers earned annual compensation in excess of $100,000 during 2021.

						Long-Term
	Annual Compensation					Compensation
						Securities
						Underlying
						Options and
	Fiscal			Other		Warrants
Name and Principal Position	Year	Salary		Compensation		(#) (1)
Timothy J. Kilkenny	2021	$74,700	(2)	$15,930	(3)	410,528
Chairman	2020	$80,260	(4)	$23,631	(5)	606,000

Roger P. Baresel	2021	$94,127	(6)	$51,826	(7)	436,254
CEO and CFO	2020	$86,562	(8)	$58,809	(9)	602,000

Jason C. Ayers	2021	$197,450	(10)	$24,989	(11)	421,846
President	2020	$164,424	(12)	$35,493	(13)	570,000

(1)	Options are generally granted with an exercise price equal to the fair market value of our common stock on the date of the grant and are valued based on the Black-Scholes option pricing model.

(2)	Includes no deferred compensation.

(3)	Represents $2,100 of expense for business parking for Mr. Kilkenny, $10,322 of insurance premiums, and $3,508 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny.

(4)	Includes no deferred compensation.

(5)

Represents $2,100 of expense for business parking for Mr. Kilkenny, $9,335 of insurance premiums, $2,576 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny, and $9,620 of stock options issued to Mr. Kilkenny.

(6)	Includes $59,616 of deferred compensation.

(7)

Represents $9,600 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,535 of expense reimbursement for Mr. Baresel’s home office and cell phone, $35,288 of insurance premiums, and $1,403 of post-retirement benefits paid by us for the benefit of Mr. Baresel.

(8)	Includes $53,366 of deferred compensation.

(9)

Represents $9,600 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,486 of expense reimbursement for Mr. Baresel’s home office and cell phone, $33,265 of insurance premiums, $1,418 of post-retirement benefits paid by us for the benefit of Mr. Baresel, and $9,040 of stock options issued to Mr. Baresel.

(10)	Includes no deferred compensation.

(11)

Represents $2,100 of expense reimbursement for Mr. Ayer’s parking, $1,500 of expense reimbursement for Mr. Ayer’s Internet connection and cell phone, $15,277 of insurance premiums, and $6,112 of post-retirement benefits paid by us for the benefit of Mr. Ayers.

(12)	Includes $3,500 of deferred compensation.

(13)

Represents $2,100 of expense reimbursement for Mr. Ayer’s parking, $1,500 of expense reimbursement for Mr. Ayer’s Internet connection and cell phone, $17,538 of insurance premiums, $5,955 of post-retirement benefits paid by us for the benefit of Mr. Ayers, and $8,400 of stock options issued to Mr. Ayers.

Stock Options Granted

All options granted during 2021 were nonqualified stock options. During 2021, 90,000 stock options were granted to one employee. No stock options were granted to Mr. Kilkenny, Mr. Baresel, and Mr. Ayers during 2021. All options granted during 2020 were nonqualified stock options.

Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.

 2021 Year End Option Values

Our executive officers (Timothy J. Kilkenny, Chairman of the Board, Roger P. Baresel, Chief Executive Officer and Chief Financial Officer and Jason C. Ayers, President) each held 410,528, 436,254, and 421,846, respectively, of outstanding options at December 31, 2021, of which 243,862, 236,254, and 221,846, respectively, were exercisable. At December 31, 2021, the exercisable options had an aggregate value of $4,044, $3,725, and $3,437, respectively, based on an exercise price of $.02 per share and an average bid/ask price of $.01 per share.

Director Compensation

During the fiscal year ended December 31, 2021, our directors did not receive any compensation for serving in such capacities.

Employment Agreements and Lack of Keyman Insurance

On July 6, 2011, we entered into employment agreements with Timothy J. Kilkenny, Roger P. Baresel and Jason Ayers. Each agreement is effective July 1, 2011, and continued through an initial term ended

December 31, 2018; however, the term was automatically extended for additional three-year terms, since neither we nor the employee gave a six-month advance notice of termination. These agreements provide, among other things, (i) an annual base salary of at least $61,656 for Mr. Kilkenny, $45,012 for Mr. Baresel and $68,436 for Mr. Ayers, (ii) bonuses at the discretion of the Board of Directors, (iii) entitlement to fringe benefits including medical and insurance benefits as may be provided to our other senior officers; and (iv) eligibility to participate in our incentive, bonus, benefit or similar plans. These agreements require the employee to devote the required time and attention to our business and affairs necessary to carry out his responsibilities and duties. These agreements may be terminated under certain circumstances and upon termination provide for (i) the employee to be released from personal liability for our debts and obligations, and (ii) the payment of any amounts we owe the employee. At December 31, 2021, we owed, including deferred compensation, $122,643, $91,202 and $55,393 to Mr. Kilkenny, Mr. Baresel and Mr. Ayers, respectively.

We do not maintain any keyman insurance covering the death or disability of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information as of March 31, 2022, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 10. Directors and Executive Officers, and Corporate Governance” and all of our directors and executive officers as a group, as well as each person who is known by us to own more than 5% of the outstanding shares of our Common Stock. The non-employee beneficial owner information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the SEC or other information provided to us by the beneficial owner or our stock transfer agent.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock
	Beneficially Owned
	Number of	Percent of
Beneficial Owner (1)	Shares	Class (1)
Timothy J. Kilkenny (2)(3)	4,202,017	23.8%
Roger P. Baresel (2)(4)	3,579,762	20.2%
Jason C. Ayers (2)(5)	3,043,424	17.4%

All executive officers and directors as a group (3 individuals)	10,825,203	57.9%

High Capital Funding, LLC (6)	1,678,250	9.7%

(1)

Percent of class for any shareholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a shareholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that shareholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 17,146,121 shares being outstanding at March 31, 2022.

(2)	Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.

(3)

Timothy J. Kilkenny and Barbara J. Kilkenny, husband and wife, hold 3,887,017 and 315,000 shares of our common stock, respectively. The number of shares includes 240,628 shares of our Series A convertible preferred stock held by Mr. Kilkenny that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 160,528 shares of our common stock that are subject to currently exercisable stock options at $.02 per share beginning June 30, 2020. Amounts shown do not include options held by Mr. Kilkenny to purchase 83,333 shares of our common stock exercisable at $.01 per share beginning February 28, 2021.

(4)

Roger P. Baresel and Judith A. Baresel, husband and wife, hold 5,600 and 3,574,162 shares of our common stock, respectively. The number of shares held by Mrs. Baresel includes 250,000 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 136,254 shares of our common stock that are subject to currently exercisable stock options at $.02 per share beginning June 30, 2020. Amounts shown do not include options held by Mrs. Baresel to purchase 100,000 shares of our common stock exercisable at $.01 per share beginning February 28, 2021. Mr. Baresel disclaims any beneficial interest in the common stock, preferred stock and options held by Mrs. Baresel.

(5)

Jason C. Ayers holds 3,043,424 shares of our common stock. The number of shares includes 77,629 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 121,846 shares of our common stock that are subject to currently exercisable stock options at $.02 per share beginning June 30, 2020. Amounts shown do not include options held by Mr. Ayers to purchase 100,000 shares of our common stock exercisable at $.01 per share beginning February 28, 2021.

(6)

High Capital Funding, LLC, 333 Sandy Springs Circle, Suite 230, Atlanta, Georgia 30328, the parent company of Generation Capital Associates, holds 940,642 shares of our common stock. Generation Capital Associates holds 737,608 shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2021, we had no outstanding notes payable.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees, including expenses, billed to us for the years ended December 31, 2021 and 2020, by our principal accountant.

	2021	2020
BF Borgers, CPA PC	$ 21,600	-
Audit Fees – MaloneBailey, LLP	$ 21,000	$ 33,500

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(10) The following exhibits are filed as part of this Report:

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

#

4.1	Specimen Certificate of Registrant’s Common Stock (filed as Exhibit 4.1 to our Form 10-KSB for the fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference).	#

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

#

10.11	Employment Agreement with Timothy J. Kilkenny dated July 6, 2011 (filed as Exhibit 10.47 to Form 10Q filed on November 15, 2011)	#

10.12	Employment Agreement with Roger P. Baresel dated July 6, 2011 (filed as Exhibit 10.48 to Form 10Q filed on November 15, 2011)	#

10.13	Employment Agreement with Jason Ayers dated July 6, 2011 (filed as Exhibit 10.49 to Form 10Q filed on November 15, 2011)	#

10.14	Lease Agreements between us and BOKP Tower, LLC, dated November 22, 2019 (filed as Exhibit 10.24 to Form 10K filed on April 10, 2020)	#

10.15	Announcement that the Depository Trust Company has approved FullNet Communications, Inc.’s common stock for DWAC & DRS FAST transfers (filed as Exhibit 99.1 to Form 8-K filed on September 14, 2021)	#

10.16	Unregistered Sale of Equity Securities (filed as Item 3.02 on Form 8-K filed on October 28, 2021)	#

10.17	Change in Registrant’s Certifying Accountant (filed as Item 4.01 on Form 8-K filed on December 17, 2021)	#

16.1	MaloneBailey, LLP letter dated December 22, 2021	#

21	Subsidiaries of the Registrant	*

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

____________________

#Incorporated by reference.

*Filed herewith.

**In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except to the extent expressly set forth by specific reference in such filing.

Item 16. Form 10-K Summary.

Not applicable:

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

FULLNET COMMUNICATIONS, INC.

Date: March 31, 2022	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial and Accounting Officer

Date: March 31, 2022	By:	/s/ JASON C. AYERS
Jason C. Ayers
President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2022	By:	/s/ TIMOTHY J. KILKENNY
Timothy J. Kilkenny
Chairman of the Board and Director

Date: March 31, 2022	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of FullNet Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FullNet Communications, Inc. (the "Company") as of December 31, 2021, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC - PCOAB ID 5041

We have served as the Company's auditor since 2021

Lakewood, CO

March 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

FullNet Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FullNet Communications, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2020, and the related consolidated statements of operations,  shareholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Houston, Texas

March 31, 2021

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,655,112	$1,407,917
Accounts receivable, net	30,107	30,751
Prepaid expenses and other current assets	24,939	19,640

Total current assets	2,710,158	1,458,308

PROPERTY AND EQUIPMENT, net	58,601	62,967

OTHER ASSETS AND INTANGIBLE ASSETS	20,645	26,158

RIGHT OF USE LEASED ASSET	401,870	514,682

DEFERRED TAX ASSET	38,359	339,197

TOTAL ASSETS	$3,229,633	$2,401,312

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$53,148	$50,205
Accrued and other liabilities	514,165	557,132
Operating lease liability – current portion	122,784	112,812
Deferred revenue	905,496	777,029

Total current liabilities	1,595,593	1,497,178

OPERATING LEASE LIABILITY – less current portion	279,086	401,870

Total liabilities	1,874,679	1,899,048

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock —$0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 568,257 shares in 2021 and 2020, respectively	357,101	353,505
Common stock —$0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 17,146,121 and 16,457,121 shares in 2021 and 2020, respectively	171	165
Additional paid-in capital	9,072,109	9,064,855
Accumulated deficit	(8,074,427)	(8,916,261)

Total shareholders’ equity	1,354,954	502,264

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,229,633	$2,401,312

See accompanying notes to consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2021	2020
Revenue	$4,135,516	$3,502,499
COST OF REVENUE	741,127	502,504
Gross profit	3,394,389	2,999,995

OPERATING EXPENSES
Sales and marketing	488,065	678,185
General and administrative expenses	1,723,131	1,582,706
Depreciation and amortization expenses	10,213	8,969

Total operating costs and expenses	2,221,409	2,269,860

INCOME FROM OPERATIONS	1,172,980	730,135

Other income	20,835	3,154

NET INCOME BEFORE INCOME TAX	1,193,815	733,289

Income tax benefit (expense)	(300,838)	339,197
NET INCOME	$892,977	$1,072,486

Preferred stock dividends	(54,739)	(59,771)
Net income available to common shareholders	$838,238	$1,012,715

Net income per share:
Basic	$0.05	$0.07
Diluted	$0.05	$0.06

Weighted average shares outstanding:
Basic	16,698,620	14,913,351
Diluted	19,216,153	17,533,766

See accompanying notes to consolidated financial statements.

 FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2021 and 2020

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance at January 1, 2020	14,539,675	$145	875,054	$554,516	$8,939,519	$(9,820,668)	$(326,488)

Stock options expense	-	-	-	-	24,595	-	24,595

Warrants expense	-	-	-	-	1,958	-	1,958

Stock options exercised by reducing deferred compensation payable	1,359,372	14	-	-	18,673	-	18,687

Common stock issued for repurchase of preferred stock	458,074	5	-	-	22,899	-	22,904

Preferred stock repurchased	-	-	(356,797)	(235,951)	37,927	-	(198,024)

Repurchased preferred stock assigned to settle related party liability	-	-	50,000	27,750	26,075	-	53,825

Warrants exercised	100,000	1	-	-	399	-	400

Amortization of increasing dividend rate preferred stock discount	-	-	-	7,190	(7,190)	-	--

Preferred stock dividends declared	-	-	-	-	-	(168,079)	(168,079)

Net income	-	-	-	-	-	1,072,486	1,072,486

Balance at December 31, 2020	16,457,121	165	568,257	353,505	9,064,855	(8,916,261)	502,264

Stock options expense	-	-	-	-	8,790	-	8,790

Stock options exercised	689,000	6	-	-	2,060	-	2,066

Amortization of increasing dividend rate preferred stock discount	-	-	-	3,596	(3,596)	-	-

Preferred stock dividends declared	-	-	-	-	-	(51,143)	(51,143)

Net income	-	-	-	-	-	892,977	892,977

Balance at December 31, 2021	17,146,121	$171	568,257	$357,101	$9,072,109	$(8,074,427)	$1,354,954

See accompanying notes to consolidated financial statements

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$892,977	$1,072,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,213	8,969
Noncash lease expense	112,812	103,651
Deferred tax (benefit) expense	300,838	(339,197)
Stock options and warrants expense	8,790	26,553
Provision for uncollectible accounts receivable	1,024	1,278
Common stock issued for prior preferred stock repurchase charged to expense	-	3,280
Changes in operating assets and liabilities
Accounts receivable	(380)	(31,086)
Prepaid expenses and other assets	214	(7,562)
Accounts payable	2,943	(581)
Accrued and other liabilities	73,969	(14,211)
Deferred revenue	128,467	268,168
Operating lease liability	(112,812)	(103,651)
Net cash provided by operating activities	1,419,055	988,097

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(5,847)	(14,185)
Net cash used in investing activities	(5,847)	(14,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	2,066	-
Proceeds from exercise of warrants	-	400
Payments for repurchase of preferred stock	-	(178,400)
Payment of Dividends Payable – Preferred Stock	(168,079)	-
Net cash used in financing activities	(166,013)	(178,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,247,195	795,912
Cash and cash equivalents at beginning of period	1,407,917	612,005
Cash and cash equivalents at end of period	$2,655,112	$1,407,917

NON-CASH INVESTING AND FINANCING ACTIVITIES
Amortization of increasing dividend rate preferred stock discount	$3,596	$7,190
Preferred stock issued to settle related party liability	$-	$53,825
Common stock issued in connection with repurchase of preferred stock	$-	$19,624
Exercise of options by reducing deferred compensation payable	$-	$18,687
Preferred stock dividend declared	$51,143	$168,079

See accompanying notes to consolidated financial statements

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE A — SUMMARY OF ACCOUNTING POLICIES AND NATURE OF OPERATIONS

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Nature of Operations

FullNet Communications, Inc. and Subsidiaries (“we”) is an integrated communications provider primarily focused on providing mass notification services using text messages and automated telephone calls, equipment colocation and related services, and customized live help desk outsourcing services to individuals, businesses, organizations, educational institutions and governmental agencies. Through our subsidiaries, FullNet, Inc., FullTel, Inc., FullWeb, Inc. and CallMultiplier, Inc., we provide high quality, reliable and scalable Internet based advanced voice and data solutions designed to meet customer needs. Services offered include:

•Mass notification services using text messages and automated telephone calls;

•Carrier-neutral equipment colocation, web hosting and related services; and

•Customized live help desk outsourcing services.

Reclassifications

Certain reclassifications have been made to the 2020 financial statements to conform to the 2021 presentation.

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

We have not experienced any losses in such accounts. We do not believe there is significant credit risk related to our cash and cash equivalents.

Accounts Receivable

We operate and grant credit, on an uncollateralized basis. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion across different industries as well as our emphasis on obtaining deposits and/or payment in advance for services from the majority of our customers. During the year ended December 31, 2021, we had two customers that comprised approximately 10% and 3% of total revenues, respectively. During the year ended December 31, 2020, we had two customers that comprised approximately 12% and 4% of total revenues, respectively.

Accounts receivable, other than certain large customer accounts which are evaluated individually, are considered past due for purposes of determining the allowance for doubtful accounts based on past experience of collectability as follows:

1 – 29 days	1.5%
30 – 59 days	30%
60 – 89 days	50%
> 90 days	100%

In addition, if we become aware of a specific customer’s inability to meet our financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Total bad debt expense and direct write-off for the year ended December 31, 2021 was $1,024. Total bad debt expense and direct write-off for the year ended December 31, 2020 was $1,278.

Accounts receivable consist of the following at December 31:

Schedule of Accounts Receivable
	2021	2020
Accounts receivable	$238,078	$237,698
Less allowance for doubtful accounts	(207,971)	(206,947)
	$30,107	$30,751

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets as follows:

Software	3 years
Computers and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of estimated life of improvement or the lease term

Property and equipment consist of the following at December 31:

	2021	2020
Computers and equipment	$312,870	$307,023
Leasehold improvements	1,067,934	1,067,934
Software	-	-
Furniture and fixtures	33,929	33,929
	1,414,733	1,408,886
Less accumulated depreciation	(1,356,132)	(1,345,919)
	$58,601	$62,967

Depreciation expense for the years ended December 31, 2021 and 2020, was $10,213 and $8,969, respectively.

Long-Lived Assets

All long-lived assets held and used by us, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In accordance with ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, we base our evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If impairment has occurred, we recognize a loss for the difference between the carrying amount and the estimated value of the asset. No intangible assets were purchased in 2021 and 2020. We incurred no impairment expense in 2021 or 2020. We incurred no amortization expense of intangible assets for the years ended December 31, 2021 and 2020, respectively.

Revenue Recognition

Revenue is recognized when control of the services sold by us is transferred to customers in an amount that reflects the consideration we expect to receive in exchange for those services. Revenue that is received in advance of the services provided is deferred until the services are provided by us. Revenue related to set up charges is also deferred and amortized over the life of the contract. Revenues are presented net of taxes and fees billed to customers and remitted to governmental authorities.

We determine revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer;

•Identification of the performance obligations in the contract;

•Determination of the transaction price;

•Allocation of the transaction price to the performance obligations in the contract; and

•Recognition of revenue when, or as, we satisfy a performance obligation.

Our revenue is derived from fees earned from customers utilizing our services. We have four streams of revenue as shown in the following table:

Revenue Description	For Year Ended December 31, 2021	% of Total Revenue	For Year Ended December 31, 2020	% of Total Revenue
Mass notification services using text messages and automated telephone calls	$3,258,095	78%	$2,598,840	74%
Colocation and web hosting services	445,816	11%	455,795	13%
Live help desk support services	407,770	10%	423,312	12%
Internet access service	23,835	1%	24,552	1%
Total revenue	$4,135,516	100%	$3,502,499	100%

Revenue from our mass notification service and our access service is recognized as the services are provided pursuant to unwritten contracts created when our customers create an account on our website agreeing to be bound by our published Terms of Service when they purchase our service.

Revenue from our colocation and web hosting services, its live help desk support services, and our internet access services is recognized as the services are provided pursuant to written contracts executed by us and our customers.

Each of our services represent a single performance obligation consisting of a distinct service. All of our revenues are recognized as the services are provided over the life of the contract. Revenue that is received in advance of the services provided is deferred until the services are provided.

None of our services have a transaction price which includes variable consideration, a significant financing component, any noncash consideration or consideration payable to a customer. The transaction price is the amount of consideration to which we expect to be entitled to in exchange for the service transferred to each customer.

Each of our services represent a single performance obligation and the “stand-alone selling price” is the same as the contract selling price.

All of our services are sold pursuant to written and unwritten contracts which require payment in advance for the services.

Advertising

We expense advertising production costs as they are incurred and advertising communication costs the first time the advertisement takes place. Advertising expense for the years ended December 31, 2021 and 2020, was $477,565 and $635,515, respectively.

Income Taxes

We account for income taxes utilizing the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes, using enacted statutory tax rates in effect for the year in which the differences are expected to reverse. The effects of future changes in tax laws or rates are not included in the measurement.

On a regular basis, we evaluate all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of our deferred tax assets and a valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.

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

Reconciliation of basic and diluted income per share (“EPS”) are as follows:

	December 31, 2021	December 31, 2020
Net income:
Net income	$892,977	$1,072,486
Preferred stock dividends	(54,739)	(59,771)
Net income available to common shareholders	838,238	1,012,715

Basic income per share:
Weighted-average common shares outstanding used in income per share computations	16,698,620	14,913,351
Basic income per share	0.05	0.07

Diluted income per share:
Shares used in diluted income per share computations	19,216,153	17,533,766
Diluted income per share	0.05	0.06

Computation of shares used in income per share:
Weighted average shares and share equivalents outstanding - basic	16,698,620	14,913,351
Effect of dilutive stock options	2,229,933	2,351,621
Effect of dilutive warrants	287,600	268,794
Weighted average shares and share equivalents outstanding – assuming dilution	19,216,153	17,533,766

Schedule of Anti-dilutive Securities Excluded:	December 31, 2021	December 31, 2020
Convertible preferred stock	568,257	568,257
Total anti-dilutive securities excluded	568,257	568,257

Stock-Based Compensation

We do not have a written employee stock option plan. We have historically generally granted employee stock options with an exercise price equal to the market price of our stock at the date of grant, a contractual term of ten years, and a vesting period of three years ratably on the first, second and third anniversaries of the date of grant (with limited exceptions).

All employee stock options granted during 2021 and 2020 were nonqualified stock options. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

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

Related Parties

A party is considered to be related to us if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with us. Related parties also include principal owners of us, our management, members of the immediate families of principal owners of us and our management and other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing our own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing our own separate interests is also a related party.

At December 31, 2021, we had no related party accounts payable to officers and directors for unpaid expense reimbursements. Additionally, we had no related party accounts payable to officers and directors for unpaid expense reimbursements as of December 31, 2020.

Fair Value Measurements

We measure our financial assets and liabilities in accordance with the requirements of FASB ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2021 and 2020, are based upon the short-term nature of the assets and liabilities.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 (as amended through June 2020), “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. ASU No. 2016-13 introduced a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables, contract assets and held-to-maturity debt securities. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers excluding smaller reporting companies, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. On October 16, 2019 FASB voted to delay implementation of ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments.” For all other entities, the amendments are now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We chose early adoption of this guidance effective January 1, 2020. We continue to evaluate the impact of these amendments to our financial position and results of operations and currently expect no material impact of the adoption of the amendments on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes", which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. This guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

NOTE B — MANAGEMENT’S PLANS

On August 27, 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

We have historically experienced significant operating losses with cumulative losses from inception of approximately $8 million. These losses have been reduced by a positive working capital position of approximately $1,114,000 at December 31, 2021, of which approximately $269,000 of our current liabilities is owed to our officers and directors, and approximately $905,000 of our current liabilities is deferred revenue. Our officers and directors, who are also major shareholders, have informally agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

We started a number of initiatives in 2017 which included revenue enhancement initiatives, cost saving initiatives, the sale of excess assets and an orderly exit from the CLEC business. We were successful with our revenue enhancement and cost saving initiatives and in selling certain excess assets in the third quarter of 2018 and the first quarter of 2019, as well as effecting an orderly exit from the CLEC business through the sale of substantially all of our wholly owned subsidiary’s CLEC operating assets.

As a result of these initiatives, we generated positive cash flow from its operating activities of approximately $1,419,000 and $988,000 for the years ended December 31, 2021 and 2020, respectively. In addition, we were able to generate net income of approximately $893,000 and $1,072,000 for the years ended December 31, 2021 and 2020, respectively.

Management expects that the success of these initiatives will provide us with sufficient liquidity for us to operate for the next 12 months.

As a result of the revenue enhancement initiatives, the cost saving initiatives, the excess asset sales and the successful exit from the CLEC business, we have been able to significantly improve our working capital position and alleviate any substantial doubt about our ability to continue as a going concern as defined by ASU 2014-05. We believe that the actions discussed above mitigate the substantial doubt raised by our prior operating losses and satisfy our estimated liquidity needs 12 months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate additional liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. Additionally, a failure to generate additional liquidity could negatively impact our ability to effectively execute our business plan.

NOTE C – COMMITMENTS

Operating Leases

Under the new lease guidance (Topic 842), we recorded a ROU Lease Asset and associated Lease Liability for the Original Lease which as of December 31, 2019, had balances of $930,588 and $946,895, respectively. In recording the initial ROU Lease Asset and associated Lease Liability, we assumed that it would extend the lease for an additional five-year term at a rate per square foot which increased annually during the term. This lease was for 13,046 square feet at $17.00 per square foot and we assumed that the square footage would remain the same and the rate would increase by $.50 per square foot per year during the 5-year renewal period for purposes of calculating the ROU Lease Asset and associated Lease Liability.

We leased our offices and data center in the BOK Plaza Building on a lease originally executed on December 2, 1999 and expiring on December 31, 2019, with all additional options to renew having been previously exercised (the “Original Lease”). We subsequently negotiated and executed two new leases on November 22, 2019, covering our offices and data center which are effective January 1, 2020.  One lease is an addendum to the Original Lease and covers only the office space (the “FN Lease”) and the other lease covers our data center and is with FullWeb, Inc., a wholly owned subsidiary (the “FW Lease”).

The combined square footage for the FN & FW Leases is 8,699 square feet, a reduction from the Original lease of 4,347 square feet or approximately 33%. This reduction occurred in the office space with the data center space remaining the same. In addition, both leases are at the rate of $17.50 per square foot for 5 years and both contain two 5-year options to renew at the then fair market rate per square foot. Of note, the FW Lease contains the right for us to opt-out of the FW Lease without penalty at each annual anniversary.

We consider the execution of the two new leases to be a lease modification and have re-evaluated the effect of the lease modification on our conclusions under ASC 842 and determined that the leases should still be classified as operating leases.

Pursuant to and upon execution of the FN Lease, the landlord transferred back to us 114,792 shares of our preferred stock which had been previously issued to the landlord in 2013, in satisfaction of $114,792 in unpaid rental payments which were then outstanding. The $78,203 value of these shares was recorded to Additional Paid-in Capital.

As a result of the lease modification and the associated remeasurement of the lease liability, we used the same incremental borrowing rate of 8.5% as it used for the original lease calculations based on the fact that the nature of the underlying asset and our financial condition had not materially changed since the original lease calculation.

Amortization of the ROU Asset and payments of the associated Lease Liability for the year ended December 31, 2021 was $112,812 and $112,812, respectively, leaving a year-end December 31, 2021 balance of $401,870 for both the ROU Asset and the associated Lease Liability.

Future minimum lease payments required at December 31, 2021, under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2022	$152,232
2023	152,232
2024	152,234
Total	456,698
Present value of discount	(54,828)
Current portion lease liability	(122,784)
Long-term lease liability	$279,086

Rental expense for all operating leases for the years ended December 31, 2021 and 2020, was approximately $152,232 and $152,232, respectively.

NOTE D — INCOME TAXES

We use the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Our deferred tax assets relate primarily to net operating loss carryforwards for income tax purposes at December 31, 2021, totaling approximately $1,194,000 which will begin to expire in 2023. On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of our deferred tax assets. Based upon the historical trend of increasing earnings management concluded that it is more likely than not that a tax benefit will be realized from our deferred tax assets and therefore eliminated the previously recorded valuation allowance for our deferred tax assets in the fourth quarter of 2020. Elimination of the valuation allowance resulted in a deferred tax asset at December 31, 2020, of approximately $339,000 and a corresponding tax benefit for the fiscal year ended December 31, 2020. At December 31, 2021, the net operating loss carry-forward was $149,024, and the deferred tax asset was $38,359.

The Tax Cuts and Jobs Act ("TCJA") was signed by the President of the United States and enacted into law on December 22, 2017. The TCJA significantly changed U.S. tax law by reducing the U.S. corporate income tax rate to 21.0% from 35.0%, adopting a territorial tax regime, creating new taxes on certain foreign sourced earnings and imposing a one-time transition tax on the undistributed earnings of certain non-U.S. subsidiaries.

NOTE E — COMMON STOCK AND STOCK-BASED COMPENSATION

COMMON STOCK

On March 25, 2021, we issued 203,000 restricted shares of our common stock for cash proceeds of $609 pursuant to the exercise of common stock purchase options by various employees. On October 28, 2021, we issued 486,000 restricted shares of our common stock for cash proceeds of $1,458 pursuant to the exercise of common stock purchase options by an employee and a former employee. On December 2, 2020, certain officers and directors and their family members exercised options to purchase 1,359,372 restricted shares of our common stock by reducing deferred compensation payable to officers and directors of $18,687.

STOCK-BASED COMPENSATION

We do not have a written employee stock option plan. We have historically generally granted employee stock options with an exercise price equal to the market price of our stock at the date of grant, a contractual term of ten years, and a vesting period of three years ratably on the first, second and third anniversaries of the date of grant (with limited exceptions).

All employee stock options granted during 2021 and 2020 were nonqualified stock options. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The following table summarizes our employee stock option activity for the years ended December 31, 2021 and 2020:

Schedule of Employee Stock Option Activity

	Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, December 31, 2019	2,318,835	$ 0.010	6.42

Options granted during the year	2,040,500	0.015

Options exercised during the year	(1,359,372)	0.014

Options expired during the year	(10,000)	0.019

Options outstanding, December 31, 2020	2,989,963	$ 0.012	7.19

Options granted during the year	90,000	0.240

Options exercised during the year	(689,000)	0.003

Options forfeited during the year	(48,334)	0.003

Options outstanding, December 31, 2021	2,342,629	$ 0.023	7.20	$1,522,619

Options exercisable, December 31, 2021	1,411,633	$ 0.015	6.62	$ 896,776

The following table summarizes our non-vested employee stock option activity for years ended December 31, 2021 and 2020:

	2021	2020
Non-vested options outstanding, beginning of year	1,262,500	690,670
Options granted during the year	90,000	2,040,500
Options vested during the year	(421,504)	(1,458,670)
Non-vested options forfeited during the year	-	(10,000)
Non-vested options outstanding, end of year	930,996	1,262,500

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model. In addition to the exercise and grant date prices of the options, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2021	2020
Risk free interest rate	0.78%	0.33%-0.89%
Expected lives (in years)	5	5
Expected volatility	289%	208%-231%
Dividend yield	0%	0%

The following table shows total stock options compensation expense included in the Consolidated Statements of Operations and the effect on basic and diluted earnings per share for the years ended December 31:

	2021	2020
Stock options compensation	$8,790	$24,595
Impact on income per share:
Basic and diluted	$-	$-

During the year 2021, 90,000 employee stock options were granted, of which 45,000 will vest one-third on each annual anniversary of the grant date, and 45,000 will vest one-third on each annual anniversary beginning after four years of the grant date, resulting in $2,934 of stock options compensation. Stock options compensation of $5,856 recorded in the year 2021 was related to options that were granted in prior years. Additionally, 48,334 employee stock options were forfeited that were related to options granted in prior years. At December 31, 2021 there was $21,376 of unrecognized stock options compensation that is expected to be recognized as an expense over a weighted-average period of 2.2 years.

Common Stock Purchase Warrants – A summary of common stock purchase warrant activity for the years ended December 31, 2021 and 2020 follows:

Outstanding common stock purchase warrants issued to non-employees outstanding at December 31, 2021 are as follows:

Number of shares	Exercise price	Expiration year
250,000	$0.003	2023
40,000	$0.010	2024

The following table summarizes our common stock purchase warrant activity for the years ended December 31:

	2021	Weighted Average Exercise Price	2020	Weighted Average Exercise Price
Warrants outstanding, beginning of year	290,000	$0.004	290,000	$0.004
Warrants granted during the year	-	-	100,000	0.004
Warrants exercised during the year	-	-	(100,000)	(0.004)
Warrants outstanding, end of year	290,000	$0.004	290,000	$ 0.004

Of the 290,000 warrants outstanding at December 31, 2021, 250,000 were issued as equity compensation for consulting services. No warrants were granted during the year ended December 31, 2021. In June 2020, we granted 100,000 warrants for the purchase of shares of our common stock with and exercise price of $.004 per share and an expiration date in June 2021. The warrants were valued using Black-Scholes option pricing model on the respective date of issuance using the following assumptions: a) risk free rate of .38%; b) term of 1 year and c) expected volatility of 392.22%. The fair value of the warrants was determined to be $1,958, which was recognized as warrant expense. These warrants vested immediately upon grant (June 2, 2020) and will expire in one year from the date of grant. In August 2020, these 100,000 warrants were exercised for which we received proceeds of $400.

NOTE F — SERIES A CONVERTIBLE PREFERRED STOCK

The holders of shares of the Series A convertible preferred stock (the “Series A Preferred”) are entitled to receive, when and as declared by our board of directors, dividends in cash in the amount of nine cents per share per annum through December 31, 2021, ten cents per share per annum through December 31, 2022, eleven cents per share per annum through December 31, 2023, and twelve cents per share per annum thereafter, payable within 90 days following the 31st day of December each year on such date as determined by the board of directors. The dividends are cumulative and beginning January 1, 2017, our board of directors may elect to make any required dividend payment with our unregistered common stock in lieu of cash.

Due to the unstated dividend cost arising from the gradually increasing dividends on the Series A Preferred, we calculated a discount on the Series A Preferred at the time of issuance as the present value of the difference between (i) the dividends that are payable in the periods preceding commencement of the perpetual twelve cents per share per annum dividend; and (ii) the perpetual twelve cents per share per annum dividend for a corresponding number of periods; discounted at a market rate of 12% totaling $309,337. The Series A Preferred was valued at the market price on the respective date of issuance for a total value of $672,472. The discount will be amortized over the periods preceding commencement of the perpetual dividend, by charging imputed dividend cost against retained earnings and increasing the carrying amount of the Series A Preferred by a corresponding amount. The discount amortization for the years ended December 31, 2021 and 2020 was $3,596 and $7,190, respectively. The discount amortization per share for the years 2021 and 2020 was $0.01 and $0.02, respectively.

The Series A Preferred was originally issued as non-voting and provided that in the event that we failed, for any reason, to make a dividend payment as set forth above, then each share of the Series A Preferred shall thereafter be entitled to two votes upon any matter that the holders of our common stock are entitled to vote upon. Since the Series A Preferred issuance in 2013, our board of directors determined annually that it was in our best interest and that of our shareholders to conserve our working capital and has not made the annual dividend payment. As a result, each share of the Series A Preferred is entitled to two votes upon any matter that the holders of our common stock are entitled to vote upon.

The Series A Preferred may be redeemed at the option of our board of directors for one dollar per share plus all accrued and unpaid dividends thereon at the date of redemption. In addition, at any time after a change of our control, the holders of the Series A Preferred shall have the right, at the election of a majority of the holders, to require us to redeem all of the Series A Preferred for one dollar per share plus all accrued and unpaid dividends thereon at the date of redemption.

The Series A Preferred has a liquidation preference of one dollar per share plus all accrued and unpaid dividends thereon in the event of our liquidation, dissolution or winding up.

We analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

We analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

On December 9 2021, our board of directors declared a dividend on the Series A Preferred after making the determination that, among other things, on a consolidated basis that (a) our net income for the year ended December 31, 2020 and net income projected for the year ended December 31, 2021, was legally sufficient to pay the dividends declared below on our Series A Preferred, and (b) the declaration of the dividend was not likely to render us unable to meet, as they mature, those liabilities for which payment has not been otherwise adequately provided.

These dividends were paid on January 3, 2022, out of our net income for the years ended December 31, 2020, to the holders of record of the issued and outstanding shares of our Series A Preferred at the close of business on December 21, 2021. The dividend consisted of $0.09 per share, representing the cumulative unpaid dividends on the Series A Preferred through the year ended December 31, 2021, for a total dividend payment of $51,143.

Dividends declared on the Series A Preferred on December 7, 2020, were paid on January 4, 2021, out of our net income for the year ended December 31, 2019, to the holders of record of the issued and outstanding shares of our Series A Preferred at the close of business on December 21, 2020. The dividend consisted of $0.21578 per share, representing the cumulative dividends on the Series A Preferred through the year ended December 31, 2019, and $0.08 per share representing the cumulative dividends on the Series A Preferred through the year ended December 31, 2020, for a total dividend payment of $168,079.

As of December 31, 2021, there were 568,257 shares of Series A Preferred outstanding with voting power representing 6.22% of the total voting power of our outstanding stock.

NOTE G – SUBSEQUENT EVENTS

On January 3, 2022, we paid the December 9, 2021 preferred stock dividends declared of $51,143.