Form 10-Q
period 2022-03-31
FULLNET COMMUNICATIONS INC
filed 2022-05-05
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, 17,146,121 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,964,139	$2,655,112
Accounts receivable, net	589	30,107
Prepaid expenses and other current assets	46,993	24,939

Total current assets	3,011,721	2,710,158

PROPERTY AND EQUIPMENT, net	57,090	58,601

OTHER ASSETS AND INTANGIBLE ASSETS	18,989	20,645

RIGHT OF USE LEASED ASSET	372,142	401,870

DEFERRED TAX ASSET	-	38,359

TOTAL ASSETS	$3,459,942	$3,229,633

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$50,055	$53,148
Accrued and other liabilities	478,119	463,022
Dividends payable	-	51,143
Operating lease liability – current portion	125,412	122,784
Deferred revenue	1,002,392	905,496

Total current liabilities	1,655,978	1,595,593

OPERATING LEASE LIABILITY – net of current portion	246,730	279,086
Total liabilities	1,902,708	1,874,679

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 568,257 shares in 2022 and 2021	358,000	357,101
Common stock - $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 17,146,121 shares in 2022 and 2021, respectively	171	171
Additional paid-in capital	9,074,429	9,072,109
Accumulated deficit	(7,875,366)	(8,074,427)
Total shareholders’ equity	1,557,234	1,354,954

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,459,942	$3,229,633

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2022	March 31,2021
REVENUE	$1,116,446	$1,025,984
COST OF REVENUE	227,467	148,873
Gross profit	888,979	877,111

OPERATING EXPENSES
Sales and marketing	162,287	109,391
General and administrative expenses	457,460	392,973
Depreciation and amortization	2,554	2,470
Total operating expenses	622,301	504,834

INCOME FROM OPERATIONS	266,678	372,277

OTHER INCOME	385	326

NET INCOME BEFORE INCOME TAX	267,063	372,603

Income tax expense	(68,002)	(96,669)
NET INCOME	$199,061	$275,934
Preferred stock dividends	(15,105)	(13,685)
Net income available to common shareholders	$183,956	$262,249

Net income per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.01

Weighted average common shares outstanding:
Basic	17,146,121	16,470,654
Diluted	19,665,241	19,341,419

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2022

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2022	17,146,121	$171	568,257	$357,101	$9,072,109	$(8,074,427)	$1,354,954

Stock options expense	-	-	-	-	3,219	-	3,219

Amortization of increasing dividend rate preferred stock discount	-	-	-	899	(899)	-	-

Net income	-	-	-	-	-	199,061	199,061

Balance at March 31, 2022 – (unaudited)	17,146,121	$171	568,257	$358,000	$9,074,429	$(7,875,366)	$1,557,234

Three Months Ended March 31, 2021

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2021	16,457,121	$165	568,257	$353,505	$9,064,855	$(8,916,261)	$502,264

Stock options expense	-	-	-	-	1,467	-	1,467

Stock options exercised	203,000	2	-	-	607	-	609

Amortization of increasing dividend rate preferred stock discount	-	-	-	899	(899)	-	-

Net income	-	-	-	-	-	275,934	275,934

Balance at March 31, 2021 – (unaudited)	16,660,121	$167	568,257	$354,404	$9,066,030	$(8,640,327)	$780,274

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$199,061	$275,934
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,554	2,470
Noncash lease expense	29,728	27,313
Provision for deferred tax expense	38,359	96,669
Stock options expense	3,219	1,467
Provision for uncollectible accounts receivable	(974)	(535)
Changes in operating assets and liabilities
Accounts receivable	30,492	30,110
Prepaid expenses and other assets	(20,398)	(7,010)
Accounts payable	(3,093)	(70)
Accrued and other liabilities	15,097	37,974
Deferred revenue	96,896	98,129
Operating lease liability	(29,728)	(27,313)
Net cash provided by operating activities	361,213	535,138

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(1,043)	(5,847)
Net cash used in investing activities	(1,043)	(5,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	-	609
Payment of dividends payable - preferred stock	(51,143)	(168,079)
Net cash used in financing activities	(51,143)	(167,470)

NET INCREASE IN CASH AND CASH EQUIVALENTS	309,027	361,821
Cash and cash equivalents at beginning of period	2,655,112	1,407,917
Cash and cash equivalents at end of period	$2,964,139	$1,769,738

NON-CASH INVESTING AND FINANCING ACTIVITIES
Amortization of increasing dividend rate preferred stock discount	$899	$899

See accompanying notes to the unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements and related notes of FullNet Communications, Inc. and its subsidiaries (“we”, “our”, collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements of and notes thereto for the year ended December 31, 2021.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2021.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes", which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. This guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this guidance effective January 1, 2021. The adoption of ASU No. 2019-12 did not have a material impact on our consolidated financial statements.

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

The reconciliation of basic and diluted income per share are as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income:
Net income	$199,061	$275,934
Preferred stock dividends	(15,105)	(13,685)
Net income available to common shareholders	183,956	262,249

Basic income per share:
Weighted average common shares outstanding used in income per share	17,146,121	16,470,654
Basic income per share	0.01	0.02

Diluted income per share:
Shares used in diluted income per share	19,665,241	19,341,419
Diluted income per share	0.01	0.01

Computation of shares used in income per share:
Weighted average shares and share equivalents outstanding – basic	17,146,121	16,470,654
Effect of dilutive stock options	2,231,210	2,586,500
Effect of dilutive warrants	287,910	284,265
Weighted average shares and share equivalents outstanding – diluted	19,665,241	19,341,419

Schedule of Anti-dilutive Securities Excluded
	Three Months Ended
	March 31, 2022	March 31, 2021
Preferred stock	568,257	568,257
Total anti-dilutive securities excluded	568,257	568,257

Anti-dilutive securities consist of stock options and convertible preferred stock whose exercise price or conversion price, respectively, was greater than the average market price of the common stock.

2.     STOCK BASED COMPENSATION

The following table summarizes our employee stock option activity for the three months ended March 31, 2022:

Schedule of Employee Stock Option Activity

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2021	2,342,629	$0.023	7.20	$1,522,619

Options canceled during the period	13,666	$0.017

Options outstanding March 31, 2022	2,328,963	$0.023	6.95	$1,280,840

Options exercisable March 31, 2022	1,825,303	$0.015	6.67	$977,435

During the three months ended March 31, 2022, no nonqualified employee stock options were granted.

During the three months ended March 31, 2022, no options were exercised.

Total stock-based compensation expense for the three months ended March 31, 2022 was $3,219, all of which is related to options issued in prior years. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

3.     WARRANT ACTIVITY

The following table summarizes our warrant activity for the three months ended March 31, 2022:

Schedule of Warrant Activity
	Warrants	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Warrants outstanding December 31, 2021	290,000	$ 0.004	1.41	$ 187,350

Warrants outstanding March 31, 2022	290,000	$ 0.004	1.16	$ 158,350

During the three months ended March 31, 2022, no warrants were issued or exercised.

4.     SERIES A CONVERTIBLE PREFERRED STOCK

On January 3, 2022 we paid the December 9, 2021 dividends declared on our Series A Convertible Preferred Stock of $51,143. As of March 31, 2022, the aggregate outstanding accumulated arrearages of cumulative dividend was $14,206 or if issued in common shares, 25,830 shares.

The amortization of the increasing dividend rate preferred stock discount for the three months ended March 31, 2022 was $899.

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

We used our incremental borrowing rate (8.5%) in determining the present value of the lease payments over the lease expiration date of December 31, 2024. At March 31, 2022, the remaining future cash payments under our lease total to $418,638.

For the three months ended March 31, 2022, we amortized $29,728 of our operating right-of-use, or ROU, asset and made payments of the associated lease liability for the same amount. At March 31, 2022, an operating ROU asset and liability of $372,142, each, are included on our condensed consolidated balance sheet.

For the three months ended March 31, 2022 and 2021, our fixed operating lease cost was $38,058, which is included within operating costs and expenses in our condensed consolidated statements of operations.

Future minimum lease payments under non-cancellable operating lease as of March 31, 2022, were as follows:

Year ending December 31,
2022 (nine months remaining)	$114,174
2023	152,232
2024	152,232
Total future minimum lease payments	418,638
Present value of discount	(46,496)
Current portion lease liability	(125,412)
Long-term lease liability	$246,730

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our 2021 Annual Report on Form 10-K and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2021 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and group message delivery industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022		March 31, 2021
	Amount	Percent	Amount	Percent
REVENUE	$1,116,446	100.0	$1,025,984	100.0
COST OF REVENUE	227,467	20.4	148,873	14.5
Gross Profit	888,979	79.6	877,111	85.5

OPERATING EXPENSES
Sales and marketing	162,287	14.5	109,391	10.7
General and administrative	457,460	41.0	392,973	38.3
Depreciation and amortization	2,554	0.2	2,470	0.2
Total operating expenses	622,301	55.7	504,834	49.2

Income from operations	266,678	23.9	372,277	36.3
Other income	385	0.0	326	0.0
Income tax expense	(68,002)	(6.1)	(96,669)	(9.4)
Net income	199,061	17.8	275,934	26.9

Preferred stock dividends	(15,105)	1.3	(13,685)	(1.3)

Net income available to common shareholders	$183,956	16.5	$262,249	25.6

Three Months Ended March 31, 2022 (the “2022 1st Quarter”) Compared to Three Months Ended March 31, 2021 (the “2021 1st Quarter”)

Revenue

Total revenue increased $90,462 or 8.8% to $1,116,446 for the 2022 1st Quarter from $1,025,984 for the same period in 2021. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

In the 2022 1st Quarter, we had interest income of $385. In the 2021 1st Quarter, we had interest income of $326.

Cost of Revenue

Cost of revenue increased $78,594 or 52.8% to $227,467 for the 2022 1st Quarter from $148,873 for the same period in 2021. This increase was primarily related to servicing new customers added through growth of business and price increases from our vendors. Cost of revenue as a percentage of total revenue increased to 20.4% during the 2022 1st Quarter, compared to 14.5% during the same period in 2021, as a result of increased utilization of higher cost components of our service offerings combined with price increases from our vendors.

Gross Profit

Gross profit as a percentage of revenue decreased 5.9 % to 79.6% for the 2022 1st Quarter from 85.5% for the same period in 2021. This decrease was primarily related to increased utilization of higher cost components of our services offerings combined with price increases from our vendors.

Operating Expenses

Sales and marketing expenses increased $52,896 or 48.3% to $162,287 for the 2022 1st Quarter from $109,391 for the 1st Quarter of 2021. This increase was primarily a result of increases in advertising expense. Sales and marketing expense as a percentage of total revenues increased to 14.5% for the 1st Quarter of 2022 compared to 10.7% for the 1st Quarter of 2021.

General and administrative expenses increased $64,487 or 16.4% to $457,460 for the 2022 1st Quarter compared to $392,973 for the same period in 2021. This increase was primarily related to increases in employee costs, bank and credit card fees, miscellaneous expense, and business insurance of $53,171, $5,823, $4,096, and $1,030, respectively. Selling, general and administrative expenses as a percentage of total revenues increased to 41.0% during the 2022 1st Quarter from 38.3% during the same period in 2021.

Depreciation and amortization expense increased $84 or 3.4% to $2,554 for the 2022 1st Quarter compared to $2,470 for the same period in 2021. This increase was related to depreciation associated with assets purchased during the 2022 1st Quarter.

  Income Taxes

Our deferred tax asset related primarily to net operating loss carryforwards for income tax purposes which were fully utilized during the 1st Quarter of 2022. Income tax expense for the 1st Quarter of 2022 was $68,002.

  Net Income

For the 2022 1st Quarter, we realized net income of $199,061 compared to net income of $275,934 for the same period in 2021. The decrease was due primarily to a 48.3% increase in sales and marketing expense, and a 16.4% increase in general and administrative expenses, with only an 8.8% increase in revenue.

Liquidity and Capital Resources

As of March 31, 2022, we had $2,964,139 in cash and $3,011,721 in current assets and $1,655,978 in current liabilities. Current liabilities consist primarily of $478,119 in accrued and other liabilities, of which $272,123 is owed to our officers and directors, and $1,002,392 is deferred revenue. Our officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

At March 31, 2022 and December 31, 2021, we had positive working capital of $1,355,743 and $1,114,565, respectively.

As of March 31, 2022, $45,217 of the $50,055 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the three-month periods ended March 31, 2022 and 2021 consist of the following:

	For the Three-Month Period Ended March 31,
	2022	2021
Net cash flows provided by operating activities	$361,213	$535,138
Net cash flows used in investing activities	(1,043)	(5,847)
Net cash flows used in financing activities	(51,143)	(167,470)

Cash used for the purchase of property and equipment was $1,043 and $5,847 in the three months ended March 31, 2022 and 2021, respectively.

No intangible assets were purchased in the three months ended March 31, 2022 and 2021.

On January 1, 2022, we paid the December 9, 2021, preferred stock dividends declared of $51,143.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of March 31, 2022 pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 5.     Other Information

During the three months ended March 31, 2022, all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: May 5, 2022	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer