Form 10-Q
period 2022-06-30
FULLNET COMMUNICATIONS INC
filed 2022-08-11
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, 19,182,754 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,614,344	$2,655,112
Accounts receivable, net	3,008	30,107
Prepaid expenses and other current assets	74,747	24,939

Total current assets	2,692,099	2,710,158

PROPERTY AND EQUIPMENT, net	94,378	58,601

OTHER ASSETS AND INTANGIBLE ASSETS	18,250	20,645

RIGHT OF USE LEASED ASSET	341,778	401,870

DEFERRED TAX ASSET	-	38,359

TOTAL ASSETS	$3,146,505	$3,229,633

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 98,740	$53,148
Accrued and other liabilities	458,707	463,022
Dividends payable	-	51,143
Operating lease liability – current portion	128,095	122,784
Deferred revenue	1,033,618	905,496

Total current liabilities	1,719,160	1,595,593

OPERATING LEASE LIABILITY – net of current portion	213,682	279,086
Total liabilities	1,932,842	1,874,679

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 568,257 shares in 2022 and 2021	358,898	357,101
Common stock - $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 19,182,754 shares in 2022 and 2021, respectively	192	171
Additional paid-in capital	9,104,052	9,072,109
Accumulated deficit	(8,249,479)	(8,074,427)
Total shareholders’ equity	1,213,663	1,354,954

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,146,505	$3,229,633

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30,2021	June 30, 2022	June 30, 2021
REVENUE	$1,062,413	$994,891	$2,178,859	$2,020,875
COST OF REVENUE	215,143	167,088	442,610	315,961
Gross profit	847,270	827,803	1,736,249	1,704,914

OPERATING EXPENSES
Sales and marketing	168,746	93,139	331,033	202,530
General and administrative expenses	458,604	384,822	916,064	777,795
Depreciation and amortization	4,353	2,643	6,907	5,113
Total operating expenses	631,703	480,604	1,254,004	985,438

INCOME FROM OPERATIONS	215,567	347,199	482,245	719,476

OTHER INCOME	3,911	20,209	4,296	20,535

NET INCOME BEFORE INCOME TAX	219,478	367,408	486,541	740,011

Income tax expense	(56,166)	(95,320)	(124,168)	(191,989)
NET INCOME	$163,312	$272,088	$362,373	$548,022
Preferred stock dividends	(15,105)	(13,684)	(30,210)	(27,369)
Net income available to common shareholders	$148,207	$258,404	$332,163	$520,653

Net income per share:
Basic	$0.01	$0.02	$0.02	$0.03
Diluted	$0.01	$0.01	$0.02	$0.03

Weighted average common shares outstanding:
Basic	18,060,819	16,660,121	17,603,470	16,565,911
Diluted	18,587,690	19,588,985	18,133,114	19,471,962

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended June 30, 2022

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at April 1, 2022	17,146,121	$171	568,257	$358,000	$9,074,429	$(7,875,366)	$1,557,234

Stock options expense	-	-	-	-	3,218	-	3,219

Stock options exercised	1,746,633	18	-	-	26,156	-	26,173

Warrants exercised	290,000	3	-	-	1,147	-	1,150

Common stock dividends	-	-	-	-	-	(537,425)	(537,425)

Amortization of increasing dividend rate preferred stock discount	-	-	-	898	(898)	-	-

Net income	-	-	-	-	-	163,312	163,312

Balance at June 30, 2022 – (unaudited)	19,182,754,	$192	568,257	$358,898	$9,104,052	$(8,249,479)	$1,213,663

Six Months Ended June 30, 2022

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2022	17,146,121	$171	568,257	$357,101	$9,072,109	$(8,074,427)	$1,354,954

Stock options expense	-	-	-	-	6,437	-	6,438

Stock options exercised	1,746,633	18	-	-	26,156	-	26,173

Warrants exercised	290,000	3	-	-	1,147	-	1,150

Common stock dividends paid	-	-	-	-	-	(537,425)	(537,425)

Amortization of increasing dividend rate preferred stock discount	-	-	-	1,797	(1,797)	-	-

Net income	-	-	-	-	-	362,373	362,373

Balance at June 30, 2022 – (unaudited)	19,182,754	$192	568,257	$358,898	$9,104,052	$(8,249,479)	$1,213,663

Three Months Ended June 30, 2021

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at April 1, 2021	16,660,121	$167	568,257	$354,404	$9,066,030	$(8,640,327)	$780,274

Stock options expense	-	-	-	-	1,467	-	1,467

Amortization of increasing dividend rate preferred stock discount	-	-	-	899	(899)	-	-

Net income	-	-	-	-	-	272,088	272,088

Balance at June 30, 2021 – (unaudited)	16,660,121	$167	568,257	$355,303	$9,066,598	$(8,368,239)	$ 1,053,829

Six Months Ended June 30, 2021

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2021	16,457,121	$165	568,257	$353,505	$9,064,855	$(8,916,261)	$502,264

Stock options expense	-	-	-	-	2,934	-	2,934

Stock options exercised	203,000	2	-	-	607	-	609

Amortization of increasing dividend rate preferred stock discount	-	-	-	1,798	(1,798)	-	-

Net income	-	-	-	-	-	548,022	548,022

Balance at June 30, 2021 – (unaudited)	16,660,121	$167	568,257	$355,303	$9,066,598	$(8,368,239)	$1,053,829

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$362,373	$548,022
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,907	5,113
Loss on disposal of assets	5,205	-
Noncash lease expense	60,092	55,212
Provision for deferred tax expense	38,359	191,989
Stock options expense	6,437	2,934
Provision for uncollectible accounts receivable	(802)	4
Changes in operating assets and liabilities
Accounts receivable	27,901	2,597
Prepaid expenses and other assets	(47,413)	(11,736)
Accounts payable	45,592	(197)
Accrued and other liabilities	(4,315)	28,257
Deferred revenue	128,122	95,279
Operating lease liability	(60,092)	(55,212)
Net cash provided by operating activities	568,366	862,262

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(47,889)	(5,847)
Net cash used in investing activities	(47,889)	(5,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	26,173	609
Proceeds from exercise of warrants	1,150	-
Payment of dividends payable – common stock	(537,425)	-
Payment of dividends payable - preferred stock	(51,143)	(168,079)
Net cash used in financing activities	(561,245)	(167,470)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(40,768)	688,945
Cash and cash equivalents at beginning of period	2,655,112	1,407,917
Cash and cash equivalents at end of period	$2,614,344	$2,096,862

NON-CASH INVESTING AND FINANCING ACTIVITIES
Amortization of increasing dividend rate preferred stock discount	$1,797	$1,798

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

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2022.

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

The reconciliation of basic and diluted income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income:
Net income	$163,312	$272,088	$362,373	$548,022
Preferred stock dividends	(15,105)	(13,684)	(30,210)	(27,369)
Net income available to common shareholders	148,207	258,404	332,163	520,653

Basic income per share:
Weighted average common shares outstanding used in income per share	18,060,819	16,660,121	17,603,470	16,565,911
Basic income per share	0.01	0.02	0.02	0.03

Diluted income per share:
Shares used in diluted income per share	18,587,690	19,588,985	18,133,114	19,471,962
Diluted income per share	0.01	0.01	0.02	0.03

Computation of shares used in income per share:
Weighted average shares and share equivalents outstanding – basic	18,060,819	16,660,121	17,603,470	16,565,911
Effect of dilutive stock options	526,871	2,642,694	529,644	2,620,629
Effect of dilutive warrants	-	286,170	-	285,422
Weighted average shares and share equivalents outstanding – diluted	18,587,690	19,588,985	18,133,114	19,471,962

Schedule of Anti-dilutive Securities Excluded
	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Preferred stock	568,257	568,257	568,257	568,257
Total anti-dilutive securities excluded	568,257	568,257	568,257	568,257

Anti-dilutive securities consist of stock options and convertible preferred stock whose exercise price or conversion price, respectively, was greater than the average market price of the common stock.

2.     STOCK BASED COMPENSATION

The following table summarizes our employee stock option activity for the six months ended June 30, 2022:

Schedule of Employee Stock Option Activity

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2021	2,342,629	$0.023	7.20	$1,522,619

Options exercised during the period	1,746,633	$0.015

Options canceled during the period	13,666	$0.017

Options outstanding June 30, 2022	582,330	$0.047	6.84	$193,349

Options exercisable June 30, 2022	78,667	$0.004	1.20	$28,012

During the six months ended June 30, 2022, no nonqualified employee stock options were granted.

During the six months ended June 30, 2022, certain employees of ours exercised options to purchase 1,746,633 restricted shares of our common stock, par value $00001 per share. Proceeds from the exercise of the Options were $26,173. The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, without payment of any form of commissions or other remuneration.

On June 15, 2022, we paid the May 13, 2022 dividends declared on our common stock of $537,425, to shareholders of record on May 31, 2022.

Total stock-based compensation expense for the six months ended June 30, 2022 was $6,437, all of which is related to options issued in prior years. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

3.     WARRANT ACTIVITY

The following table summarizes our warrant activity for the six months ended June 30, 2022:

Schedule of Warrant Activity
	Warrants	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Warrants outstanding December 31, 2021	290,000	$0.004	1.41	$187,350

Warrants outstanding June 30, 2022	-	$-		$-

During the six months ended June 30, 2022, no warrants were issued.

During the six months ended June 30, 2022, 250,000 warrants with an exercise price of $.003 per share, and 40,000 warrants with an exercise price of $.01 per share, were exercised for 290,000 restricted shares of common stock, par value $.00001 per share. Proceeds from exercise of the warrants were $1,150. The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, without payment of any form of commissions or other remuneration.

4.     SERIES A CONVERTIBLE PREFERRED STOCK

On January 3, 2022, we paid the December 9, 2021 dividends declared on our Series A Convertible Preferred Stock of $51,143. As of June 30, 2022, the aggregate outstanding accumulated arrearages of cumulative dividend was $28,413 or if issued in common shares, 78,925 shares.

The amortization of the increasing dividend rate preferred stock discount for the six months ended June 30, 2022 was $1,797.

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

We used our incremental borrowing rate (8.5%) in determining the present value of the lease payments over the lease expiration date of December 31, 2024. At June 30, 2022, the remaining future cash payments under our lease total to $380,580.

For the six months ended June 30, 2022, we amortized $60,092 of our operating right-of-use, or ROU, asset and made payments of the associated lease liability for the same amount. At June 30, 2022, an operating ROU asset and liability of $341,778, each, are included on our condensed consolidated balance sheet.

For the six months ended June 30, 2022 and 2021, our fixed operating lease cost was $76,116, which is included within operating costs and expenses in our condensed consolidated statements of operations.

Future minimum lease payments under non-cancellable operating lease as of June 30, 2022, were as follows:

Year ending December 31,
2022 (six months remaining)	$76,116
2023	152,232
2024	152,232
Total future minimum lease payments	380,580
Present value of discount	(38,803)
Current portion lease liability	(128,095)
Long-term lease liability	$213,682

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our 2021 Annual Report on Form 10-K and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2021 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. These statements can sometimes be identified by our use of forward-looking words such as “may”, “believe”, “plan”, “will”, “anticipate”, “estimate”, “expect”, “intend”, and other phrases of similar meaning. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and group message delivery industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
REVENUE	$1,062,413	100.0	$994,891	100.0	$2,178,859	100.0	$2,020,875	100.0
COST OF REVENUE	215,143	20.3	167,088	16.8	442,610	20.3	315,961	15.6
Gross Profit	847,270	79.7	827,803	83.2	1,736,249	79.7	1,704,914	84.4

OPERATING EXPENSES
Sales and marketing	168,746	15.9	93,139	9.4	331,033	15.2	202,530	10.0
General and administrative	458,604	43.2	384,822	38.7	916,064	42.1	777,795	38.5
Depreciation and amortization	4,353	0.4	2,643	0.2	6,907	0.3	5,113	0.3
Total operating expenses	631,703	59.5	480,604	48.3	1,254,004	57.6	985,438	48.8

Income from operations	215,567	20.3	347,199	34.9	482,245	22.1	719,476	35.6
Other income	3,911	0.4	20,209	2.0	4,296	0.2	20,535	1.0
Income tax expense	(56,166)	(5.3)	(95,320)	(9.6)	(124,168)	(5.7)	(191,989)	(9.5)
Net income	163,312	15.4	272,088	27.3	362,373	16.6	548,022	27.1

Preferred stock dividends	(15,105)	(1.4)	(13,684)	(1.4)	(30,210)	(1.4)	(27,369)	(1.4)

Net income available to common shareholders	$ 148,207	14.0	$258,404	25.9	$332,163	15.2	$520,653	25.7

Three Months Ended June 30, 2022 (the “2022 2nd Quarter”) Compared to Three Months Ended June 30, 2021 (the “2021 2nd Quarter”)

Revenue

Total revenue increased $67,522 or 6.8% to $1,062,413 for the 2022 2nd Quarter from $994,891 for the same period in 2021. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

In the 2022 2nd Quarter, we had interest income of $3,911. In the 2021 2nd Quarter, we had interest income of $209 and other income of $20,000 from the settlement of a property damage claim.

Cost of Revenue

Cost of revenue increased $48,055 or 28.8% to $215,143 for the 2022 2nd Quarter from $167,088 for the same period in 2021. This increase was primarily related to servicing new customers added through growth of business and price increases from our vendors. Cost of revenue as a percentage of total revenue increased to 20.3% during the 2022 2nd Quarter, compared to 16.8% during the same period in 2021, as a result of increased utilization of higher cost components of our service offerings combined with price increases from our vendors.

Gross Profit

Gross profit as a percentage of revenue decreased 3.5% to 79.7% for the 2022 2nd Quarter from 83.2% for the same period in 2021. This decrease was primarily related to increased utilization of higher cost components of our services offerings combined with price increases from our vendors.

Operating Expenses

Sales and marketing expenses increased $75,607 or 81.2% to $168,746 for the 2022 2nd Quarter from $93,139 for the 2nd Quarter of 2021. This increase was primarily a result of increases in advertising expense. Sales and marketing expense as a percentage of total revenues increased to 15.9% for the 2nd Quarter of 2022 compared to 9.4% for the 2nd Quarter of 2021.

General and administrative expenses increased $73,782 or 19.2% to $458,604 for the 2022 2nd Quarter compared to $384,822 for the same period in 2021. This increase was primarily related to increases in employee costs, loss on disposal of assets, professional services, and bank and credit card fees of $62,066, $5,205, $3,256, and $3,242, respectively. General and administrative expenses as a percentage of total revenues increased to 43.2% during the 2022 2nd Quarter from 38.7% during the same period in 2021.

Depreciation and amortization expense increased $1,710 or 64.7% to $4,353 for the 2022 2nd Quarter compared to $2,643 for the same period in 2021. This increase was related to depreciation associated with assets purchased during 2021 and 2022.

  Income Taxes

Our deferred tax asset related primarily to net operating loss carryforwards for income tax purposes which were fully utilized during the 1st Quarter of 2022. Income tax expense for the 2nd Quarter of 2022 was $56,166.

  Net Income

For the 2022 2nd Quarter, we realized net income of $163,312 compared to net income of $272,088 for the same period in 2021. The decrease was due primarily to an 81.2% increase in sales and marketing expense, and a 19.2% increase in general and administrative expenses, with only a 6.8% increase in revenue.

Six Months Ended June 30, 2022 (the”2022 Period”) Compared to Six Months Ended June 30, 2021 (the “2021 Period”)

Revenues

Total revenue increased $157,984 or 7.8% to $2,178,859 for the 2022 Period from $2,020,875 for the same period in 2021. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

In the 2022 Period, we had interest income of $4,296. In the 2021 Period, we had interest income of $535 and other income of $20,000 from the settlement of a property damage claim.

Cost of Revenue

Cost of revenue increased $126,649 or 40.1% to $442,610 for the 2022 Period from $315,961 for the same period in 2021. This increase was primarily related to servicing new customers added through growth of business and price increases from our vendors. Cost of revenue as a percentage of total revenue increased to 20.3% during the 2022 Period, compared to 15.6% during the same period in 2021, as a result of increased utilization of higher cost components of our service offerings combined with price increases from our vendors.

Gross Profit

Gross profit as a percentage of revenue decreased 4.7 % to 79.7% for the 2022 Period from 84.4% for the same period in 2021. This decrease was primarily related to increased utilization of higher cost components of our services offerings combined with price increases from our vendors.

Operating Expenses

Sales and marketing expenses increased $128,503 or 63.4% to $331,033 for the 2022 Period from $202,530 for the same period of 2021. This increase was primarily a result of increases in advertising expense. Sales and marketing expense as a percentage in total revenues increased to 15.2% for the 2022 Period compared to 10.0% for the same period in 2021.

General and administrative expenses increased $138,269 or 17.8% to $916,064 for the 2022 Period compared to $777,795 for the same period in 2021. This increase was primarily related to increases in employee costs, bank and credit card fees, loss on disposal of assets, miscellaneous expense, professional services, business insurance, and travel and entertainment of $115,237, $9,066, $5,205, $2,676, $2,447, $2,060, and $1,525, respectively. General and administrative expenses as a percentage of total revenues increased to 42.1% during the 2022 Period from 38.5% during the same period in 2021.

Depreciation and amortization expense increased $1,794 or 35.1% to $6,907 for the 2022 Period compared to $5,113 for the same period in 2021. This increase was related to depreciation associated with assets purchased during 2021 and 2022.

  Income Taxes

Our deferred tax asset related primarily to net operating loss carryforwards for income tax purposes which were fully utilized during the 1st Quarter of 2022. Income tax expense for the 2022 Period was $124,168.

  Net Income

For the 2022 Period, we realized net income of $362,373 compared to net income of $548,022 for the same period in 2021. The decrease was due primarily to a 63.4% increase in sales and marketing expense, and a 17.8% increase in general and administrative expenses, with only a 7.8% increase in revenue.

Liquidity and Capital Resources

As of June 30, 2022, we had $2,614,344 in cash and $2,692,099 in current assets and $1,719,160 in current liabilities. Current liabilities consist primarily of $458,707 in accrued and other liabilities, of which $261,163 is owed to our officers and directors, and $1,033,618 is deferred revenue. Our officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

At June 30, 2022 and December 31, 2021, we had positive working capital of $972,939 and $1,114,565, respectively.

As of June 30, 2022, $45,217 of the $98,740 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the six-month periods ended June 30, 2022 and 2021 consist of the following:

	For the Six-Month Period Ended June 30,
	2022	2021
Net cash flows provided by operating activities	$568,366	$862,262
Net cash flows used in investing activities	(47,889)	(5,847)
Net cash flows used in financing activities	(561,245)	(167,470)

Cash used for the purchase of property and equipment was $47,889 and $5,847 in the six months ended June 30, 2022 and 2021, respectively.

No intangible assets were purchased in the six months ended June 30, 2022 and 2021.

On January 1, 2022, we paid the December 9, 2021, preferred stock dividends declared of $51,143.

On June 15, 2022, we paid the May 13, 2022, common stock dividends declared of $537,425.

Growth of our business and the anticipated continued payment of common stock dividends (at a rate substantially less than the initial special common stock dividend paid on May 13, 2022), may require additional capital to fund capital expenditures and working capital needs. These additional capital expenditure requirements could include:

•mergers and acquisitions;

•improvements of existing services, development of new services; and

•further development of operations support systems and other automated back-office systems.

Because our cost of developing new services, funding other strategic initiatives, and operating our business depend on a variety of factors (including, among other things, the number of customers and the service for which they subscribe, the nature and penetration of services that may be offered by us, regulatory changes, and actions taken by competitors in response to our strategic initiatives), it is almost certain that actual costs and revenues will materially vary from expected amounts and these variations could increase our future capital requirements.

Our ability to fund these potential capital expenditures and other potential costs in the near term will depend upon, among other things, our ability to generate consistent net income and positive cash flow from operations as well as our ability to seek and obtain additional financing if necessary. Each of these factors is, to a large extent, subject to economic, financial, competitive, political, regulatory, and other factors, many of which are beyond our control.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of June 30, 2022 pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 5.     Other Information

During the six months ended June 30, 2022, all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: August 11, 2022	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer