Form 10-Q
period 2022-09-30
FULLNET COMMUNICATIONS INC
filed 2022-11-10
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, 19,182,754 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,736,299	$2,655,112
Accounts receivable, net	1,197	30,107
Prepaid expenses and other current assets	58,776	24,939

Total current assets	2,796,272	2,710,158

PROPERTY AND EQUIPMENT, net	89,981	58,601

OTHER ASSETS AND INTANGIBLE ASSETS	18,250	20,645

RIGHT OF USE LEASED ASSET	310,764	401,870

DEFERRED TAX ASSET	-	38,359

TOTAL ASSETS	$3,215,267	$3,229,633

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 51,746	$53,148
Accrued and other liabilities	478,672	463,022
Dividends payable	-	51,143
Operating lease liability – current portion	130,837	122,784
Deferred revenue	1,027,439	905,496

Total current liabilities	1,688,694	1,595,593

OPERATING LEASE LIABILITY – net of current portion	179,927	279,086
Total liabilities	1,868,621	1,874,679

SHAREHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 568,257 shares in 2022 and 2021	359,531	357,101
Common stock - $.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 19,182,754 shares in 2022 and 2021, respectively	192	171
Additional paid-in capital	9,106,023	9,072,109
Accumulated deficit	(8,119,100)	(8,074,427)
Total shareholders’ equity	1,346,646	1,354,954

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,215,267	$3,229,633

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
REVENUE	$1,052,408	$1,015,779	$3,231,267	$3,036,654
COST OF REVENUE	229,197	198,144	671,807	514,105
Gross profit	823,211	817,635	2,559,460	2,522,549

OPERATING EXPENSES
Sales and marketing	138,681	140,220	469,714	342,750
General and administrative expenses	440,748	420,302	1,356,812	1,198,097
Depreciation and amortization	4,397	2,556	11,304	7,669
Total operating expenses	583,826	563,078	1,837,830	1,548,516

INCOME FROM OPERATIONS	239,385	254,557	721,630	974,033

OTHER INCOME	12,720	143	17,016	20,678

NET INCOME BEFORE INCOME TAX	252,105	254,700	738,646	994,711

Income tax expense	(64,145)	(66,696)	(188,313)	(258,685)
NET INCOME	$187,960	$188,004	$550,333	$736,026
Preferred stock dividends	(14,839)	(13,685)	(45,049)	(41,054)
Net income available to common shareholders	$173,121	$174,319	$505,284	$694,972

Net income per share:
Basic	$0.01	$0.01	$0.03	$0.04
Diluted	$0.01	$0.01	$0.03	$0.04

Weighted average common shares outstanding:
Basic	19,182,754	16,660,121	18,137,640	16,597,659
Diluted	19,708,698	19,688,994	18,667,822	19,585,761

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended September 30, 2022

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at July 1, 2022	19,182,754	$192	568,257	$358,898	$9,104,052	$(8,249,479)	$1,213,663

Stock options expense	-	-	-	-	2,604	-	2,604

Common stock dividends	-	-	-	-	-	(57,581)	(57,581)

Amortization of increasing dividend rate preferred stock discount	-	-	-	633	(633)	-	-

Net income	-	-	-	-	-	187,960	187,960

Balance at September 30, 2022 – (unaudited)	19,182,754	$192	568,257	$359,531	$9,106,023	$(8,119,100)	$1,346,646

Nine Months Ended September 30, 2022

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2022	17,146,121	$171	568,257	$357,101	$9,072,109	$(8,074,427)	$1,354,954

Stock options expense	-	-	-	-	9,041	-	9,041

Stock options exercised	1,746,633	18	-	-	26,156	-	26,174

Warrants exercised	290,000	3	-	-	1,147	-	1,150

Common stock dividends paid	-	-	-	-	-	(595,006)	(595,006)

Amortization of increasing dividend rate preferred stock discount	-	-	-	2,430	(2,430)	-	-

Net income	-	-	-	-	-	550,333	550,333

Balance at September 30, 2022 – (unaudited)	19,182,754	$192	568,257	$359,531	$9,106,023	$(8,119,100)	$1,346,646

Three Months Ended September 30, 2021

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at July 1, 2021	16,660,121	$167	568,257	$355,303	$9,066,598	$(8,368,239)	$1,053,829

Stock options expense	-	-	-	-	2,637	-	2,637

Amortization of increasing dividend rate preferred stock discount	-	-	-	899	(899)	-	-

Net income	-	-	-	-	-	188,004	188,004

Balance at September 30, 2021 – (unaudited)	16,660,121	$167	568,257	$356,202	$9,068,336	$(8,180,235)	$1,244,470

Nine Months Ended September 30, 2021

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2021	16,457,121	$165	568,257	$353,505	$9,064,855	$(8,916,261)	$502,264

Stock options expense	-	-	-	-	5,571	-	5,571

Stock options exercised	203,000	2	-	-	607	-	609

Amortization of increasing dividend rate preferred stock discount	-	-	-	2,697	(2,697)	-	-

Net income	-	-	-	-	-	736,026	736,026

Balance at September 30, 2021 – (unaudited)	16,660,121	$167	568,257	$356,202	$9,068,336	$(8,180,235)	$1,244,470

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$550,333	$736,026
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,304	7,669
Loss on disposal of assets	5,205	-
Noncash lease expense	91,106	83,707
Provision for deferred tax expense	38,359	258,685
Stock options expense	9,041	5,571
Provision for uncollectible accounts receivable	(398)	208
Changes in operating assets and liabilities
Accounts receivable	29,308	3,020
Prepaid expenses and other assets	(31,441)	(3,225)
Accounts payable	(1,402)	669
Accrued and other liabilities	15,650	49,647
Deferred revenue	121,943	172,637
Operating lease liability	(91,106)	(83,707)
Net cash provided by operating activities	747,902	1,230,907

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(47,889)	(5,847)
Net cash used in investing activities	(47,889)	(5,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	26,173	609
Proceeds from exercise of warrants	1,150	-
Payment of dividends payable – common stock	(595,006)	-
Payment of dividends payable - preferred stock	(51,143)	(168,079)
Net cash used in financing activities	(618,826)	(167,470)

NET INCREASE IN CASH AND CASH EQUIVALENTS	81,187	1,057,590
Cash and cash equivalents at beginning of period	2,655,112	1,407,917
Cash and cash equivalents at end of period	$2,736,299	$2,465,507

NON-CASH INVESTING AND FINANCING ACTIVITIES
Amortization of increasing dividend rate preferred stock discount	$2,430	$2,697

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

The reconciliation of basic and diluted income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income:
Net income	$187,960	$188,004	$550,333	$736,026
Preferred stock dividends	(14,839)	(13,685)	(45,049)	(41,054)
Net income available to common shareholders	173,121	174,319	505,284	694,972

Basic income per share:
Weighted average common shares outstanding used in income per share	19,182,754	16,660,121	18,137,640	16,597,659
Basic income per share	0.01	0.01	0.03	0.04

Diluted income per share:
Shares used in diluted income per share	19,708,698	19,688,994	18,667,822	19,585,761
Diluted income per share	0.01	0.01	0.03	0.04

Computation of shares used in income per share:
Weighted average shares and share equivalents outstanding – basic	19,182,754	16,660,121	18,137,640	16,597,659
Effect of dilutive stock options	525,944	2,741,040	530,182	2,701,422
Effect of dilutive warrants	-	287,833	-	286,680
Weighted average shares and share equivalents outstanding – diluted	19,708,698	19,688,994	18,667,822	19,585,761

Schedule of Anti-dilutive Securities Excluded

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Preferred stock	568,257	568,257	568,257	568,257
Total anti-dilutive securities excluded	568,257	568,257	568,257	568,257

Anti-dilutive securities consist of stock options and convertible preferred stock whose exercise price or conversion price, respectively, was greater than the average market price of the common stock.

2.     STOCK BASED COMPENSATION

The following table summarizes our employee stock option activity for the nine months ended September 30, 2022:

Schedule of Employee Stock Option Activity

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2021	2,342,629	$0.023	7.20	$1,522,619

Options exercised during the period	1,746,633	$0.015

Options canceled during the period	43,666	$0.007

Options issued during the period	4,500	$0.200

Options outstanding September 30, 2022	556,830	$0.051	6.98	$266,705

Options exercisable September 30, 2022	63,667	$0.114	3.35	$26,475

During the nine months ended September 30, 2022, 4,500 nonqualified employee stock options were granted with an exercise price of $0.20 per option. The options were valued using Black-Scholes option pricing model on the date of issuance, and the fair value of the options was determined to be $1,547 of which $129 was recognized as stock-based compensation expense for the nine months ended September 30, 2022. The 4,500 options will vest one-third on each annual anniversary of the grant date and will expire ten years from the date of grant.

During the nine months ended September 30, 2022, certain employees of ours exercised options to purchase 1,746,633 restricted shares of our common stock, par value $00001 per share. Proceeds from the exercise of the Options were $26,174. The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, without payment of any form of commissions or other remuneration.

On June 15, 2022, we paid the May 13, 2022 dividends declared on our common stock of $537,425, to shareholders of record on May 31, 2022. On September 15, 2022, we paid the August 15, 2022 dividends declared on our common stock of $57,581, to shareholders of record on August 31, 2022.

Total stock-based compensation expense for the nine months ended September 30, 2022 was $9,041, of which $129 was related to options issued during the nine months ended September 30, 2022, and $8,912 was related to options issued in prior years. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

3.     WARRANT ACTIVITY

The following table summarizes our warrant activity for the nine months ended September 30, 2022:

Schedule of Warrant Activity

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Warrants outstanding December 31, 2021	290,000	$0.004	1.41	$187,350

Warrants exercised during the period	290,000	$0.004	-	-

Warrants outstanding September 30, 2022	-	$-		$-

During the nine months ended September 30, 2022, no warrants were issued.

During the nine months ended September 30, 2022, 250,000 warrants with an exercise price of $.003 per share, and 40,000 warrants with an exercise price of $.01 per share, were exercised for 290,000 restricted shares of common stock, par value $.00001 per share. Proceeds from exercise of the warrants were $1,150. The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, without payment of any form of commissions or other remuneration.

4.     SERIES A CONVERTIBLE PREFERRED STOCK

On January 3, 2022, we paid the December 9, 2021 dividends declared on our Series A Convertible Preferred Stock of $51,143. As of September 30, 2022, the aggregate outstanding accumulated arrearages of cumulative dividend was $42,619 or if issued in common shares, 80,414 shares.

The amortization of the increasing dividend rate preferred stock discount for the nine months ended September 30, 2022 was $2,430.

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

We used our incremental borrowing rate (8.5%) in determining the present value of the lease payments over the lease expiration date of December 31, 2024. At September 30, 2022, the remaining future cash payments under our lease total to $342,522.

For the nine months ended September 30, 2022, we amortized $91,106 of our operating right-of-use, or ROU, asset and made payments of the associated lease liability for the same amount. At September 30, 2022, an operating ROU asset and liability of $310,764, each, are included on our condensed consolidated balance sheet.

For the nine months ended September 30, 2022 and 2021, our fixed operating lease cost was $114,174, which is included within operating costs and expenses in our condensed consolidated statements of operations.

Future minimum lease payments under non-cancellable operating lease as of September 30, 2022, were as follows:

Year ending December 31,
2022 (three months remaining)	$38,058
2023	152,232
2024	152,232
Total future minimum lease payments	342,522
Present value of discount	(31,758)
Current portion lease liability	(130,837)
Long-term lease liability	$179,927

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
REVENUE	$1,052,408	100.0	$1,015,779	100.0	$3,231,267	100.0	$3,036,654	100.0
COST OF REVENUE	229,197	21.8	198,144	19.5	671,807	20.8	514,105	16.9
Gross Profit	823,211	78.2	817,635	80.5	2,559,460	79.2	2,522,549	83.1

OPERATING EXPENSES
Sales and marketing	138,681	13.2	140,220	13.8	469,714	14.5	342,750	11.3
General and administrative	440,748	41.9	420,302	41.4	1,356,812	42.0	1,198,097	39.4
Depreciation and amortization	4,397	0.4	2,556	0.2	11,304	0.4	7,669	0.3
Total operating expenses	583,826	55.5	563,078	55.4	1,837,830	56.9	1,548,516	51.0

Income from operations	239,385	22.7	254,557	25.1	721,630	22.3	974,033	32.1
Other income	12,720	1.2	143	0.0	17,016	0.5	20,678	0.6
Income tax expense	(64,145)	(6.1)	(66,696)	(6.6)	(188,313)	(5.8)	(258,685)	(8.5)
Net income	187,960	17.8	188,004	18.5	550,333	17.0	736,026	24.2

Preferred stock dividends	(14,839)	(1.4)	(13,685)	(1.3)	(45,049)	(1.4)	(41,054)	(1.3)

Net income available to common shareholders	$173,121	16.4	$174,319	17.2	$505,284	15.6	$694,972	22.9

Three Months Ended September 30, 2022 (the “2022 3rd Quarter”) Compared to Three Months Ended September 30, 2021 (the “2021 3rd Quarter”)

Revenue

Total revenue increased $36,629 or 3.6% to $1,052,408 for the 2022 3rd Quarter from $1,015,779 for the same period in 2021. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

In the 2022 3rd Quarter, we had interest income of $12,720. In the 2021 3rd Quarter, we had interest income of $143.

Cost of Revenue

Cost of revenue increased $31,053 or 15.7% to $229,197 for the 2022 3rd Quarter from $198,144 for the same period in 2021. This increase was primarily related to servicing new customers added through growth of business and price increases from our vendors. Cost of revenue as a percentage of total revenue increased to 21.8% during the 2022 3rd Quarter, compared to 19.5% during the same period in 2021, as a result of increased utilization of higher cost components of our service offerings combined with price increases from our vendors.

Gross Profit

Gross profit as a percentage of revenue decreased 2.3% to 78.2% for the 2022 3rd Quarter from 80.5% for the same period in 2021. This decrease was primarily related to increased utilization of higher cost components of our services offerings combined with price increases from our vendors.

Operating Expenses

Sales and marketing expenses decreased $1,539 or 1.1% to $138,681 for the 2022 3rd Quarter from $140,220 for the 3rd Quarter of 2021. This decrease was primarily a result of decreases in advertising expense. Sales and marketing expense as a percentage of total revenues decreased to 13.2% for the 3rd Quarter of 2022 compared to 13.8% for the 3rd Quarter of 2021.

General and administrative expenses increased $20,446 or 4.9% to $440,748 for the 2022 3rd Quarter compared to $420,302 for the same period in 2021. This increase was primarily related to increases in employee costs and bank and credit card fees of $17,203 and $3,134, respectively. General and administrative expenses as a percentage of total revenues increased to 41.9% during the 2022 3rd Quarter from 41.4% during the same period in 2021.

Depreciation and amortization expense increased $1,841 or 72.0% to $4,397 for the 2022 3rd Quarter compared to $2,556 for the same period in 2021. This increase was related to depreciation associated with assets purchased during 2021 and 2022.

  Income Taxes

Our deferred tax asset related primarily to net operating loss carryforwards for income tax purposes which were fully utilized during the 1st Quarter of 2022. Income tax expense for the 3rd Quarter of 2022 was $64,145.

  Net Income

For the 2022 3rd Quarter, we realized net income of $187,960 compared to net income of $188,004 for the same period in 2021. The decrease was due primarily to the decline in our gross profit as a percentage of revenue.

Nine Months Ended September 30, 2022 (the”2022 Period”) Compared to Nine Months Ended September 30, 2021 (the “2021 Period”)

Revenues

Total revenue increased $194,613 or 6.4% to $3,231,267 for the 2022 Period from $3,036,654 for the same period in 2021. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers.

In the 2022 Period, we had interest income of $17,016. In the 2021 Period, we had interest income of $678 and other income of $20,000 from the settlement of a property damage claim.

Cost of Revenue

Cost of revenue increased $157,702 or 30.7% to $671,807 for the 2022 Period from $514,105 for the same period in 2021. This increase was primarily related to servicing new customers added through growth of business and price increases from our vendors. Cost of revenue as a percentage of total revenue increased to 20.8% during the 2022 Period, compared to 16.9% during the same period in 2021, as a result of increased utilization of higher cost components of our service offerings combined with price increases from our vendors.

Gross Profit

Gross profit as a percentage of revenue decreased 3.9 % to 79.2% for the 2022 Period from 83.1% for the same period in 2021. This decrease was primarily related to increased utilization of higher cost components of our services offerings combined with price increases from our vendors.

Operating Expenses

Sales and marketing expenses increased $126,964 or 37.0% to $469,714 for the 2022 Period from $342,750 for the same period of 2021. This increase was primarily a result of increases in advertising expense. Sales and marketing expense as a percentage in total revenues increased to 14.5% for the 2022 Period compared to 11.3% for the same period in 2021.

General and administrative expenses increased $158,715 or 13.2% to $1,356,812 for the 2022 Period compared to $1,198,097 for the same period in 2021. This increase was primarily related to increases in employee costs and bank and credit card fees of $132,440 and $12,200, respectively. General and administrative expenses as a percentage of total revenues increased to 42.0% during the 2022 Period from 39.4% during the same period in 2021.

Depreciation and amortization expense increased $3,635 or 47.4% to $11,304 for the 2022 Period compared to $7,669 for the same period in 2021. This increase was related to depreciation associated with assets purchased during 2021 and 2022.

  Income Taxes

Our deferred tax asset related primarily to net operating loss carryforwards for income tax purposes which were fully utilized during the 1st Quarter of 2022. Income tax expense for the 2022 Period was $188,313.

  Net Income

For the 2022 Period, we realized net income of $550,333 compared to net income of $736,026 for the same period in 2021. The decrease was due primarily to the decline in our gross profit as a percentage of revenue combined with a 37.0% increase in sales and marketing expense, and a 13.2% increase in general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2022, we had $2,736,299 in cash and $2,796,272 in current assets and $1,688,694 in current liabilities. Current liabilities consist primarily of $478,672 in accrued and other liabilities, of which $263,068 is owed to our officers and directors, and $1,027,439 is deferred revenue. Our officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

At September 30, 2022 and December 31, 2021, we had positive working capital of $1,107,578 and $1,114,565, respectively.

As of September 30, 2022, $45,217 of the $51,746 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the nine-month periods ended September 30, 2022 and 2021 consist of the following:

	For the Nine-Month Period Ended September 30,
	2022	2021
Net cash flows provided by operating activities	$747,902	$1,230,907
Net cash flows used in investing activities	(47,889)	(5,847)
Net cash flows used in financing activities	(618,826)	(167,470)

Cash used for the purchase of property and equipment was $47,889 and $5,847 in the nine months ended September 30, 2022 and 2021, respectively.

No intangible assets were purchased in the nine months ended September 30, 2022 and 2021.

On January 1, 2022, we paid the December 9, 2021, preferred stock dividends declared of $51,143.

On June 15, 2022, we paid the May 13, 2022, common stock dividends declared of $537,425. On September 15, 2022, we paid the August 15, 2022 common stock dividends declared of $57,581.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2022 pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 5.     Other Information

During the nine months ended September 30, 2022, all events reportable on Form 8-K were reported.

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

4.4

Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of FullNet Communications, Inc. (filed as Exhibit 4.18 to the Form 8-K filed June 7, 2013, and incorporated herein by reference)

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: November 10, 2022	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer