Form 10-Q/A
period 2022-09-30
FULLNET COMMUNICATIONS INC
filed 2022-11-10
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.    1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

Fullnet Commnications, Inc. (the "Company") is filing this Amendment No. 1 (the "Amended 10-Q") to the 10-Q for the quarterly period ending September 30, 2022 filed on November 10, 2022 (the Original 10-Q), in order to include inadvertently omitted interactive data. No other amendments are being made to the Original 10-Q. The Company has attached to this Amended 10-Q updated certifications as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

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

During the nine months ended September 30, 2022, 250,000 warrants with an exercise price of $.003 per share, and 40,000 warrants with an exercise price of $.01 per share, were exercised for 290,000 restricted shares of common stock, par value $0.00001 per share. Proceeds from exercise of the warrants were $1,150. The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, without payment of any form of commissions or other remuneration.

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