Form 10-K
period 2022-12-31
FULLNET COMMUNICATIONS INC
filed 2023-03-31
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrants executive offi cers during the relevant recovery period pursuant to 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of the Common Stock, as of the last business day (June 30, 2022) of registrant’s completed second quarter was $3,224,247.

As of March 27, 2023, 19,182,754 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FULLNET COMMUNICATIONS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2022

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and the information incorporated by reference may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, we direct your attention to Item 1. Business, Item 1A. Risk Factors, Item 2. Properties, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplemental Data. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statement in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend” and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

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

Company History

We were founded in 1995 as CEN-COM of Oklahoma, Inc., an Oklahoma corporation, to bring dial-up Internet access and education to rural locations in Oklahoma that did not have dial-up Internet access. We changed our name to FullNet Communications, Inc. in December 1995. Through a wholly-owned subsidiary, we started a competitive local exchange carrier (“CLEC”) in 2003 and later exited the retail telephone service business in early 2018. In response to the rapidly evolving Internet based telecommunications services environment, we have continued to expand and improve our service offerings.

Today we are an integrated communications provider primarily focused on providing mass notification services using text messages and automated telephone calls, equipment colocation and related services, and customized live help desk outsourcing service.

Through CallMultiplier, Inc., our wholly owned subsidiary, we offer a comprehensive cloud-based solution to consumers and businesses for automated mass texting and voice message delivery. We serve groups throughout the United States and Canada that come from a wide range of industries including religious groups, non-profit companies, schools and universities, businesses, sports groups, staffing companies, property management groups, government entities, and more. These customers use CallMultiplier to quickly send important and informational messages to groups ranging in size from five to more than 250,000 people. We exclusively focus on messages that recipients have asked for or otherwise desire to receive. Sending unsolicited marketing or any unlawful messages through CallMultiplier is a violation of our Terms of Service.

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

Our common stock trades on the OTC Markets Group “Pink Sheets” under the symbol FULO. While our common stock trades on the OTC Markets Group “Pink Sheets”, it is very thinly traded, and there can be no assurance that our shareholders will be able to sell their shares should they so desire. Any market for our common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the market price may be volatile.

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

Generate Internal Sales Growth

We intend to expand our customer base by increasing our marketing efforts. At December 31, 2022, our sales efforts are carried out primarily by our technical engineers and senior management. The majority of our existing advertising efforts consist of Pay-Per-Click (PPC) advertisements on multiple Internet search engines. We also have a robust Referral Rewards Program that encourages word-of-mouth referrals to our service.

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

Competition

The market for Internet-based services is extremely competitive. The tremendous growth and potential market size of the mass messaging market has attracted many new start-ups as well as existing businesses from a variety of industries. We believe extensive easy-to-use features, a reliable network, knowledgeable salespeople and the quality of technical support currently are the primary competitive factors in our targeted market and that price is usually secondary to these factors.

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

Employees

As of December 31, 2022, we had 15 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.

Item 1A. Risk Factors

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

Historical Losses: Turn-around Uncertain

We have historically experienced significant operating losses with cumulative losses from inception of approximately $8 million. However, we have been consistently profitable since 2018, and have reached a positive working capital position of approximately $1,162,000 at December 31, 2022, of which approximately $212,000 of our current liabilities is owed to our officers and directors, and approximately $1,001,000 of our current liabilities is deferred revenue. Our officers and directors, who are also major shareholders, have informally agreed not to seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

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

As a result of these initiatives, we generated positive cash flow from our operating activities of approximately $774,000 and $1,419,000, for the twelve months ended December 31, 2022 and 2021, respectively. In addition, we were able to generate net income of approximately $672,000 and $893,000, for the twelve months ended December 31, 2022 and 2021, respectively.

We expect that the success of these initiatives will provide us with sufficient liquidity to operate for the next 12 months.

As a result of the revenue enhancement initiatives, the cost saving initiatives, the excess asset sales and the successful exit from the CLEC business, we have been able to significantly improve our working capital position and alleviate any substantial doubt about our ability to continue as a going concern as defined by ASU 2014-15. We believe that the actions discussed above mitigate the substantial doubt raised by our prior operating losses and satisfy our estimated liquidity needs 12 months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to remain profitable and generate additional liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. Additionally, a failure to generate additional liquidity could negatively impact our ability to effectively execute our business plan.

Limited Marketing Experience

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

Uncertainty of Products/Services Development

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

Competition; Technological Obsolescence

The markets for our products and services are characterized by intense competition and an increasing number of potential new market entrants who have developed or are developing potentially competitive products and services. We will face competition from numerous sources, certain of which have substantially greater financial, technical, marketing, distribution, personnel and other resources than us, permitting such companies to implement extensive marketing campaigns, both generally and in response to efforts by additional competitors to enter into new markets and market new products and services. In addition, our product and service markets are characterized by rapidly changing technology and evolving industry standards that could result in product obsolescence and short product life cycles. Accordingly, our ability to compete will be dependent upon our ability to complete the development of our products and to introduce our products and/or services into the marketplace in a timely manner, to continually enhance and improve our software and to successfully develop and market new products. There is no assurance that we will be able to compete successfully, that competitors will not develop technologies or products that render our products and/or services obsolete or less marketable or that we will be able to successfully enhance our products or develop new products and/or services. Consequently, our failure to successfully respond to the demands of competition and technological obsolescence could have a material adverse effect on our business prospects, financial condition and results of operation.

Risks Relating to the Internet

Businesses reliant on the Internet may be at risk due to the inadequate development of the necessary infrastructure, including reliable network backbones or complementary services, high-speed modems and security procedures. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by sustained growth. In addition, there may be delays in the development and adoption of new standards and protocols, the inability to handle increased levels of Internet activity or due to increased government regulation. If the necessary Internet infrastructure or complementary services are not developed to effectively support growth that may occur, our business, results of operations and financial condition would be materially adversely affected.

Risks Relating to Adverse Changes in the Economy

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

Risks Relating to COVID-19

While the level of disruption caused by, and the economic impact of, the COVID-19 pandemic lessened in 2022, there is no assurance that the pandemic will not return with new strains of the virus, or that another health-related emergency will not emerge. We believe that the COVID-19 pandemic, with its shifts in human interactions and communications, resulted for us in a net addition of new customers and the sale of additional services to existing customers and increased interest in our automated group text and voice message delivery services. As the COVID-19 pandemic subsides, it is possible that the increases we have experienced may slow, resulting in adverse effects on our business, results of operations and financial condition. The ultimate extent of its impact on us will depend on future developments, which are highly uncertain and cannot be predicted, including the extent to which people return to preexisting patterns of behavior when the COVID-19 pandemic subsides.

Risks Relating to Government Regulation

Our business is subject to a number of Federal and state laws and regulations. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, corporate governance or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the applications and interpretation of these laws and regulations often are uncertain, particularly in the rapidly evolving automated mass notification industry in which we operate. Future legislative or regulatory actions could adversely affect our business, results of operations and financial condition.

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

In addition, Congress and the Federal Communications Commission are attempting to mitigate the scourge of robocalls by requiring participation in new technical standards including the Signature-based Handling of Asserted Information Using toKENs (“SHAKEN”) and Secure Telephone Identity Revisited (“STIR”) standards (together, “STIR/SHAKEN”) and other robocalling prevention and anti-spam standards. The implementation of these standards could increase our costs or limit our ability to grow. If we do not comply with any current or future rules or regulations that apply to our business, we could be subject to substantial fines and penalties, and we may have to restructure our offerings, exit certain markets or raise the price of our products. In addition, any uncertainty regarding whether particular regulations apply to our business, and how they apply, could increase our costs or limit our ability to grow.

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

Risks Relating to rapidly changing technology, evolving industry standards, and changing regulations

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

Our mass notification services must integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance it to adapt to changes and innovation in these technologies. For example, Apple, Google and other cell-phone operating system providers or inbox service providers have developed and, may in the future develop, new applications or functions intended to filter spam and unwanted telephone calls, text messages or emails. Similarly, our network service providers may adopt new filtering technologies in an effort to combat spam or robocalling. Such technologies may inadvertently filter desired text messages or telephone calls to or from our customers. If cell-phone operating system providers, network service providers, our customers or their end users adopt new software platforms or infrastructure, we may be required to develop new versions of our solution to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations and financial condition. Any failure of our solution to operate effectively with evolving or new platforms and technologies could reduce the demand for our solution. If we are unable to respond to these changes in a cost-effective manner, our solution may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.

Dependence on Key Personnel

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

Limited Public Market

During February 2000, our common stock began trading on the OTC Bulletin Board under the symbol FULO. While our common stock currently trades on the OTC Markets Group “Pink Sheets”, there can be no assurance that our shareholders will be able to sell their shares should they so desire. Any market for our common stock that may develop, in all likelihood, will be a limited one, and if such a market does develop, the market price may be volatile. Consequently, the limited public market for our common stock could have a material adverse effect on our business prospects, financial condition and results of operation.

Public Company Regulation

As a public company, we are subject to the reporting requirements of the Exchange Act, the requirements of the OTC Markets Group, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming.

Penny Stock Regulation

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 that are generally quoted over-the-counter, such as on the OTC Bulletin Board (which is a facility of FINRA) or OTC Link LLC (which is a facility of the OTC Markets Group). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and accredited investors (generally, those persons with net assets, excluding their primary residence, in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse), must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that is or becomes subject to the penny stock rules. Our common stock is subject to the penny stock rules at the present time, and consequently our shareholders will find it more difficult to sell their shares. Consequently, the Penny Stock regulations could have a material adverse effect on our business prospects, financial condition and results of operation.

Item 2. Properties

We maintain our executive office in approximately 8,699 square feet at 201 Robert S. Kerr Avenue, Suite 210 in Oklahoma City, at an effective annual rental rate of $17.50 per square foot. These premises are occupied pursuant to leases that expire on December 31, 2024.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded in the over-the-counter market and is quoted on the OTC Markets Group “Pink Sheets” under the symbol FULO. The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions. The following table sets forth the high and low closing sale prices of our common stock during the calendar quarters presented as reported by the OTC Markets Group “Pink Sheets”.

	Common Stock
	Closing Sale Prices
	High	Low
2021 – Calendar Quarter Ended
March 31	$.400	$.110
June 30.550		.210
September 30.860		.250
December 31	1.600	.570
2022 – Calendar Quarter Ended
March 31	$.750	$.420
June 30.650		.360
September 30.610		.330
December 31.530		.280

Number of Shareholders

The number of beneficial holders of record of our common stock as of the close of business on March 27, 2023, was approximately 126.

Dividend Policy

Due to our improved financial results of operations and financial condition, we have accumulated significant excess cash reserves which we believe are not currently needed to provide funds for operations and the continued expansion of our business. Consequently, on May 13, 2022, we implemented a quarterly cash dividend program on our common stock with the intention of paying regular cash dividends as determined by our Board of Directors. However, any payment of future dividends will be at the discretion of our Board and will depend on, among other things, our future earnings, financial condition, cash flows, capital requirements, levels of indebtedness, prevailing business conditions and other considerations our Board may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2022, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans that have been approved by our shareholders. All of our outstanding stock option grants and warrants were pursuant to individual compensation arrangements and exercisable for the purchase of our common stock shares.

Plan Category	Number of Shares Underlying Unexercised Options and Warrants	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by our shareholders:
None	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by our shareholders
Stock option grants to non-employee directors	-	$-	-
Stock options granted to employees	556,330	$0.051	-
Warrants and certain stock options issued to non-employees	-	$-	-
Total	556,330	$0.051	-

Unregistered Sales and Issuer Purchases of Equity Securities

In December 2022, we issued 50,000 shares of our Series A convertible preferred stock to settle a related party liability of $50,000.

In the year ended December 31, 2022, employee stock options for 1,746,633 shares of our common stock were exercised for $26,174. During the year ended December 31, 2021, employee stock options for 689,000 shares of our common stock were exercised $2,066.

In the issuances of our common stock, we relied on private offering exemptions from registration under Federal and state securities laws.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All of the markets in which we are active are extremely competitive. We anticipate that competition will continue to intensify. The tremendous growth and potential market size of these markets has attracted many new start-ups as well as existing businesses from a variety of industries. We believe that extensive easy-to-use features, a reliable network, knowledgeable salespeople and the quality of technical support are currently the primary competitive factors in our targeted market and that price is usually secondary to these factors.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31
	2022		2021
		Percentage		Percentage
	Amount	of revenue	Amount	of revenue
REVENUE	$4,268,263	100.0	$4,135,516	100.0
COST OF REVENUE	907,222	21.3	741,127	17.9
Gross Profit	3,361,041	78.7	3,394,389	82.1

OPERATING EXPENSES
Sales and marketing	628,716	14.7	488,065	11.8
General and administrative	1,886,431	44.2	1,723,131	41.7
Depreciation and amortization	15,741	0.4	10,213	0.2

Total operating expenses	2,530,888	59.3	2,221,409	53.7

Income from operations	830,153	19.4	1,172,980	28.4
Other Income	72,605	1.7	20,835	0.5

Income tax benefit (expense)	(230,522)	(5.4)	(300,838)	(7.3)
Net income from operations	$672,236	15.7	$892,977	21.6%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenue

Revenue increased $132,747 or 3.2% to $4,268,263 for the year 2022 from $4,135,516 for the year 2021. This increase was primarily attributable to the net addition of new customers and the sale of additional services to existing customers and reflects an increased interest in our automated group text and voice message delivery service, some of which may be attributable to changes in human interactions and communications during the COVID-19 pandemic. If so, this rate of increase may not continue once the COVID-19 pandemic subsides.

In 2022, we had other income of $72,605, consisting of interest income of $40,833 and income from debt extinguishment of $31,772. In 2021, we had other income of $20,835, which consisted primarily of the settlement of a property damage claim.

Cost of Revenue

Cost of revenue increased $166,095 or 22.4% to $907,222 for the year 2022 from $741,127 for the year 2021. This increase was primarily related to price increases from our vendors and increases in costs of servicing new customers added through growth of business.

Gross Profit

Gross profit as a percentage of revenue decreased 3.4% to 78.7% for the year 2022 from 82.1% for the year 2021. This decrease was primarily related to price increases from our vendors combined with increased utilization of higher cost components of our service offerings.

Operating Expenses

Sales and marketing expenses increased $140,651 or 28.8% to $628,716 for the year 2022 from $488,065 for the year 2021. This increase was primarily a result of increases in advertising of $140,651. Sales and marketing expense as a percentage of total revenues increased to 14.7% for the year 2022 compared to 11.8% for the year 2021.

General and administrative expenses increased $163,300 or 9.5% to $1,886,431 for the year 2022 from $1,723,131 for the year 2021. This increase was primarily a result of increases in employee costs, professional services, and bank and credit card fees of $104,702, $25,213 and $17,702, respectively. General and administrative expenses as a percentage of total revenues increased to 44.2% for the year 2022 compared to 41.7% for the year 2021.

Depreciation and amortization expense increased $5,528 or 54.1% to $15,741 for the year 2022 from $10,213 for the year 2021, primarily related to the purchase of leasehold improvements in the second quarter of 2022.

Income Taxes

Our deferred tax asset balance of $38,359 at December 31, 2021, related primarily to net operating loss carryforwards for income tax purposes and were fully utilized in the 1st quarter of 2022. Income tax expense for the year ending December 31, 2022 was $230,522. Income tax expense for the year ending December 31, 2021 was $300,838.

Liquidity and Capital Resources

As of December 31, 2022, we had $2,753,551 in cash and $1,629,406 in current liabilities. Current liabilities consist primarily of $475,472 in accrued and other liabilities, of which $212,546 is owed to our officers and directors, and $1,001,298 represents deferred revenue. Our officers and directors, who are also major shareholders, have informally agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

At December 31, 2022, we had positive working capital of $1,162,469. At December 31, 2021, we had positive working capital of $1,114,565. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

At December 31, 2022, of the $18,999 we owed to our trade creditors, $13,445 was past due. At December 31, 2022, no amounts were owed to related parties.

Cash flows for the years ended December 31, 2022 and 2021, consist of the following:

	For the Years Ended December 31
	2022	2021
Net cash flow provided by operating activities	$774,364	$1,419,055
Net cash flow used in investing activities	(49,519)	(5,847)
Net cash flow provided by (used in) financing activities	(626,407)	(166,013)

Cash used for the purchase of property and equipment was $49,519 and $5,847, respectively, for the years ended December 31, 2022 and 2021.

No intangible assets were purchased in 2022 and 2021.

During the year ended December 31, 2022, we paid $51,143 in dividends on our Series A convertible preferred stock and $652,587 in dividends on our common stock.  During the year ended December 31, 2021, we paid $168,079 in dividends on our Series A convertible preferred stock.

In December 2022, we issued 50,000 shares of our Series A convertible preferred stock to settle a related party liability of $50,000.

During the year ended December 31, 2022, employee stock options for 1,746,633 shares of our common stock were exercised for $26,174. During the year ended December 31, 2021, employee stock options for 689,000 shares of our common stock were exercised for $2,066.

Growth of our business and the anticipated continued payment of common stock dividends may require additional capital to fund capital expenditures.  These additional capital expenditure requirements could include:

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

As of December 31, 2022, our material contractual obligations and commitments were:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$304,466	$152,234	$152,232	$-	$-

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

We periodically review the carrying value of our property and equipment whenever business conditions or events indicate that those assets may be impaired. If the estimated future undiscounted cash flows to be generated by the property and equipment are less than the carrying value of the assets, the assets are written down to fair market value and a change is recorded to current operations. Significant and unanticipated changes in circumstances, including significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers and/or changes in technology of markets, could require a provision for impairment in a future period.

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

Item 8. Financial Statements and Supplemental Data

Our financial statements, prepared in accordance with Regulation S-K, are set forth in this Report beginning on page [29].

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None that have not been previously reported.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15© and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the

SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures.

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. The framework used by our management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2022, was effective.

This annual report does not include an attestation report of our public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC adopted as of September 2, 2010, that permit us to provide only our management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following information is furnished as of March 20, 2023, for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of three members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Position
Timothy J. Kilkenny	64	Chairman of the Board of Directors
Roger P. Baresel	67	Chief Executive Officer, Chief Financial Officer and Secretary and Director
Jason C. Ayers	48	President and Director

Timothy J. Kilkenny has served as our Chairman of the Board of Directors since our inception in May 1995. He served as our Chief Executive Officer from May 1995 until June 6, 2016. Prior to that time, he spent 14 years in the financial planning business as a manager for both MetLife and Prudential. Mr. Kilkenny is a graduate of Central Bible College in Springfield, Missouri.

Roger P. Baresel became our Chief Executive Officer on June 6, 2016. He has been one of our directors and our Chief Financial Officer since November 2000, and served as our President from October 2003 until June 2016. Mr. Baresel is an experienced senior executive and consultant who has served at a variety of companies in a number of different industries. Mr. Baresel has the following degrees from the University of Central Oklahoma in Edmond, Oklahoma: BA Psychology, BS Accounting and MBA Finance, in which he graduated Summa Cum Laude. Mr. Baresel is also a certified public accountant.

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

Audit Committee Financial Expert

Because our board of directors only consists of three directors, each of whom does not qualify as an independent director, our board performs the functions of an audit committee. Our board of directors has determined that Roger P. Baresel, our Chief Executive Officer and Chief Financial Officer, qualifies as a “financial expert”. This determination was based upon Mr. Baresel’s

•understanding of generally accepted accounting principles and financial statements;

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

Mr. Baresel is not an independent director. We have been unable to attract a person to serve as one of our directors and that would qualify both as an independent director and as a financial expert because of the inability to compensate our directors and provide liability insurance protection.

Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who own more than 10% of a registered class of our equity securities to file with the SEC and each exchange on which our securities are listed, reports of ownership and subsequent changes in ownership of our common stock and our other securities. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during 2022, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met.

Code of Ethics

Our board of directors has adopted our code of ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of ethics may be found on our website at www.fullnet.net. We will describe the nature of amendments to the code on our website, except that we may not describe amendments that are purely technical, administrative, or otherwise non-substantive. We will also disclose on our website any waivers from any provision of the code that we may grant. We will also disclose on our website any violation of the code by our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Information about amendments and waivers to the code will be available on our website for at least 12 months, and thereafter, the information will be available upon request for five years.

Item 11. Executive Compensation

The following table sets forth, for the last two fiscal years, the cash compensation paid by us to our Chairman, Chief Executive Officer and Chief Financial Officer and President (the “Named Executive Officers”). None of our executive officers other than the named executive officers earned annual compensation in excess of $100,000 during 2022.

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary		Other Compensation		Securities Underlying Options and Warrants (#) (1)
Timothy J. Kilkenny	2022	$72,373	(2)	$22,967	(3)	83,333
Chairman	2021	$74,700	(4)	$15,930	(5)	410,528

Roger P. Baresel	2022	$93,059	(6)	$55,111	(7)	100,000
CEO and CFO	2021	$94,127	(8)	$51,826	(9)	436,254

Jason C. Ayers	2022	$200,573	(10)	$27,469	(11)	100,000
President	2021	$197,450	(12)	$24,989	(13)	421,846

(1)	Options are generally granted with an exercise price equal to the fair market value of our common stock on the date of the grant and are valued based on the Black-Scholes option pricing model.

(2)	Includes no deferred compensation.

(3)

Represents $2,100 of expense for business parking for Mr. Kilkenny, $11,460 of insurance premiums, $5,654 of special vacation cash-out, and $3,753 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny.

(4)	Includes no deferred compensation.

(5)	Represents $2,100 of expense for business parking for Mr. Kilkenny, $10,322 of insurance premiums, and $3,508 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny.

(6)	Includes $63,273 of deferred compensation.

(7)

Represents $9,600 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,550 of expense reimbursement for Mr. Baresel’s home office and cell phone, $38,556 of insurance premiums, and $1,405 of post-retirement benefits paid by us for the benefit of Mr. Baresel.

(8)	Includes $59,616 of deferred compensation.

(9)

Represents $9,600 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,535 of expense reimbursement for Mr. Baresel’s home office and cell phone, $35,288 of insurance premiums, and $1,403 of post-retirement benefits paid by us for the benefit of Mr. Baresel.

(10)	Includes no deferred compensation.

(11)

Represents $2,100 of expense reimbursement for Mr. Ayers’ parking, $1,500 of expense reimbursement for Mr. Ayers’ internet connection and cell phone, $17,558 of insurance premiums, and $6,311 of post-retirement benefits paid by us for the benefit of Mr. Ayers.

(12)	Includes no deferred compensation.

(13)

Represents $2,100 of expense reimbursement for Mr. Ayers’ parking, $1,500 of expense reimbursement for Mr. Ayers’ internet connection and cell phone, $15,277 of insurance premiums, and $6,112 of post-retirement benefits paid by us for the benefit of Mr. Ayers.

Pay Versus Performance

Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO(1)	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs(1)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return	Net Income
2022	$328,042	$228,042	$213,422	$121,755	$48	$648,407
2021	$644,285	$222,439	$541,683	$118,292	$550	$892,977

(1)The compensation actually paid amounts are drawn from the Summary Compensation Table (above) and adjusted to deduct the values attributable to the stock options held by the PEOs and other NEOs.

The compensation of our PEO and other NEOs is determined by a subjective blend of our financial performance, the compensation received by similarly situated executives, and the individual’s contribution to our success. The level of compensation is influenced by the fact that the NEOs, who also compose the Board of Directors, hold 55.5% of our outstanding stock and are our largest shareholders. The Board believes the stock ownership of the Board and NEOs creates a structural bias toward payment for performance. The Board does not have formal processes for fixing the levels or types of executive compensation and has not set performance benchmarks for the levels of compensation.

Stock Options Granted

All options granted during 2022 were nonqualified stock options. During 2022, 4,500 stock options were granted to one employee. No stock options were granted to Mr. Kilkenny, Mr. Baresel, and Mr. Ayers during 2022 or 2021. All options granted during 2021 were nonqualified stock options. During 2021, 90,000 stock options were granted to one employee.

Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.

2022 Year-End Option Values

Our executive officers (Timothy J. Kilkenny, Chairman of the Board, Roger P. Baresel, Chief Executive Officer and Chief Financial Officer, and Jason C. Ayers, President) each held 83,333, 100,000, and 100,000, respectively, of outstanding options at December 31, 2022, of which none were exercisable.

Director Compensation

During the fiscal year ended December 31, 2022, our directors did not receive any compensation for serving in such capacities.

Employment Agreement and Lack of Keyman Insurance

On July 6, 2011, we entered into employment agreements with Timothy J. Kilkenny, Roger P. Baresel and Jason C. Ayers. Each agreement is effective July 1, 2011, and continued through an initial term ended December 31, 2018; however, the term was automatically extended for additional three-year terms, since neither we nor the employee gave a six-month advance notice of termination. These agreements provide, among other things, (i) an annual base salary of at least $61,656 for Mr. Kilkenny, $45,012 for Mr. Baresel and $68,436 for Mr. Ayers, (ii) bonuses at the discretion of the Board of Directors, (iii) entitlement to fringe benefits including medical and insurance benefits as may be provided to our other senior officers, and (iv) eligibility to participate in our incentive, bonus, benefit or similar plans. These agreements require the employee to devote the required time and attention to our business and affairs necessary to carry out his responsibilities and duties. These agreements may be terminated under certain circumstances and upon termination provide for (i) the employee to be released from personal liability for our debts and obligations, and (ii) the payment of any amounts we owe the employee. At December 31, 2022, we owed, including deferred compensation, $66,245, $95,125 and $51,176 to Mr. Kilkenny, Mr. Baresel and Mr. Ayers, respectively.

We do not maintain any keyman insurance covering the death or disability of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information as of March 20, 2023, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 10. Directors and Executive Officers, and Corporate Governance” and all of our directors and executive officers as a group, as well as each person who is known by us to own more than 5% of the outstanding shares of our Common Stock. The non-employee beneficial owner information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the SEC or other information provided to us by the beneficial owner or our stock transfer agent. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock Beneficially Owned
Beneficial Owner (1)	Number of Shares	Percent of Class (1)
Timothy J. Kilkenny (2)(3)	4,254,917	21.9%
Roger P. Baresel (2)(4)	3,729,762	19.1%
Jason C. Ayers (2)(5)	3,143,424	16.3%

All executive officers and directors as a group (3 individuals)	11,128,103	55.5%

High Capital Funding, LLC (6)	1,678,250	8.8%

(1)

Percent of class for any shareholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a shareholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that shareholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 19,182,754 shares being outstanding at March 20, 2022.

(2)	Address is c/o 201 Robert S. Kerr Avenue, Suite 210, Oklahoma City, Oklahoma 73102.

(3)

Timothy J. Kilkenny and Barbara J. Kilkenny, husband and wife, hold 3,939,917 and 315,000 shares of our common stock, respectively. The number of shares includes 240,628 shares of our Series A convertible preferred stock held by Mr. Kilkenny that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 83,333 shares of our common stock that are subject to currently exercisable stock options at $.01 per share beginning February 28, 2023.

(4)

Roger P. Baresel and Judith A. Baresel, husband and wife, hold 5,600 and 3,724,162 shares of our common stock, respectively. The number of shares held by Mrs. Baresel includes 300,000 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 100,000 shares of our common stock that are subject to currently exercisable stock options at $.01 per share beginning February 28, 2023. Mr. Baresel disclaims any beneficial interest in the common stock, preferred stock and options held by Mrs. Baresel.

(5)

Jason C Ayers holds 3,143,424 shares of our common stock. The number of shares includes 77,629 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock and 100,000 shares of our common stock that are subject to currently exercisable stock options at $.01 per share beginning February 28, 2023.

(6)

High Capital Funding, LLC, 333 Sandy Springs Circle, Suite 230, Atlanta, Georgia 30328, the parent company of Generation Capital Associates, holds 940,642 shares of our common stock. Generation Capital Associates holds 737,608 shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2022, we had no outstanding notes payable.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees, including expenses, billed to us for the years ended December 31, 2022 and 2021, by our principal accountant.

	2022	2021
BF Borgers, CPA PC	$36,400	$21,600

The audit fees include services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. Because our Board of Directors only consists of three directors, none of whom qualifies as an independent director, our Board of Directors performs the functions of an audit committee. It is our policy that the Board of Directors pre-approve all audit, tax and related services. All of the services described above in this Item 14 were approved in advance by our Board of Directors. No items were approved by the Board of Directors pursuant to paragraph (c)(7)(ii)(C) of Rule 2-01 of Regulations S-X.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

#

10.11	Employment Agreement with Timothy J. Kilkenny dated July 6, 2011 (filed as Exhibit 10.47 to Form 10Q filed on November 15, 2011)	#

10.12	Employment Agreement with Roger P. Baresel dated July 6, 2011 (filed as Exhibit 10.48 to Form 10Q filed on November 15, 2011)	#

10.13	Employment Agreement with Jason Ayers dated July 6, 2011 (filed as Exhibit 10.49 to Form 10Q filed on November 15, 2011)	#

10.14	Lease Agreements between us and BOKP Tower, LLC, dated November 22, 2019 (filed as Exhibit 10.24 to Form 10K filed on April 10, 2020)	#

10.15	Announcement that the Depository Trust Company has approved FullNet Communications, Inc.’s common stock for DWAC & DRS FAST transfers (filed as Exhibit 99.1 to Form 8-K filed on September 14, 2021)	#

10.16	Unregistered Sale of Equity Securities (filed as Item 3.02 on Form 8-K filed on May 18, 2022)	#

10.17	Unregistered Sale of Equity Securities (filed as Item 3.02 on Form 8-K filed on May 25, 2022)	#

10.18	Unregistered Sale of Equity Securities (filed as Item 3.02 on Form 8-K filed on May 26, 2022)	#

10.19	Unregistered Sale of Equity Securities (filed as Item 3.02 on Form 8-K filed on December 22, 2022)	#

21	Subsidiaries of the Registrant	*

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

#    Incorporated by reference

* Filed herewith.

**In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except to the extent expressly set forth by specific reference in such filing

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

FULLNET COMMUNICATIONS, INC.

Date: March 31, 2023By: /s/ ROGER P. BARESEL

      Roger P. Baresel

      Chief Executive Officer and Chief Financial

      and Accounting Officer

Date: March 31, 2023By: /s/ JASON C. AYERS

     Jason C. Ayers

     President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2023By: /s/ TIMOTHY J. KILKENNY

      Timothy J. Kilkenny

      Chairman of the Board and Director

Date: March 31, 2023By: /s/ ROGER P. BARESEL

     Roger P. Baresel

     Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of FullNet Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FullNet Communications, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

 Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

March 31, 2023

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,753,551	$2,655,112
Accounts receivable, net	1,584	30,107
Prepaid expenses and other current assets	36,740	24,939

Total current assets	2,791,875	2,710,158

PROPERTY AND EQUIPMENT, net	87,173	58,601

OTHER ASSETS AND INTANGIBLE ASSETS	18,250	20,645

RIGHT OF USE LEASED ASSET	279,086	401,870

DEFERRED TAX ASSET	-	38,359

TOTAL ASSETS	$3,176,384	$3,229,633

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$18,999	$53,148
Accrued and other liabilities	475,472	514,165
Operating lease liability – current portion	133,637	122,784
Deferred revenue	1,001,298	905,496

Total current liabilities	1,629,406	1,595,593

OPERATING LEASE LIABILITY – less current portion	145,449	279,086

Total liabilities	1,774,855	1,874,679

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock - $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 618,257 and 568,257 shares in 2022 and 2021, respectively	409,531	357,101
Common stock - $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 19,182,754 and 17,146,121 shares in 2022 and 2021, respectively	192	171
Additional paid-in capital	9,108,410	9,072,109
Accumulated deficit	(8,116,604)	(8,074,427)

Total shareholders’ equity	1,401,529	1,354,954

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,176,384	$3,229,633

See accompanying notes to consolidated financial statements

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2022	2021
REVENUE	$4,268,263	$4,135,516
COST OF REVENUE	907,222	741,127
Gross profit	3,361,041	3,394,389

OPERATING EXPENSES
Sales and marketing	628,716	488,065
General and administrative expenses	1,886,431	1,723,131
Depreciation and amortization expenses	15,741	10,213

Total operating costs and expenses	2,530,888	2,221,409

INCOME FROM OPERATIONS	830,153	1,172,980

Other income	72,605	20,835

NET INCOME BEFORE INCOME TAX	902,758	1,193,815

Income tax expense	(230,522)	(300,838)
NET INCOME	$672,236	$892,977

Preferred stock dividends	(64,256)	(54,739)
Net income available to common shareholders	$607,980	$838,238

Net income per share:
Basic	$0.03	$0.05
Diluted	$0.03	$0.05

Weighted average shares outstanding
Basic	18,401,789	16,698,620
Diluted	18,898,411	19,216,153

See accompanying notes to consolidated financial statements

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31,2022 and 2021

	Common stock		Preferred stock		Additional
	Shares	Amount	Shares	Amount	Paid-in capital	Accumulated deficit	Total
Balance at January 1, 2021	16,457,121	$ 165	568,257	$ 353,505	$ 9,064,855	$ (8,916,261)	$ 502,264

Stock options expense	-	-	-	-	8,790	-	8,790

Stock options exercised	689,000	6	-	-	2,060	-	2,066

Amortization of increasing dividend rate preferred stock discount	-	-	-	3,596	(3,596)	-	-

Preferred stock dividends declared	-	-	-	-	-	(51,143)	(51,143)

Net income	-	-	-	-	-	892,977	892,977

Balance at December 31, 2021	17,146,121	171	568,257	357,101	9,072,109	(8,074,427)	1,354,954

Stock options expense	-	-	-	-	11,428	-	11,428

Stock options exercised	1,746,633	18	-	-	26,156	-	26,174

Warrants exercised	290,000	3	-	-	1,147	-	1,150

Common stock dividends paid	-	-	-	-	-	(652,587)	(652,587)

Amortization of increasing dividend rate preferred stock discount	-	-	-	2,430	(2,430)	-	-

Preferred stock issued to satisfy a related party liability	-	-	50,000	50,000	-	-	50,000

Preferred stock dividends declared	-	-	-	-	-	(61,826)	(61,826)

Net income	-	-	-	-	-	672,236	672,236

Balance at December 31, 2022	19,182,754	$ 192	618,257	$ 409,531	$ 9,108,410	$ (8,116,604)	$ 1,401,529

See accompanying notes to consolidated financial statements

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2022	2021
CASH FLOWS FROM OPERTING ACTIVITIES
Net income	$672,236	$892,977
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,741	10,213
Loss on disposal of assets	5,205	-
Noncash lease expense	122,784	112,812
Deferred tax expense	38,359	300,838
Stock options expense	11,428	8,790
Provision for uncollectible accounts receivable	(506)	1,024
Changes in operating assets and liabilities
Accounts receivable	29,029	(380)
Prepaid expenses and other assets	(9,405)	214
Accounts payable	(34,149)	2,943
Accrued and other liabilities	(49,375)	73,969
Deferred revenue	95,801	128,467
Operating lease liability	(122,784)	(112,812)
Net cash provided by operating activities	774,364	1,419,055

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(49,519)	(5,847)
Net cash used in investing activities	(49,519)	(5,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options and warrants	27,324	2,066
Proceeds from issuance of preferred stock for company liability	50,000	-
Payment of dividends payable – Preferred Stock	(51,143)	(168,079)
Payment of dividends payable – Common Stock	(652,587)	-
Net cash used in financing activities	(626,406)	(166,013)

NET INCREASE IN CASH AND CASH EQUIVALENTS	98,439	1,247,195
Cash and cash equivalents at beginning of period	2,655,112	1,407,917
Cash and cash equivalents at end of period	$2,753,551	$2,655,112

NON-CASH INVESTING AND FINANCING ACTIVITIES
Preferred stock issued to settle related party liability	$50,000	-
Amortization of increasing dividend rate preferred stock discount	$2,430	$3,596
Preferred stock dividend declared	$61,826	$51,143

See accompanying notes to consolidated financial statements

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE A – SUMMARY OF ACCOUNTING POLICIES AND NATURE OF OPERATIONS

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

Consolidation

The consolidated financial statements include the accounts of FullNet Communications, Inc. and its wholly owned subsidiaries FullNet, Inc., FullTel, Inc., FullWeb, Inc. and CallMultiplier, Inc. All material inter-company accounts and transactions have been eliminated.

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

Accounts Receivable

We operate and grant credit, on an uncollateralized basis. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion across different industries as well as our emphasis on obtaining deposits and/or payment in advance for services from the majority of our customers. During the year ended December 31, 2022, we had no customers that comprised 10% or more of total revenues. During the year ended December 31, 2021, we had one customer that comprised approximately 10% of total revenues.

Accounts receivable, other than certain large customer accounts which are evaluated individually, are considered past due for purposes of determining the allowances for doubtful accounts based on past experience of collectability as follows:

1 - 29 days	1.5%
30 - 59 days	30%
60 – 89 days	50%
>90 days	100%

In addition, if we become aware of a specific customer’s inability to meet our financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Total bad debt expense and direct write-off recovery for the year ended December 31, 2022 was $453. Total bad debt expense and direct write-off for the year ended December 31, 2021 was $1,024.

Accounts receivable consist of the following at December 31:

Schedule of Accounts Receivable
	2022	2021
Accounts receivable	$209,049	$238,078
Less allowance for doubtful accounts	(207,465)	(207,971)
	$1,584	$30,107

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets as follow:

Software	3 years
Computers and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of estimated life of improvement or the lease term

Property and equipment consist of the following at December 31:

	2022	2021
Computers and equipment	$315,542	$312,870
Leasehold improvements	961,506	1,067,934
Software	-	-
Furniture and fixtures	33,929	33,929
	1,310,977	1,414,733
Less accumulated depreciation	(1,223,804)	(1,356,132)
	$87,173	$58,601

Depreciation expense for the years ended December 31, 2022 and 2021, was $15,741 and $10,213, respectively.

Long-Lived Assets

All long-lived assets held and used by us, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In accordance with ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, we base our evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If impairment has occurred, we recognize a loss for the difference between the carrying amount and the estimated value of the asset. No intangible assets were purchased in 2022 or 2021. We incurred no impairment expense in 2022 or 2021. We incurred no amortization expense of intangible assets for the years ended December 31, 2022 and 2021, respectively.

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

•Allocation of the transaction price to the performance obligations in the contract; and

•Recognition of revenue when, or as, we satisfy a performance obligation.

Our revenue is derived from fees earned from customers utilizing our services. We have four streams of revenue as shown in the following table:

Revenue Description	For Year Ended December 31, 2022	% of Total Revenue	For Year Ended December 31, 2021	% of Total Revenue
Mass notification services using text messages and automated telephone calls	$3,481,114	82%	$3,258,095	78%
Colocation and web hosting services	449,883	10%	445,816	11%
Live help desk support services	314,182	7%	407,770	10%
Internet access service	23,084	1%	23,835	1%
Total revenue	$4,268,263	100%	$4,135,516	100%

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

Advertising

We expense advertising production costs as they are incurred and advertising communication costs for the first time the advertisement takes place. Advertising expense for the years ended December 31, 2022 and 2021, was $628,716 and $477,565, respectively.

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

Reconciliation of basic and diluted income per share (“EPS”) are as follows:

	December 31, 2022	December 31, 2021
Net income:
Net income	$672,236	$892,977
Preferred stock dividends	(64,256)	(54,739)
Net income available to common shareholders	607,980	838,238

Basic income per share:
Weighted-average common shares outstanding used in income per share computations	18,401,789	16,698,620
Basic income per share	0.03	0.05

Diluted income per share:
Shares used in diluted income per share computations	18,898,411	19,216,153
Diluted income per share	0.03	0.05

Computation of shares used in income per share:
Weighted average shares and share equivalents outstanding - basic	18,401,789	16,698,620
Effect of dilutive stock options	496,622	2,229,933
Effect of dilutive warrants	-	287,600
Weighted average shares and share equivalents outstanding – assuming dilution	18,898,411	19,216,153

Schedule of Anti-dilutive Securities Excluded:	December 31, 2022	December 31, 2021
Convertible preferred stock	618,257	568,257
Total anti-dilutive securities excluded	618,257	568,257

Stock-Based Compensation

We do not have a written employee stock option plan. We have historically generally granted employee stock options with an exercise price equal to the market price of our stock at the date of grant, a contractual term of ten years, and a vesting period of three years ratably on the first, second and third anniversaries of the date of grant (with limited exceptions).

All employee stock options granted during 2022 and 2021 were nonqualified stock options. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

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

At December 31, 2022, we had no related party accounts payable to officers and directors for unpaid expense reimbursements. Additionally, we had no related party accounts payable to officers and directors for unpaid expense reimbursements as of December 31, 2021.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2022 and 2021, are based upon the short-term nature of the assets and liabilities.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes”, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. This guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, “Revenue from Contracts with Customers.” At the acquisition date, an acquirer should account for the related revenue contracts as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree's financial statements, assuming the acquirer is able to assess and rely on how the acquiree applied ASC 606. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. We adopted ASU 2021-08 in the first quarter of 2022 with no material impact to our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. ASU 2022-03 is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. We are evaluating the impact of the adoption of this guidance to our consolidated financial statements.

NOTE B – COMMITMENTS

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

The combined square footage for the FN & FW Leases is 8,699 square feet, a reduction from the Original Lease of 4,347 square feet or approximately 33%. This reduction occurred in the office space with the data center space remaining the same. In addition, both leases are at the rate of $17.50 per square foot for 5 years and both contain two 5-year options to renew at the then fair market rate per square foot. Of not, the FW Lease contains the right for us to opt-out of the FW Lease without penalty at each annual anniversary.

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

Amortization of the ROU Asset and payments of the associated Lease Liability for the year-ended December 31, 2022 was $122,784 and $122,784, respectively, leaving a year-end December 31, 2022 balance of $279,086 for both the ROU Asset and the associated Lease Liability.

Future minimum lease payments required at December 31, 2022, under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2023	$152,232
2024	152,234
Total	304,466
Present value of discount	(25,380)
Current portion lease liability	(133,637)
Long-term lease liability	$145,449

Rental expense for all operating leases for the years ended December 31, 2022 and 2021, was approximately $152,232 and $152,232, respectively.

NOTE C – INCOME TAXES

We use the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of our deferred tax assets. Based upon the historical trend of increasing earnings management concluded that it is more likely than not that a tax benefit will be realized from our deferred tax assets and therefore eliminated the previously recorded valuation allowance for our deferred tax assets in the fourth quarter of 2020. Elimination of the valuation allowance resulted in a deferred tax asset at December 31, 2021, of approximately $38,000 which was fully utilized in the 1st quarter of 2022. At December 31, 2022, the net operating loss carry-forward was $140,537, and the deferred tax asset had no balance.

The Tax Cuts and Jobs Act (“TCJA”) was signed by the President of the United States and enacted into law on December 22, 2017. The TCJA significantly changed U.S. tax law by reducing the U.S. corporate income tax rate to 21.0% from 35.0%, adopting a territorial tax regime, creating new taxes on certain foreign sourced earnings and imposing a one-time transition tax on the undistributed earnings of certain non-U.S. subsidiaries.

NOTE D – COMMON STOCK AND STOCK-BASED COMPENSATION

COMMON STOCK

On May 18, 2022, we issued 1,313,961 restricted shares of our common stock for cash proceeds of $23,090 pursuant to the exercise of common stock purchase options by various employees. On May 25, 2022, we issued 239,004 restricted shares of our common stock for cash proceeds of $1,989 pursuant to the exercise of common stock purchase options by various employees. On May 26, 2022, we issued 193,668 restricted shares of our common stock for cash proceeds of $1,094 pursuant to the exercise of common stock purchase options by various employees. On March 25, 2021, we issued 203,000 restricted shares of our common stock for cash proceeds of $609 pursuant to the exercise of common stock purchase options by various employees. On October 28, 2021, we issued 486,000 restricted shares of our common stock for cash proceeds of $1,458 pursuant to the exercise of common stock purchase options by an employee and a former employee.

DIVIDEND PAYMENTS

The following table summarizes the dividends paid by the Company on its outstanding common stock for the year ended December 31, 2022:

	Amount	Dividend per share
Year Ended December 31, 2021
Total	$-
Year Ended December 31, 2022
Second quarter	$537,425	$0.028
Third quarter	$57,581	$0.003
Fourth quarter	$57,581	$0.003
Total	$652,587

STOCK-BASED COMPENSATION

We do not have a written employee stock option plan. We have historically generally granted employee stock options with an exercise price equal to the market price of our stock at the date of grant, a contractual term of ten years, and a vesting period of three years ratably on the first, second and third anniversaries of the date of grant (with limited exceptions).

All employee stock options granted during 2022 and 2021 were nonqualified stock options. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The following table summarizes our employee stock option activity for the years ended December 31, 2022 and 2021:

Schedule of Employee Stock Option Activity

	Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, December 31, 2020	2,989,963	$0.012	7.19

Options granted during the year	90,000	0.240

Options exercised during the year	(689,000)	0.003

Options forfeited during the year	(48,334)	0.003

Options outstanding, December 31, 2021	2,342,629	$0.023	7.20

Options granted during the year	4,500	0.200

Options exercised during the year	(1,746,633)	0.015

Options expired during the year	(30,500)	0.003

Options cancelled during the year	(13,666)	0.017

Options outstanding, December 31, 2022	556,330	$0.051	6.74	$184,485

Options exercisable, December 31, 2022	63,167	$0.115	3.12	$17,846

The following table summarizes our non-vested employee stock option activity for years ended December 31, 2022 and 2021:

	2022	2021
Non-vested options outstanding, beginning of year	930,996	1,262,500
Options granted during the year	4,500	90,000
Options vested during the year	(428,667)	(421,504)
Non-vested options forfeited during the year	(13,666)	-
Non-vested options outstanding, end of year	493,163	930,996

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model. In addition to the exercise and grant date prices of the options, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2022	2021
Risk free interest rate	3.06%	0.78%
Expected lives (in years)	5	5
Expected volatility	266%	289%
Dividend yield	3%	0%

The following table shows total stock options compensation expense included in the Consolidated Statements of Operations and the effect on basic and diluted earnings per share for the years ended December 31:

	2022	2021
Stock options compensation	$11,428	$8,790
Impact on income per share:
Basic and diluted	$-	$-

During the year 2022, 4,500 employee stock options were granted, of which 1,500 will vest one-third on each annual anniversary of the grant date, resulting in $1,547 of stock options compensation. Stock options compensation of $9,881 recorded in the year 2022 was related to options that were granted in prior years. Additionally, 30,500 employee stock options that were related to options granted in prior years, expired, and 13,666 employee stock options that were related to options granted in prior years, were cancelled. At December 31, 2022, there was $12,604 of unrecognized stock options compensation that is expected to be recognized as an expense over a weighted-average period of 1.4 years.

Common Stock Purchase Warrants – A summary of common stock purchase warrant activity for the years ended December 31, 2022 and 2021 follows:

	2022	Weighted Average Exercise Price	2021	Weighted Average Exercise Price
Warrants outstanding, beginning of year	290,000	$0.004	290,000	$0.004
Warrants granted during the year	-	-	-	-
Warrants exercised during the year	290,000	0.004	-	-
Warrants outstanding, end of year	-	$-	290,000	$0.004

On May 25, 2022, the 290,000 warrants outstanding at December 31, 2021 were exercised, for which we received proceeds of $1,150.

NOTE E – SERIES A CONVERTIBLE PREFERRED STOCK

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

Due to the unstated dividend cost arising from the gradually increasing dividends on the Series A Preferred, we calculated a discount on the Series A Preferred at the time of issuance as the present value of the difference between (i) the dividends that are payable in the periods preceding commencement of the perpetual twelve cents per share per annum dividend; and (ii) the perpetual twelve cents per share per annum dividend for a corresponding number of periods; discounted at the market rate of 12% totaling $309,337. The Series A Preferred was valued at the market price on the respective date of issuance for a total value of $672,472. The discount will be amortized over the periods preceding commencement of the perpetual dividend, by charging imputed dividend cost against retained earnings and increasing the carrying amount of the Series A Preferred by a corresponding amount. The discount amortization for the years ended December 31, 2022 and 2021 was $2,431 and $3,596, respectively. The discount amortization per share for the years 2022 and 2021 was $0.01, each.

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

On December 23, 2022, our board of directors declared a dividend on the Series A Preferred after making the determination that, among other things, on a consolidated basis that (a) our net income for the year ended December 31, 2021 and net income projected for the year ended December 31, 2022, was legally sufficient to pay the dividends declared below on our Series A Preferred, and (b) the declaration of the dividend was not likely to render us unable to meet, as they mature, those liabilities for which payment has not been otherwise adequately provided.

These dividends were paid on January 3, 2023, out of our net income for the years ended December 31, 2021, to the holders of record of the issued and outstanding shares of our Series A Preferred at the close of business on December 30, 2022. The dividend consisted of $0.10 per share, representing the cumulative unpaid dividends on the Series A Preferred through the year ended December 31, 2022, for a total dividend payment of $61,826.

On December 9, 2021, our board of directors declared a dividend on the Series A Preferred after making the determination that, among other things, on a consolidated basis that (a) our net income for the year ended December 31, 2020 and net income projected for the year ended December 31, 2021, was legally sufficient to pay the dividends declared below on our Series A Preferred, and (b) the declaration of the dividend was not likely to render us unable to meet, as they mature, those liabilities for which payment has not been otherwise adequately provided.

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

As of December 31, 2022, there were 618,257 shares of Series A Preferred outstanding with voting power representing 6.1% of the total voting power of our outstanding stock.

NOTE F – SUBSEQUENT EVENTS

On January 3, 2023, we paid the December 23, 2022 preferred stock dividends declared of $61,826.