Form 10-Q
period 2023-03-31
FULLNET COMMUNICATIONS INC
filed 2023-05-09
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, 19,565,087 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,884,285	$2,753,551
Accounts receivable, net	1,059	1,584
Prepaid expenses and other current assets	43,514	36,740

Total current assets	2,928,858	2,791,875

PROPERTY AND EQUIPMENT, net	82,764	87,173

OTHER ASSETS AND INTANGIBLE ASSETS	20,940	18,250

RIGHT OF USE LEASED ASSET	246,730	279,086

TOTAL ASSETS	$3,279,292	$3,176,384

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$20,364	$18,999
Accrued and other liabilities	435,444	413,646
Dividends payable	-	61,826
Operating lease liability – current portion	136,497	133,637
Deferred revenue	1,087,854	1,001,298

Total current liabilities	1,680,159	1,629,406

OPERATING LEASE LIABILITY – net of current portion	110,233	145,449
Total liabilities	1,790,392	1,774,855

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 618,257 shares in 2023 and 2022, respectively	409,531	409,531
Common stock - $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 19,182,754 shares in 2023 and 2022, respectively	192	192
Additional paid-in capital	9,110,465	9,108,410
Accumulated deficit	(8,031,288)	(8,116,604)
Total shareholders’ equity	1,488,900	1,401,529

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,279,292	$3,176,384

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2023	March 31, 2022
REVENUE	$1,046,873	$1,116,446
COST OF REVENUE	244,554	227,467
Gross profit	802,319	888,979

OPERATING EXPENSES
Sales and marketing	179,611	162,287
General and administrative expenses	447,577	457,460
Depreciation and amortization	4,410	2,554
Total operating expenses	631,598	622,301

INCOME FROM OPERATIONS	170,721	266,678

OTHER INCOME	28,857	385

NET INCOME BEFORE INCOME TAX	199,578	267,063

Income tax expense	(50,924)	(68,002)
NET INCOME	$148,654	$199,061
Preferred stock dividends	(17,002)	(15,105)
Net income available to common shareholders	$131,652	$183,956

Net income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average common shares outstanding:
Basic	19,182,754	17,146,121
Diluted	19,676,734	19,665,241

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2023

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2023	19,182,754	$192	618,257	$409,531	$9,108,410	$(8,116,603)	$1,401,530

Common stock dividends paid	-	-	-	-	-	(63,339)	(63,339)

Stock options expense	-	-	-	-	2,055	-	2,055

Net income	-	-	-	-	-	148,654	148,654

Balance at March 31, 2023 – (unaudited)	19,182,754	$192	618,257	$409,531	$9,110,465	$(8,031,288)	$1,488,900

Three Months Ended March 31, 2022

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2022	17,146,121	$171	568,257	$357,101	$9,072,109	$(8,074,427)	$1,354,954

Stock options expense	-	-	-	-	3,219	-	3,219

Amortization of increasing dividend rate preferred stock discount	-	-	-	899	(899)	-	-

Net income	-	-	-	-	-	199,061	199,061

Balance at March 31, 2022 – (unaudited)	17,146,121	$171	568,257	$358,000	$9,074,429	$(7,875,366)	$1,557,234

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$148,654	$199,061
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,410	2,554
Noncash lease expense	32,356	29,728
Provision for deferred tax expense	-	38,359
Stock options expense	2,055	3,219
Provision for uncollectible accounts receivable	250	(974)
Changes in operating assets and liabilities
Accounts receivable	275	30,492
Prepaid expenses and other assets	(9,464)	(20,398)
Accounts payable	1,365	(3,093)
Accrued and other liabilities	21,798	15,097
Deferred revenue	86,556	96,896
Operating lease liability	(32,356)	(29,728)
Net cash provided by operating activities	255,899	361,213

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	-	(1,043)
Net cash used in investing activities	-	(1,043)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends payable – preferred stock	(61,826)	(51,143)
Payment of dividends payable – common stock	(63,339)	-
Net cash used in financing activities	(125,165)	(51,143)

NET INCREASE IN CASH AND CASH EQUIVALENTS	130,734	309,027
Cash and cash equivalents at beginning of period	2,753,551	2,655,112
Cash and cash equivalents at end of period	$2,884,285	$2,964,139

NON-CASH INVESTING AND FINANCING ACTIVITIES
Amortization of increasing dividend rate preferred stock discount	$-	$899

See accompanying notes to the unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements and related notes of FullNet Communications, Inc. and its subsidiaries (“we”, “our”, collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements of and notes thereto for the year ended December 31, 2022.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2023.

Recently Adopted Accounting Pronouncements

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

The reconciliation of basic and diluted income per share are as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income:
Net income	$148,654	$199,061
Preferred stock dividends	(17,002)	(15,105)
Net income available to common shareholders	131,652	183,956

Basic income per share:
Weighted average common shares outstanding used in income per share	19,182,754	17,146,121
Basic income per share	0.01	0.01

Diluted income per share:
Shares used in diluted income per share	19,676,734	19,665,241
Diluted income per share	0.01	0.01

Computation of shares used in income per share:
Weighted average shares and share equivalents outstanding – basic	19,182,754	17,146,121
Effect of dilutive stock options	493,980	2,231,210
Effect of dilutive warrants	-	287,910
Weighted average shares and share equivalents outstanding – diluted	19,676,734	19,665,241

Schedule of Anti-dilutive Securities Excluded
	Three Months Ended
	March 31, 2023	March 31, 2022
Preferred stock	618,257	568,257
Total anti-dilutive securities excluded	618,257	568,257

Anti-dilutive securities consist of stock options and convertible preferred stock whose exercise price or conversion price, respectively, was greater than the average market price of the common stock.

2.     STOCK BASED COMPENSATION

The following table summarizes our employee stock option activity for the three months ended March 31, 2023:

Schedule of Employee Stock Option Activity

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2022	556,330	$0.051	6.74	$184,485

Options outstanding March 31, 2023	556,330	$0.051	6.49	$187,042

Options exercisable March 31, 2023	476,830	$0.027	6.16	$169,582

During the three months ended March 31, 2023, no nonqualified employee stock options were granted.

During the three months ended March 31, 2023, no options were exercised.

Total stock-based compensation expense for the three months ended March 31, 2023 was $2,055, all of which is related to options issued in prior years. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

3.     WARRANT ACTIVITY

During the three months ended March 31, 2023, no warrants were issued or exercised.

4.     SERIES A CONVERTIBLE PREFERRED STOCK

On January 3, 2023, we paid the December 23, 2022 dividends declared on our Series A Convertible Preferred Stock of $61,826. As of March 31, 2023, the aggregate outstanding accumulated arrearages of cumulative dividend was $17,002 or if issued in common shares, 44,742 shares.

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

We used our incremental borrowing rate (8.5%) in determining the present value of the lease payments over the lease expiration date of December 31, 2024. At March 31, 2023, the remaining future cash payments under our lease total to $266,406.

For the three months ended March 31, 2023, we amortized $32,356 of our operating right-of-use, or ROU, asset and made payments of the associated lease liability for the same amount. At March 31, 2023, an operating ROU asset and liability of $246,730, each, are included on our condensed consolidated balance sheet.

For the three months ended March 31, 2023 and 2022, our fixed operating lease cost was $38,058, which is included within operating costs and expenses in our condensed consolidated statements of operations.

Future minimum lease payments under non-cancellable operating lease as of March 31, 2023, were as follows:

Year ending December 31,
2023 (nine months remaining)	$114,174
2024	152,232
Total future minimum lease payments	266,406
Present value of discount	(19,676)
Current portion lease liability	(136,497)
Long-term lease liability	$110,233

6. SUBSEQUENT EVENT

On April 6, 2023, we issued 382,333 restricted shares of our common stock for cash proceeds of $5,383 pursuant to the exercise of previously issued and outstanding common stock purchase options held by various officers, directors, and employees. Immediately following the issuance, we had 19,565,087 shares of common stock outstanding.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our 2022 Annual Report on Form 10-K and the financial statements contained therein, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2022 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this Report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. These statements can sometimes be identified by our use of forward-looking words such as “may”, “believe”, “plan”, “will”, “anticipate”, “estimate”, “expect”, “intend”, and other phrases of similar meaning. Our ability to achieve these results is subject to certain risks and uncertainties, including those inherent risks and uncertainties generally in the Internet service provider and group message delivery industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained in this Report represent our judgment as of the date of this Report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.

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

COVID-19 Pandemic

While the level of disruption caused by, and the economic impact of, the COVID-19 pandemic lessened in 2022, there is no assurance that the pandemic will not return with new strains of the virus, or that another health-related emergency will not emerge. We believe that the COVID-19 pandemic, with its shifts in human interactions and communications, resulted for us in a net addition of new customers and the sale of additional services to existing customers and increased interest in our automated group text and voice message delivery services. As the COVID-19 pandemic subsides, it is possible that the increases we experienced in 2020 and 2021 are slowing, resulting in adverse effects on our business, results of operations and financial condition. The ultimate extent of its impact on us will depend on future developments, which are highly uncertain and cannot be predicted, including the extent to which people return to preexisting patterns of behavior when the COVID-19 pandemic subsides.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023		March 31, 2022
	Amount	Percent	Amount	Percent
REVENUE	$1,046,873	100.0	$1,116,446	100.0
COST OF REVENUE	244,554	23.4	227,467	20.4
Gross Profit	802,319	76.6	888,979	79.6

OPERATING EXPENSES
Sales and marketing	179,611	17.2	162,287	14.5
General and administrative	447,577	42.7	457,460	41.0
Depreciation and amortization	4,410	0.4	2,554	0.2
Total operating expenses	631,598	60.3	622,301	55.7

Income from operations	170,721	16.3	266,678	23.9
Other income	28,857	2.8	385	0.0
Income tax expense	(50,924)	(4.9)	(68,002)	(6.1)
Net income	148,654	14.2	199,061	17.8

Preferred stock dividends	(17,002)	(1.6)	(15,105)	(1.3)

Net income available to common shareholders	$131,652	12.6	$183,956	16.5

Three Months Ended March 31, 2023 (the “2023 1st Quarter”) Compared to Three Months Ended March 31, 2022 (the “2022 1st Quarter”)

Revenue

Total revenue decreased $69,573 or 6.2% to $1,046,873 for the 2023 1st Quarter from $1,116,446 for the same period in 2022. This decrease was primarily attributable to the loss of a customized live help-desk outsourcing service customer.

In the 2023 1st Quarter, we had interest income of $28,857. In the 2022 1st Quarter, we had interest income of $385. The increase was primarily the result of interest rate increases resulting from actions taken by the Federal Reserve.

Cost of Revenue

Cost of revenue increased $17,087 or 7.5% to $244,554 for the 2023 1st Quarter from $227,467 for the same period in 2022. This increase was primarily due to price increases from our vendors. Cost of revenue as a percentage of total revenue increased to 23.4% during the 2023 1st Quarter, compared to 20.4% during the same period in 2022, as a result of increased utilization of higher cost components of our service offerings combined with price increases from our vendors.

Gross Profit

Gross profit as a percentage of revenue decreased 3.0 % to 76.6% for the 2023 1st Quarter from 79.6% for the same period in 2022. This decrease was primarily related to increased utilization of higher cost components of our services offerings combined with price increases from our vendors.

Operating Expenses

Sales and marketing expenses increased $17,324 or 10.7% to $179,611 for the 2023 1st Quarter from $162,287 for the 1st Quarter of 2022. This increase was primarily a result of increases in advertising expense. Sales and marketing expense as a percentage of total revenues increased to 17.2% for the 1st Quarter of 2023 compared to 14.5% for the 1st Quarter of 2022.

General and administrative expenses decreased $9,883 or 2.2% to $447,577 for the 2023 1st Quarter compared to $457,460 for the same period in 2022. This decrease was primarily related to a decrease in employee costs of $11,077. General and administrative expenses as a percentage of total revenues increased to 42.7% during the 2023 1st Quarter from 41.0% during the same period in 2022 due to a decline in total revenue.

Depreciation and amortization expense increased $1,856 or 72.7% to $4,410 for the 2023 1st Quarter compared to $2,554 for the same period in 2022. This increase was related to depreciation associated with assets purchased during the 2022 1st Quarter.

  Income Taxes

In the 2023 1st Quarter, we had income tax expense of $50,924. In the 2022 1st Quarter, we had income tax expense of $68,002.

  Net Income

For the 2023 1st Quarter, we realized net income of $148,654 compared to net income of $199,061 for the same period in 2022. The decrease was due primarily to the decline in our gross profit as a percentage of revenue.

Liquidity and Capital Resources

As of March 31, 2023, we had $2,884,285 in cash and $2,928,858 in current assets and $1,680,159 in current liabilities. Current liabilities consist primarily of $435,444 in accrued and other liabilities, of which $215,978 is owed to our officers and directors, and $1,087,854 is deferred revenue. Our officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require direct settlement in cash.

At March 31, 2023 and December 31, 2022, we had positive working capital of $1,248,699 and $1,162,469, respectively.

As of March 31, 2023, $13,445 of the $20,364 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the three-month periods ended March 31, 2023 and 2022 consist of the following:

	For the Three-Month Period Ended March 31,
	2023	2022
Net cash flows provided by operating activities	$255,899	$361,213
Net cash flows used in investing activities	-	(1,043)
Net cash flows used in financing activities	(125,165)	(51,143)

No property and equipment were purchased in the three months ended March 31, 2023. Cash used for the purchase of property and equipment was $1,043 in the three months ended March 31, 2022.

No intangible assets were purchased in the three months ended March 31, 2023 and 2022.

On January 3, 2023, we paid the December 23, 2022, preferred stock dividends declared of $61,826.

Growth of our business and the anticipated continued payment of common stock dividends may require additional capital to fund capital expenditures and working capital needs. These additional capital expenditure requirements could include:

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of March 31, 2023 pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 5.     Other Information

During the three months ended March 31, 2023, all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: May 9, 2023	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer