Form 10-Q
period 2023-06-30
FULLNET COMMUNICATIONS INC
filed 2023-08-10
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 6, 2023, 19,565,087 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,018,020	$2,753,551
Accounts receivable, net	5,671	1,584
Prepaid expenses and other current assets	33,129	36,740

Total current assets	3,056,820	2,791,875

PROPERTY AND EQUIPMENT, net	78,630	87,173

OTHER ASSETS AND INTANGIBLE ASSETS	20,616	18,250

RIGHT OF USE LEASED ASSET	213,682	279,086

TOTAL ASSETS	$3,369,748	$3,176,384

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$14,260	$18,999
Accrued and other liabilities	444,600	413,646
Dividends payable	-	61,826
Operating lease liability – current portion	139,418	133,637
Deferred revenue	1,098,722	1,001,298

Total current liabilities	1,697,000	1,629,406

OPERATING LEASE LIABILITY – net of current portion	74,264	145,449
Total liabilities	1,771,264	1,774,855

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 618,257 shares in 2023 and 2022, respectively	409,531	409,531
Common stock - $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 19,565,087 shares and 19,182,754 shares in 2023 and 2022, respectively	196	192
Additional paid-in capital	9,117,734	9,108,410
Accumulated deficit	(7,928,977)	(8,116,604)
Total shareholders’ equity	1,598,484	1,401,529

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,369,748	$3,176,384

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
REVENUE	$1,053,868	$1,062,413	$2,100,741	$2,178,859
COST OF REVENUE	250,734	215,143	495,288	442,610
Gross profit	803,134	847,270	1,605,453	1,736,249

OPERATING EXPENSES
Sales and marketing	181,508	168,746	361,119	331,033
General and administrative expenses	434,765	458,604	882,342	916,064
Depreciation and amortization	4,134	4,353	8,544	6,907
Total operating expenses	620,407	631,703	1,252,005	1,254,004

INCOME FROM OPERATIONS	182,727	215,567	353,448	482,245

OTHER INCOME	41,070	3,911	69,927	4,296

NET INCOME BEFORE INCOME TAX	223,797	219,478	423,375	486,541

Income tax expense	(56,884)	(56,166)	(107,808)	(124,168)
NET INCOME	$166,913	$163,312	$315,567	$362,373
Preferred stock dividends	(17,002)	(15,105)	(34,004)	(30,210)
Net income available to common shareholders	$149,911	$148,207	$281,563	$332,163

Net income per share:
Basic	$0.01	$0.01	$0.02	$0.02
Diluted	$0.01	$0.01	$0.02	$0.02

Weighted average common shares outstanding:
Basic	19,543,846	18,060,819	19,363,300	17,603,470
Diluted	19,633,735	18,587,690	19,454,281	18,133,114

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2023

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2023	19,182,754	$192	618,257	$409,531	$9,108,410	$(8,116,603)	$1,401,530

Stock options expense	-	-	-	-	3,945	-	3,945

Stock options exercised	382,333	4	-	-	5,379	-	5,383

Common stock dividends paid	-	-	-	-	-	(127,941)	(127,941)

Net income	-	-	-	-	-	315,567	315,567

Balance at June 30, 2023 – (unaudited)	19,565,087	$196	618,257	$409,531	$9,117,734	$(7,928,977)	$1,598,484

Six Months Ended June 30, 2022

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2022	17,146,121	$171	568,257	$357,101	$9,072,109	$(8,074,427)	$1,354,954

Stock options expense	-	-	-	-	6,437	-	6,437

Stock options exercised	1,746,633	18	-	-	26,156	-	26,174

Warrants exercised	290,000	3	-	-	1,147	-	1,150

Common stock dividends paid	-	-	-	-	-	(537,425)	(537,425)

Amortization of increasing dividend rate preferred stock discount	-	-	-	1,797	(1,797)	-	-

Net income	-	-	-	-	-	362,373	362,373

Balance at June 30, 2022 – (unaudited)	19,182,754	$192	568,257	$358,898	$9,104,052	$(8,249,479)	$1,213,663

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$315,567	$362,373
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,544	6,907
Loss on disposal of assets	-	5,205
Noncash lease expense	65,404	60,092
Provision for deferred tax expense	-	38,359
Stock options expense	3,945	6,437
Provision for uncollectible accounts receivable	2,365	(802)
Changes in operating assets and liabilities
Accounts receivable	(6,452)	27,901
Prepaid expenses and other assets	1,245	(47,413)
Accounts payable	(4,739)	45,592
Accrued and other liabilities	30,954	(4,315)
Deferred revenue	97,424	128,122
Operating lease liability	(65,404)	(60,092)
Net cash provided by operating activities	448,853	568,366

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	-	(47,889)
Net cash used in investing activities	-	(47,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	5,383	26,173
Proceeds from exercise of warrants	-	1,150
Payment of dividends payable – preferred stock	(61,826)	(51,143)
Payment of dividends payable – common stock	(127,941)	(537,425)
Net cash used in financing activities	(184,384)	(561,245)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	264,469	(40,768)
Cash and cash equivalents at beginning of period	2,753,551	2,655,112
Cash and cash equivalents at end of period	$3,018,020	$2,614,344

NON-CASH INVESTING AND FINANCING ACTIVITIES
Amortization of increasing dividend rate preferred stock discount	$-	$1,797

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

The reconciliation of basic and diluted income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income:
Net income	$166,913	$163,312	$315,567	$362,373
Preferred stock dividends	(17,002)	(15,105)	(34,004)	(30,210)
Net income available to common shareholders	149,911	148,207	281,563	332,163

Basic income per share:
Weighted average common shares outstanding used in income per share	19,543,846	18,060,819	19,363,300	17,603,470
Basic income per share	0.01	0.01	0.02	0.02

Diluted income per share:
Shares used in diluted income per share	19,633,735	18,587,690	19,454,281	18,133,114
Diluted income per share	0.01	0.01	0.02	0.02

Computation of shares used in income per share:
Weighted average shares and share equivalents outstanding – basic	19,543,846	18,060,819	19,363,300	17,603,470
Effect of dilutive stock options	89,889	526,871	90,981	529,644
Weighted average shares and share equivalents outstanding – diluted	19,633,735	18,587,690	19,454,281	18,133,114

Schedule of Anti-dilutive Securities Excluded
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Preferred stock	618,257	568,257	618,257	568,257
Total anti-dilutive securities excluded	618,257	568,257	618,257	568,257

Anti-dilutive securities consist of stock options and convertible preferred stock whose exercise price or conversion price, respectively, was greater than the average market price of the common stock.

2.     STOCK BASED COMPENSATION

The following table summarizes our employee stock option activity for the six months ended June 30, 2023:

Schedule of Employee Stock Option Activity

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2022	556,330	$0.051	6.74	$184,485

Options exercised during the period	382,333	$0.014

Options forfeited during the period	33,000	$0.003

Options outstanding June 30, 2023	140,997	$0.163	7.33	$29,898

Options exercisable June 30, 2023	61,497	$0.122	6.19	$14,913

During the six months ended June 30, 2023, no nonqualified employee stock options were granted.

During the six months ended June 30, 2023, certain employees of ours exercised options to purchase 382,333 restricted shares of our common stock, par value $0.00001 per share. Proceeds from the exercise of the Options were $5,383. The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, without payment of any form of commissions or other remuneration.

On June 15, 2023, we paid the May 15, 2023 dividends declared on our common stock of $64,602, to shareholders of record on May 31, 2023. On March 15, 2023, we paid the February 15, 2023 dividends declared on our common stock of $63,339, to shareholders of record on February 28, 2023.

Total stock-based compensation expense for the six months ended June 30, 2023 was $3,945, all of which is related to options issued in prior years. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

3.     WARRANT ACTIVITY

During the six months ended June 30, 2023, no warrants were issued or exercised.

4.     SERIES A CONVERTIBLE PREFERRED STOCK

On January 3, 2023, we paid the December 23, 2022 dividends declared on our Series A Convertible Preferred Stock of $61,826. As of June 30, 2023, the aggregate outstanding accumulated arrearages of cumulative dividend was $34,004 or if issued in common shares, 103,043 shares.

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

We used our incremental borrowing rate (8.5%) in determining the present value of the lease payments over the lease expiration date of December 31, 2024. At June 30, 2023, the remaining future cash payments under our lease total to $74,264.

For the six months ended June 30, 2023, we amortized $65,404 of our operating right-of-use, or ROU, asset and made payments of the associated lease liability for the same amount. At June 30, 2023, an operating ROU asset and liability of $213,682, each, are included on our condensed consolidated balance sheet.

For the six months ended June 30, 2023 and 2022, our fixed operating lease cost was $76,116, which is included within operating costs and expenses in our condensed consolidated statements of operations.

Future minimum lease payments under non-cancellable operating lease as of June 30, 2023, were as follows:

Year ending December 31,
2023 (six months remaining)	$76,116
2024	152,232
Total future minimum lease payments	228,348
Present value of discount	(14,666)
Current portion lease liability	(139,418)
Long-term lease liability	$74,264

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three months and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
REVENUE	$1,053,868	100.0	$1,062,413	100.0	$2,100,741	100.0	$2,178,859	100.0
COST OF REVENUE	250,734	23.8	215,143	20.3	495,288	23.6	442,610	20.3
Gross Profit	803,134	76.2	847,270	79.7	1,605,453	76.4	1,736,249	79.7

OPERATING EXPENSES
Sales and marketing	181,508	17.2	168,746	15.9	361,119	17.2	331,033	15.2
General and administrative	434,765	41.3	458,604	43.2	882,342	42.0	916,064	42.1
Depreciation and amortization	4,134	0.4	4,353	0.4	8,544	0.4	6,907	0.3
Total operating expenses	620,407	58.9	631,703	59.5	1,252,005	59.6	1,254,004	57.6

Income from operations	182,727	17.3	215,567	20.3	353,448	16.8	482,245	22.1
Other income	41,070	3.9	3,911	0.4	69,927	3.3	4,296	0.2
Income tax expense	(56,884)	(5.4)	(56,166)	(5.3)	(107,808)	(5.1)	(124,168)	(5.7)
Net income	166,913	15.8	163,312	15.4	315,567	15.0	362,373	16.6

Preferred stock dividends	(17,002)	(1.6)	(15,105)	(1.4)	(34,004)	(1.6)	(30,210)	(1.4)

Net income available to common shareholders	$ 149,911	14.2	$148,207	14.0	$281,563	13.4	$332,163	15.2

Three Months Ended June 30, 2023 (the “2023 2nd Quarter”) Compared to Three Months Ended June 30, 2022 (the “2022 2nd Quarter”)

Revenue

Total revenue decreased $8,545 or 0.8% to $1,053,868 for the 2023 2nd Quarter from $1,062,413 for the same period in 2022. This decrease was primarily attributable to the loss of a customized live help-desk outsourcing service customer.

In the 2023 2nd Quarter, we had interest income of $34,645 and other income of $6,425. In the 2022 2nd Quarter, we had interest income of $3,911. The increase in interest income was primarily the result of interest rate increases resulting from actions taken by the Federal Reserve, and the increase in other income was primarily due to income from debt extinguishment.

Cost of Revenue

Cost of revenue increased $35,591 or 16.5% to $250,734 for the 2023 2nd Quarter from $215,143 for the same period in 2022. This increase was primarily due to price increases from our vendors. Cost of revenue as a percentage of total revenue increased to 23.8% during the 2023 2nd Quarter, compared to 20.3% during the same period in 2022, as a result of price increases from our vendors combined with increased utilization of higher cost components of our service offerings.

Gross Profit

Gross profit as a percentage of revenue decreased 3.5 % to 76.2% for the 2023 2nd Quarter from 79.7% for the same period in 2022. This decrease was primarily related to price increases from our vendors combined with increased utilization of higher cost components of our services offerings.

Operating Expenses

Sales and marketing expenses increased $12,762 or 7.6% to $181,508 for the 2023 2nd Quarter from $168,746 for the 2nd Quarter of 2022. This increase was primarily a result of increases in advertising expense. Sales and marketing expense as a percentage of total revenues increased to 17.2% for the 2nd Quarter of 2023 compared to 15.9% for the 2nd Quarter of 2022.

General and administrative expenses decreased $23,839 or 5.2% to $434,765 for the 2023 2nd Quarter compared to $458,604 for the same period in 2022. This decrease was primarily related to a decrease in employee costs of $24,699. General and administrative expenses as a percentage of total revenues decreased to 41.3% during the 2023 2nd Quarter from 43.2% during the same period in 2022 due to a decline in employee costs.

Depreciation and amortization expense decreased $219 or 5.0% to $4,134 for the 2023 2nd Quarter compared to $4,353 for the same period in 2022. This decrease was related to several assets reaching full depreciation during the 2023 2nd Quarter.

  Income Taxes

In the 2023 2nd Quarter, we had income tax expense of $56,884. In the 2022 2nd Quarter, we had income tax expense of $56,166.

  Net Income

For the 2023 2nd Quarter, we realized net income of $166,913 compared to net income of $163,312 for the same period in 2022. The increase was due primarily to the increase in other income combined with the decline in our general and administrative expenses.

Six Months Ended June 30, 2023 (the”2023 Period”) Compared to Six Months Ended June 30, 2022 (the “2022 Period”)

Revenues

Total revenue decreased $78,118 or 3.6% to $2,100,741 for the 2023 Period from $2,178,859 for the same period in 2022. This decrease was primarily attributable to the loss of a customized live help-desk outsourcing service customer.

In the 2023 Period, we had interest income of $63,502 and other income of $6,425. In the 2022 Period, we had interest income of $4,296. The increase in interest income was primarily the result of interest rate increases resulting from actions taken by the Federal Reserve, and the increase in other income was primarily due to income from debt extinguishment.

Cost of Revenue

Cost of revenue increased $52,678 or 11.9% to $495,288 for the 2023 Period from $442,610 for the same period in 2022. This increase was primarily related to price increases from our vendors. Cost of revenue as a percentage of total revenue increased to 23.6% during the 2023 Period, compared to 20.3% during the same period in 2022, as a result of price increases from our vendors combined with increased utilization of higher cost components of our service offerings.

Gross Profit

Gross profit as a percentage of revenue decreased 3.3 % to 76.4% for the 2023 Period from 79.7 for the same period in 2022. This decrease was primarily related to price increases from our vendors combined with increased utilization of higher cost components of our services offerings.

Operating Expenses

Sales and marketing expenses increased $30,086 or 9.1% to $361,119 for the 2023 Period from $331,033 for the same period of 2022. This increase was primarily a result of increases in advertising expense. Sales and marketing expense as a percentage in total revenues increased to 17.2% for the 2023 Period compared to 15.2% for the same period in 2022.

General and administrative expenses decreased $33,722 or 3.7% to $882,342 for the 2023 Period compared to $916,064 for the same period in 2022. This decrease was primarily related to a decrease in employee costs of $35,777. General and administrative expenses as a percentage of total revenues decreased to 42.0% during the 2023 Period from 42.1% during the same period in 2022.

Depreciation and amortization expense increased $1,637 or 23.7% to $8,544 for the 2023 Period compared to $6,907 for the same period in 2022. This increase was related to depreciation associated with assets purchased during 2022.

  Income Taxes

Income tax expense for the 2023 Period was $107,808. Income tax expense for the 2022 Period was $124,168.

  Net Income

For the 2023 Period, we realized net income of $315,567 compared to net income of $362,373 for the same period in 2022. The decrease was due primarily to the decline in our gross profit as a percentage of revenue.

Liquidity and Capital Resources

As of June 30 2023, we had $3,018,020 in cash and $3,056,820 in current assets and $1,697,000 in current liabilities. Current liabilities consist primarily of $444,600 in accrued and other liabilities, of which $151,507 is owed to our officers and directors, and $1,098,722 is deferred revenue. Our officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require direct settlement in cash.

At June 30, 2023 and December 31, 2022, we had positive working capital of $1,359,820 and $1,162,469, respectively.

As of June 30, 2023, $7,019 of the $14,260 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the six-month period ended June 30, 2023 and 2022 consist of the following:

	For the Six-Month Period Ended June 30,
	2023	2022
Net cash flows provided by operating activities	$448,853	$568,366
Net cash flows used in investing activities	-	(47,889)
Net cash flows used in financing activities	(184,384)	(561,245)

No property and equipment were purchased in the six months ended June 30, 2023. Cash used for the purchase of property and equipment was $47,889 in the six months ended June 30, 2022.

No intangible assets were purchased in the six months ended June 30, 2023 and 2022.

On January 3, 2023, we paid the December 23, 2022, preferred stock dividends declared of $61,826.

On March 15, 2023, we paid the February 15, 2023, common stock dividends declared of $63,339. On June 15, 2023, we paid the May 15, 2023, common stock dividends declared of $64,602.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of June 30, 2023 pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 5.     Other Information

During the six months ended June 30, 2023, all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: August 10, 2023	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer