Form 10-Q
period 2023-09-30
FULLNET COMMUNICATIONS INC
filed 2023-11-14
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, 19,565,087 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FORM 10-Q

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,076,180	$2,753,551
Accounts receivable, net	956	1,584
Prepaid expenses and other current assets	25,636	36,740

Total current assets	3,102,772	2,791,875

PROPERTY AND EQUIPMENT, net	74,603	87,173

OTHER ASSETS AND INTANGIBLE ASSETS	20,236	18,250

RIGHT OF USE LEASED ASSET	179,927	279,086

TOTAL ASSETS	$3,377,538	$3,176,384

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$15,131	$18,999
Accrued and other liabilities	438,170	413,646
Dividends payable	-	61,826
Operating lease liability – current portion	142,402	133,637
Deferred revenue	1,092,895	1,001,298

Total current liabilities	1,688,598	1,629,406

OPERATING LEASE LIABILITY – net of current portion	37,525	145,449
Total liabilities	1,726,123	1,774,855

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 618,257 shares in 2023 and 2022, respectively	409,531	409,531
Common stock - $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 19,565,087 shares and 19,182,754 shares in 2023 and 2022, respectively	196	192
Additional paid-in capital	9,120,032	9,108,410
Accumulated deficit	(7,878,344)	(8,116,604)
Total shareholders’ equity	1,651,415	1,401,529

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,377,538	$3,176,384

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
REVENUE	$1,040,853	$1,052,408	$3,141,594	$3,231,267
COST OF REVENUE	274,476	229,197	769,764	671,807
Gross profit	766,377	823,211	2,371,830	2,559,460

OPERATING EXPENSES
Sales and marketing	190,725	138,681	551,844	469,714
General and administrative expenses	454,808	440,748	1,337,151	1,356,812
Depreciation and amortization	4,027	4,397	12,570	11,304
Total operating expenses	649,560	583,826	1,901,565	1,837,830

INCOME FROM OPERATIONS	116,817	239,385	470,265	721,630

OTHER INCOME	38,161	12,720	108,088	17,016

NET INCOME BEFORE INCOME TAX	154,978	252,105	578,353	738,646

Income tax expense	(39,780)	(64,145)	(147,588)	(188,313)
NET INCOME	$115,198	$187,960	$430,765	$550,333
Preferred stock dividends	(17,002)	(14,839)	(51,006)	(45,049)
Net income available to common shareholders	$98,196	$173,121	$379,759	$505,284

Net income per share:
Basic	$0.01	$0.01	$0.02	$0.03
Diluted	$0.01	$0.01	$0.02	$0.03

Weighted average common shares outstanding:
Basic	19,565,087	19,182,754	19,431,552	18,137,640
Diluted	19,744,026	19,708,698	19,611,889	18,667,822

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2023

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2023	19,182,754	$192	618,257	$409,531	$9,108,410	$(8,116,603)	$1,401,530

Stock options expense	-	-	-	-	6,243	-	6,243

Stock options exercised	382,333	4	-	-	5,379	-	5,383

Common stock dividends paid	-	-	-	-	-	(192,506)	(192,506)

Net income	-	-	-	-	-	430,765	430,765

Balance at September 30, 2023 – (unaudited)	19,565,087	$196	618,257	$409,531	$9,120,032	$(7,878,344)	$1,651,415

Nine Months Ended September 30, 2022

	Common stock		Preferred stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at January 1, 2022	17,146,121	$171	568,257	$357,101	$9,072,109	$(8,074,427)	$1,354,954

Stock options expense	-	-	-	-	9,041	-	9,041

Stock options exercised	1,746,633	18	-	-	26,156	-	26,174

Warrants exercised	290,000	3	-	-	1,147	-	1,150

Common stock dividends paid	-	-	-	-	-	(595,006)	(595,006)

Amortization of increasing dividend rate preferred stock discount	-	-	-	2,430	(2,430)	-	-

Net income	-	-	-	-	-	550,333	550,333

Balance at September 30, 2022 – (unaudited)	19,182,754	$192	568,257	$359,531	$9,106,023	$(8,119,100)	$1,346,646

See accompanying notes to unaudited condensed consolidated financial statements.

FullNet Communications, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$430,765	$550,333
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,570	11,304
Loss on disposal of assets	-	5,205
Noncash lease expense	99,159	91,106
Provision for deferred tax expense	-	38,359
Stock options expense	6,243	9,041
Provision for uncollectible accounts receivable	1,190	(398)
Changes in operating assets and liabilities
Accounts receivable	(562)	29,308
Prepaid expenses and other assets	9,118	(31,441)
Accounts payable	(3,868)	(1,402)
Accrued and other liabilities	24,524	15,650
Deferred revenue	91,598	121,943
Operating lease liability	(99,159)	(91,106)
Net cash provided by operating activities	571,578	747,902

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	-	(47,889)
Net cash used in investing activities	-	(47,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	5,383	26,173
Proceeds from exercise of warrants	-	1,150
Payment of dividends payable – preferred stock	(61,826)	(51,143)
Payment of dividends payable – common stock	(192,506)	(595,006)
Net cash used in financing activities	(248,949)	(618,826)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	322,629	81,187
Cash and cash equivalents at beginning of period	2,753,551	2,655,112
Cash and cash equivalents at end of period	$3,076,180	$2,736,299

NON-CASH INVESTING AND FINANCING ACTIVITIES
Amortization of increasing dividend rate preferred stock discount	$-	$2,430

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

The reconciliation of basic and diluted income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income:
Net income	$115,198	$187,960	$430,765	$550,333
Preferred stock dividends	(17,002)	(14,839)	(51,006)	(45,049)
Net income available to common shareholders	98,196	173,121	379,759	505,284

Basic income per share:
Weighted average common shares outstanding used in income per share	19,565,087	19,182,754	19,431,552	18,137,640
Basic income per share	0.01	0.01	0.02	0.03

Diluted income per share:
Shares used in diluted income per share	19,744,026	19,708,698	19,611,889	18,667,822
Diluted income per share	0.01	0.01	0.02	0.03

Computation of shares used in income per share:
Weighted average shares and share equivalents outstanding – basic	19,565,087	19,182,754	19,431,552	18,137,640
Effect of dilutive stock options	178,939	525,944	180,337	530,182
Weighted average shares and share equivalents outstanding – diluted	19,744,026	19,708,698	19,611,889	18,667,822

Schedule of Anti-dilutive Securities Excluded
	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Preferred stock	618,257	568,257	618,257	568,257
Total anti-dilutive securities excluded	618,257	568,257	618,257	568,257

Anti-dilutive securities consist of stock options and convertible preferred stock whose exercise price or conversion price, respectively, was greater than the average market price of the common stock.

2.     STOCK BASED COMPENSATION

The following table summarizes our employee stock option activity for the nine months ended September 30, 2023:

Schedule of Employee Stock Option Activity

	Options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic value
Options outstanding, December 31, 2022	556,330	$0.051	6.74	$184,485

Options exercised during the period	382,333	$0.014

Options granted during the period	45,000	$0.010

Options forfeited during the period	33,000	$0.003

Options outstanding September 30, 2023	185,997	$0.010	7.77	$44,673

Options exercisable September 30, 2023	77,997	$0.010	6.37	$18,753

During the nine months ended September 30, 2023, 45,000 nonqualified employee stock options were granted with an exercise price of $0.010 per option. The options were valued using the Black-Scholes option pricing model on the date of issuance, and the fair value of the options was determined to be $4,430 of which $123 was recognized as stock-based compensation expense for the nine months ended September 30, 2023. The 45,000 options will vest one-third on each anniversary of the vesting period. During the nine months ended September 30, 2023, the exercise price of 49,500 employee stock options with exercise prices ranging from $0.20 to $0.47 was reduced to $0.01. The Company performed an analysis under ASC 718-20 “stock compensation” and recorded an incremental expense of $286. During the nine months ended September 30, 2023, 33,000 employee stock options were forfeited that were related to options granted in prior years.

During the nine months ended September 30, 2023, certain employees of ours exercised options to purchase 382,333 restricted shares of our common stock, par value $0.00001 per share. Proceeds from the exercise of the Options were $5,383. The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, without payment of any form of commissions or other remuneration.

On September 15, 2023, we paid the August 15, 2023 dividends declared on our common stock of $64,565, to shareholders of record on August 31, 2023. On June 15, 2023, we paid the May 15, 2023 dividends declared on our common stock of $64,602, to shareholders of record on May 31, 2023. On March 15, 2023, we paid the February 15, 2023 dividends declared on our common stock of $63,339, to shareholders of record on February 28, 2023.

Total stock-based compensation expense for the nine months ended September 30, 2023 was $6,243, of which $123 is related to options issued during the nine months ended September 30, 2023, $5,834 is related to options issued in prior years, and $286 is related to the repricing of options issued in prior years. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

3.     WARRANT ACTIVITY

During the nine months ended September 30, 2023, no warrants were issued or exercised.

4.     SERIES A CONVERTIBLE PREFERRED STOCK

On January 3, 2023, we paid the December 23, 2022 dividends declared on our Series A Convertible Preferred Stock of $61,826. As of September 30, 2023, the aggregate outstanding accumulated arrearages of cumulative dividend was $51,006 or if issued in common shares, 204,025 shares.

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

We used our incremental borrowing rate (8.5%) in determining the present value of the lease payments over the lease expiration date of December 31, 2024. At September 30, 2023, the remaining future cash payments under our lease total to $190,290.

For the nine months ended September 30, 2023, we amortized $99,159 of our operating right-of-use, or ROU, asset and made payments of the associated lease liability for the same amount. At September 30, 2023, an operating ROU asset and liability of $179,927, each, are included on our condensed consolidated balance sheet.

For the nine months ended September 30, 2023 and 2022, our fixed operating lease cost was $114,174, which is included within operating costs and expenses in our condensed consolidated statements of operations.

Future minimum lease payments under non-cancellable operating lease as of September 30, 2023, were as follows:

Year ending December 31,
2023 (three months remaining)	$38,058
2024	152,232
Total future minimum lease payments	190,290
Present value of discount	(10,363)
Current portion lease liability	(142,402)
Long-term lease liability	$37,525

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the three months and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
REVENUE	$1,040,853	100.0	$1,052,408	100.0	$3,141,594	100.0	$3,231,267	100.0
COST OF REVENUE	274,476	26.4	229,197	21.8	769,764	24.5	671,807	20.8
Gross Profit	766,377	73.6	823,211	78.2	2,371,830	75.5	2,559,460	79.2

OPERATING EXPENSES
Sales and marketing	190,725	18.3	138,681	13.2	551,844	17.5	469,714	14.5
General and administrative	454,808	43.7	440,748	41.9	1,337,151	42.6	1,356,812	42.0
Depreciation and amortization	4,027	0.4	4,397	0.4	12,570	0.4	11,304	0.4
Total operating expenses	649,560	62.4	583,826	55.5	1,901,565	60.5	1,837,830	56.9

Income from operations	116,817	11.2	239,385	22.7	470,265	15.0	721,630	22.3
Other income	38,161	3.6	12,720	1.2	108,088	3.4	17,016	0.5
Income tax expense	(39,780)	(3.8)	(64,145)	(6.1)	(147,588)	(4.7)	(188,313)	(5.8)
Net income	115,978	11.0	187,960	17.8	430,765	13.7	550,333	17.0

Preferred stock dividends	(17,002)	(1.6)	(14,839)	(1.4)	(51,006)	(1.6)	(45,049)	(1.4)

Net income available to common shareholders	$ 98,196	9.4	$173,121	16.4	$379,759	12.1	$505,284	15.6

Three Months Ended September 30, 2023 (the “2023 3rd Quarter”) Compared to Three Months Ended September 30, 2022 (the “2022 3rd Quarter”)

Revenue

Total revenue decreased $11,555 or 1.1% to $1,040,853 for the 2023 3rd Quarter from $1,052,408 for the same period in 2022. This decrease was primarily attributable to the loss of a customized live help-desk outsourcing service customer.

In the 2023 2nd Quarter, we had interest income of $38,161. In the 2022 3rd Quarter, we had interest income of $12,720. The increase in interest income was primarily the result of interest rate increases resulting from actions taken by the Federal Reserve.

Cost of Revenue

Cost of revenue increased $45,279 or 19.8% to $274,476 for the 2023 3rd Quarter from $229,197 for the same period in 2022. This increase was primarily due to price increases from our vendors. Cost of revenue as a percentage of total revenue increased to 26.4% during the 2023 3rd Quarter, compared to 21.8% during the same period in 2022, as a result of price increases from our vendors combined with increased utilization of higher cost components of our service offerings.

Gross Profit

Gross profit as a percentage of revenue decreased 4.6 % to 73.6% for the 2023 3rd Quarter from 78.2% for the same period in 2022. This decrease was primarily related to price increases from our vendors combined with increased utilization of higher cost components of our services offerings.

Operating Expenses

Sales and marketing expenses increased $52,044 or 37.5% to $190,725 for the 2023 3rd Quarter from $138,681 for the 3rd Quarter of 2022. This increase was primarily a result of increases in advertising expense. Sales and marketing expense as a percentage of total revenues increased to 18.3% for the 3rd Quarter of 2023 compared to 13.2% for the 3rd Quarter of 2022.

General and administrative expenses increased $14,060 or 3.2% to $454,808 for the 2023 3rd Quarter compared to $440,748 for the same period in 2022. This increase was primarily related to an increase in employee costs. General and administrative expenses as a percentage of total revenues increased to 43.7% during the 2023 3rd Quarter from 41.9% during the same period in 2022 due to the increase in employee costs.

Depreciation and amortization expense decreased $370 or 8.4% to $4,027 for the 2023 3rd Quarter compared to $4,397 for the same period in 2022. This decrease was related to several assets reaching full depreciation during the 2023 3rd Quarter.

  Income Taxes

In the 2023 3rd Quarter, we had income tax expense of $39,780. In the 2022 3rd Quarter, we had income tax expense of $64,145.

  Net Income

For the 2023 3rd Quarter, we realized net income of $115,978 compared to net income of $187,960 for the same period in 2022. The decrease was due primarily to the decline in our gross profit as a percentage of revenue.

Nine Months Ended September 30, 2023 (the”2023 Period”) Compared to Nine Months Ended September 30, 2022 (the “2022 Period”)

Revenues

Total revenue decreased $89,673 or 2.8% to $3,141,594 for the 2023 Period from $3,231,267 for the same period in 2022. This decrease was primarily attributable to the loss of a customized live help-desk outsourcing service customer.

In the 2023 Period, we had interest income of $101,663 and other income of $6,425. In the 2022 Period, we had interest income of $17,016. The increase in interest income was primarily the result of interest rate increases resulting from actions taken by the Federal Reserve, and the increase in other income was primarily due to income from debt extinguishment.

Cost of Revenue

Cost of revenue increased $97,957 or 14.6% to $769,764 for the 2023 Period from $671,807 for the same period in 2022. This increase was primarily related to price increases from our vendors. Cost of revenue as a percentage of total revenue increased to 24.5% during the 2023 Period, compared to 20.8% during the same period in 2022, as a result of price increases from our vendors combined with increased utilization of higher cost components of our service offerings.

Gross Profit

Gross profit as a percentage of revenue decreased 3.7 % to 75.5% for the 2023 Period from 79.2 for the same period in 2022. This decrease was primarily related to price increases from our vendors combined with increased utilization of higher cost components of our services offerings.

Operating Expenses

Sales and marketing expenses increased $82,130 or 17.5% to $551,844 for the 2023 Period from $469,714 for the same period of 2022. This increase was primarily a result of increases in advertising expense. Sales and marketing expense as a percentage in total revenues increased to 17.5% for the 2023 Period compared to 14.5% for the same period in 2022.

General and administrative expenses decreased $19,661 or 1.4% to $1,337,151 for the 2023 Period compared to $1,356,812 for the same period in 2022. This decrease was primarily related to a decrease in employee costs, professional services, and supplies of $10,877, $4,217, and $3,021, respectively. General and administrative expenses as a percentage of total revenues increased to 42.6%

during the 2023 Period from 42.0% during the same period in 2022.

Depreciation and amortization expense increased $1,266 or 11.2% to $12,570 for the 2023 Period compared to $11,304 for the same period in 2022. This increase was related to depreciation associated with assets purchased during 2022.

  Income Taxes

Income tax expense for the 2023 Period was $147,588. Income tax expense for the 2022 Period was $188,313.

  Net Income

For the 2023 Period, we realized net income of $430,765 compared to net income of $550,333 for the same period in 2022. The decrease was due primarily to the decline in our gross profit as a percentage of revenue.

Liquidity and Capital Resources

As of September 30 2023, we had $3,076,180 in cash and $3,102,772 in current assets and $1,688,598 in current liabilities. Current liabilities consist primarily of $438,170 in accrued and other liabilities, of which $156,796 is owed to our officers and directors, and $1,092,895 is deferred revenue. Our officers and directors, who are also major shareholders, have agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require direct settlement in cash.

At September 30, 2023 and December 31, 2022, we had positive working capital of $1,414,174 and $1,162,469, respectively.

As of September 30, 2023, $7,019 of the $15,131 we owed to our trade creditors was past due. We have no formal agreements regarding payment of these amounts.

Cash flow for the nine-month period ended September 30, 2023 and 2022 consist of the following:

	For the Nine-Month Period Ended September 30,
	2023	2022
Net cash flows provided by operating activities	$571,578	$747,902
Net cash flows used in investing activities	-	(47,889)
Net cash flows used in financing activities	(248,949)	(618,826)

No property and equipment were purchased in the nine months ended September 30, 2023. Cash used for the purchase of property and equipment was $47,889 in the nine months ended September 30, 2022.

No intangible assets were purchased in the nine months ended September 30, 2023 and 2022.

On January 3, 2023, we paid the December 23, 2022, preferred stock dividends declared of $61,826.

On March 15, 2023, we paid the February 15, 2023, common stock dividends declared of $63,339. On June 15, 2023, we paid the May 15, 2023, common stock dividends declared of $64,602. On September 15, 2023, we paid the August 15, 2023, common stock dividends declared of $64,565.

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2023 pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 5.     Other Information

During the nine months ended September 30, 2023, all events reportable on Form 8-K were reported.

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

REGISTRANT: FULLNET COMMUNICATIONS, INC.
Date: November 14, 2023	By:	/s/ ROGER P. BARESEL
Roger P. Baresel
Chief Executive Officer and Chief Financial Officer