Form 10-K
period 2023-12-31
FULLNET COMMUNICATIONS INC
filed 2024-04-01
CIK 1092570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐   No ☑

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of the Common Stock, as of the last business day (June 30, 2023) of registrant’s completed second quarter was $2,988,230.

As of March 27, 2024, 19,623,917 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

FULLNET COMMUNICATIONS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2023

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

Generate Internal Sales Growth

We intend to expand our customer base by increasing our marketing efforts. At December 31, 2023, our sales efforts are carried out primarily by our technical engineers and senior management. The majority of our existing advertising efforts consist of Pay-Per-Click (PPC) advertisements on multiple Internet search engines. We also have a robust Referral Rewards Program that encourages word-of-mouth referrals to our service.

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

Mass Notification Service Providers

The market for mass text and voice message delivery service solutions is highly fragmented, intensely competitive and constantly evolving. We compete with a wide array of established and emerging companies. Notable competitors include Twilio, Inc., Everbridge, Inc., OnSolve, LLC, Call-Em-All, Inc., Callfire, Inc., OnTimeTelecom, Inc., and EZ Texting.

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

Employees

As of December 31, 2023, we had 15 employees employed in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. We also engage consultants from time to time with respect to various aspects of our business.

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

Historical Losses: Turn-around Uncertain

We have historically experienced significant operating losses with cumulative losses from inception of approximately $8 million. However, we have been consistently profitable since 2018, and have reached a positive working capital position of approximately $1,386,000 at December 31, 2023, of which approximately $169,000 of our current liabilities is owed to our officers and directors, and approximately $1,097,000 of our current liabilities is deferred revenue. Our officers and directors, who are also major shareholders, have informally agreed not to seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

We generated positive cash flow from our operating activities of approximately $690,000 and $774,000, for the twelve months ended December 31, 2023 and 2022, respectively. In addition, we were able to generate net income of approximately $532,000 and $672,000, for the twelve months ended December 31, 2023 and 2022, respectively.

As a result of revenue enhancement initiatives, cost saving initiatives, excess asset sales and the successful exit from the CLEC business, we have been able to significantly improve our working capital position and alleviate any substantial doubt about our ability to continue as a going concern as defined by ASU 2014-15. We believe that the actions discussed above mitigate the substantial doubt raised by our prior operating losses and satisfy our estimated liquidity needs 12 months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to remain profitable and generate additional liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. Additionally, a failure to generate additional liquidity could negatively impact our ability to effectively execute our business plan.

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

Cybersecurity breaches or a failure in our mass notification service operations could disrupt our business

We rely upon information technology systems and network products and the secure operation of these systems and products. Despite security measures, these systems and products may be vulnerable to physical damage, hackers, computer viruses, or breaches due to errors or malfeasance by employees, vendors, or customers. Our customers interact with us and make purchases through our website.  As a result, we are vulnerable to additional risks and uncertainties associated with cyber sales, including rapid changes in technology, website downtime and other technical failures, security breaches, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could reduce our mass notification service sales and increase our costs, which could negatively impact our results of operations.

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

Item 1C. Cybersecurity

Risk Management and Strategy

Risks from Cybersecurity Threats. Information relating to risks from cybersecurity threats is included in this report in Item 1A under the caption “Cybersecurity breaches or a failure in our mass notification service operations could disrupt our business.”

We manage and oversee a cybersecurity risk program designed to evaluate potential threats, vulnerabilities, and the potential impact on our operations, data, and shareholders. This program undergoes regular reviews and updates to address emerging risks.

We utilize a three-step process to effectively manage cybersecurity risks:

Identify. We establish an understanding of our critical operational assets and those that could be attractive to potential threat actors. We consider any cyber activity that could diminish an asset’s value, hinder our ability to use or access the asset, or covertly allow a threat actor to gain access to an asset as a potential risk.

Assess. We evaluate the exposure of our assets to identified cyber risks and the potential impacts on our operations or reputation if we were unable to access or utilize an asset or realize its value, or if a threat actor gained access to an asset or its value. We also assess the potential materiality of these risks based on their potential impact on our operations or reputation.

Manage. We apply a multi-layered defense strategy to maintain our ability to access or utilize an asset or its value and prevent threat actors from gaining or increasing their access to an asset or its value. We prioritize our defensive mechanisms, including administrative, procedural, and technical controls, based on their cost-effectiveness and their ability to reduce risk.

We maintain policies and procedures to oversee and identify cybersecurity risks associated with our third-party service providers, especially those with access to customer and employee data. Our selection and oversight of these providers incorporate cybersecurity considerations, including contractual and other mechanisms to mitigate and continually monitor risks.

We undertake proactive activities to prevent, detect, and minimize the impact of cybersecurity incidents. We maintain an incident response plan to respond to breaches and minimize disruption to our operations swiftly. To bolster the incident response process, we have business continuity, contingency, and recovery plans to ensure operational resilience during a cybersecurity incident.

Cybersecurity threats and risks have not materially affected, or are not reasonably likely to materially affect, our business strategy, results of operations, or financial condition. We have not, as of the date of this filing, experienced a cybersecurity breach that has materially affected our business or financial condition. However, because our business involves the collection, transmission, and storage of certain customer and employee data, it is possible that we could be susceptible to various cybersecurity threats, including cyberattacks, unauthorized access, and similar events.

We are committed to the ongoing identification and management of cybersecurity risks as part of our business strategy, financial planning, and capital allocation. We strive to incorporate cybersecurity considerations into all aspects of our operations. As the cybersecurity landscape evolves, so does our strategy to identify and mitigate these risks. We continuously work towards enhancing our processes to ensure an effective cybersecurity posture.

Board of Directors and Management Governance

Board of Directors Oversight. We recognize the critical importance of cybersecurity and data protection and understand the potential harm to our business from cybersecurity incidents. Accordingly, we place a high priority on mitigating risks associated with cybersecurity threats and any cybersecurity incidents.

Our management maintains primary responsibility for our risk management, including cybersecurity risks. Our Board of Directors is responsible for the oversight of risks associated with cybersecurity threats. Our Board of Directors is responsible for reviewing management’s assessment of our information technology process framework and practices and the controls implemented to monitor and mitigate information technology risks. In addition, as part of our Board of Directors’ regular meetings, the Board receives reports and briefings from our cybersecurity team. Those reports and briefings include management’s review of emerging cybersecurity developments and threats, our risk relating to cybersecurity, and our strategy to mitigate data protection and cybersecurity risks. Our Board of Directors has the authority to obtain advice and input from external cybersecurity resources to assist in its oversight functions.

Management’s Role. Our management team is actively engaged in assessing and managing material risks from cybersecurity threats. We have established a robust framework for identifying, evaluating, and mitigating these risks.

Responsibility for Cybersecurity Risks. Our cybersecurity team has developed expertise in cybersecurity, compliance, enterprise architecture and design, data analytics, digital transformation, and customer service through years of experience in the information technology space. This cross-functional cybersecurity team includes experts in various aspects of information security. These individuals are responsible for the day-to-day implementation of our cybersecurity program.

Additionally, the cybersecurity management team regularly consults with additional resources, to include attorneys, accountants, human resources personnel, and other information technology specialists, to determine materiality for cybersecurity related risks and incidents. There is an established incident response plan that clearly identifies escalation measures based on the impact to our organization.

Processes for Monitoring and Mitigating Risks and Incidents. We employ a comprehensive set of processes to monitor and mitigate cybersecurity risks. These processes include:

•Continuous monitoring of network traffic and systems for signs of potential threats.

•Implementation of cybersecurity measures, such as firewalls, intrusion detection systems and data encryption.

•Employee training and awareness programs to educate staff about cybersecurity best practices.

•Incident response plans to ensure swift and effective responses to cybersecurity incidents.

•Software and Vendor Risk Assessments.

•Vulnerability management solution to prioritize patches based on risk.

•Privileged account management solutions for administrative access.

These processes are designed to prevent cybersecurity incidents, but they also allow us to quickly detect and respond to incidents if they do occur. They are regularly reviewed and updated to adapt to evolving cybersecurity threats.

Reporting to the Board. As noted above, our cybersecurity team provides regular updates and reports to our Board of Directors on cybersecurity risks as well as a review of the processes described above.

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

	Common Stock
	Closing Sale Prices
	High	Low
2022 – Calendar Quarter Ended
March 31	$.750	$.420
June 30.650		.360
September 30.610		.330
December 31.530		.280
2023 – Calendar Quarter Ended
March 31	$.500	$.375
June 30.500		.163
September 30.350		.150
December 31.250		.100

Number of Shareholders

The number of beneficial holders of record of our common stock as of the close of business on March 27, 2024, was approximately 126.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2023, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans that have been approved by our shareholders. All of our outstanding stock option grants and warrants were pursuant to individual compensation arrangements and exercisable for the purchase of our common stock shares.

Plan Category	Number of Shares Underlying Unexercised Options and Warrants	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by our shareholders:
None	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by our shareholders
Stock option grants to non-employee directors	-	$-	-
Stock options granted to employees	185,997	$0.010	-
Warrants and certain stock options issued to non-employees	-	$-	-
Total	185,997	$0.010	-

Unregistered Sales and Issuer Purchases of Equity Securities

In December 2022, we issued 50,000 shares of our Series A convertible preferred stock to settle a related party liability of $50,000.

In the year ended December 31, 2023, employee stock options for 382,333 shares of our common stock were exercised for $5,383. During the year ended December 31, 2022, employee stock options for 1,746,633 shares of our common stock were exercised $26,174.

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

As long as we are a provider of telecommunications related services, we are affected by regulatory proceedings in the ordinary course of our business at the state and Federal levels. These include proceedings before both the Federal Communications Commission and the Oklahoma Corporation Commission (“OCC”). In addition, in our operations we rely on obtaining many of our underlying telecommunication services and/or facilities from incumbent local exchange carriers or other carriers pursuant to interconnection or other agreements or arrangements.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31
	2023		2022
		Percentage		Percentage
	Amount	of revenue	Amount	of revenue
REVENUE	$4,191,084	100.0	$4,268,263	100.0
COST OF REVENUE	1,052,930	25.1	907,222	21.3
Gross Profit	3,138,154	74.9	3,361,041	78.7

OPERATING EXPENSES
Sales and marketing	714,385	17.1	628,716	14.7
General and administrative	1,894,997	45.2	1,886,431	44.2
Depreciation and amortization	16,597	0.4	15,741	0.4

Total operating expenses	2,625,979	62.7	2,530,888	59.3

Income from operations	512,175	12.2	830,153	19.4
Other Income	147,658	3.5	72,605	1.7

Income tax benefit (expense)	(127,694)	(3.0)	(230,522)	(5.4)
Net income from operations	$532,139	12.7	$672,236	15.7

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenue

Revenue decreased $77,179 or 1.8% to $4,191,084 for the year 2023 from $4,268,263 for the year 2022. This decrease was primarily attributable to the loss of a customized live help-desk outsourcing service customer.

In 2023, we had other income of $147,658, consisting of interest income of $141,233 and income from debt extinguishment of $6,425. In 2022, we had other income of $72,605, which consisted of interest income of $40,833 and income from debt extinguishment of $31,772.

Cost of Revenue

Cost of revenue increased $145,708 or 16.1% to $1,052,930 for the year 2023 from $907,222 for the year 2022. This increase was primarily related to price increases from our vendors and increases in costs of servicing new customers added through growth of business.

Gross Profit

Gross profit as a percentage of revenue decreased 3.8% to 74.9% for the year 2023 from 78.7% for the year 2022. This decrease was primarily related to price increases from our vendors combined with increased utilization of higher cost components of our service offerings.

Operating Expenses

Sales and marketing expenses increased $85,669 or 13.6% to $714,385 for the year 2023 from $628,716 for the year 2022. This increase was primarily a result of increases in advertising of $85,669. Sales and marketing expense as a percentage of total revenues increased to 17.1% for the year 2023 compared to 14.7% for the year 2022.

General and administrative expenses increased $8,566 or 0.5% to $1,894,997 for the year 2023 from $1,886,431 for the year 2022. This increase was primarily a result of increases in employee costs. General and administrative expenses as a percentage of total revenues increased to 45.2% for the year 2023 compared to 44.2% for the year 2022.

Depreciation and amortization expense increased $856 or 5.4% to $16,597 for the year 2023 from $15,741 for the year 2022, primarily related to the purchase of leasehold improvements in the second quarter of 2022.

Income Taxes

Income tax expense for the year ending December 31, 2023 was $127,694. Our deferred tax asset balance of $38,359 at December 31, 2021, related primarily to net operating loss carryforwards for income tax purposes and were fully utilized in the 1st quarter of 2022. Income tax expense for the year ending December 31, 2022 was $230,522.

Liquidity and Capital Resources

As of December 31, 2023, we had $3,130,331 in cash and $1,780,592 in current liabilities. Current liabilities consist primarily of $524,312 in accrued and other liabilities, of which $169,020 is owed to our officers and directors, and $1,097,163 represents deferred revenue. Our officers and directors, who are also major shareholders, have informally agreed to not seek payment of any of the amounts owed to them if such payment would jeopardize our ability to continue as a going concern. The deferred revenue represents advance payments for services from our customers which will be satisfied by our delivery of services in the normal course of business and will not require settlement in cash.

At December 31, 2023, we had positive working capital of $1,386,252. At December 31, 2022, we had positive working capital of $1,162,469. We do not have a line of credit or credit facility to serve as an additional source of liquidity. Historically we have relied on shareholder loans as an additional source of funds.

At December 31, 2023, of the $13,668 we owed to our trade creditors, $7,019 was past due. At December 31, 2023, no amounts were owed to related parties.

Cash flows for the years ended December 31, 2023 and 2022, consist of the following:

	For the Years Ended December 31
	2023	2022
Net cash flow provided by operating activities	$690,293	$774,364
Net cash flow used in investing activities	-	(49,519)
Net cash flow provided by (used in) financing activities	(313,513)	(626,406)

No property and equipment were purchased in the year ended December 31, 2023. Cash used for the purchase of property and equipment was $49,519 for the year ended December 31, 2022.

No intangible assets were purchased in 2023 and 2022.

During the year ended December 31, 2023, we paid $61,826 in dividends on our Series A convertible preferred stock and $257,070 in dividends on our common stock.  During the year ended December 31, 2022, we paid $51,143 in dividends on our Series A convertible preferred stock and $652,587 in dividends on our common stock.

In December 2022, we issued 50,000 shares of our Series A convertible preferred stock to settle a related party liability of $50,000.

During the year ended December 31, 2023, employee stock options for 382,333 shares of our common stock were exercised for $5,383. During the year ended December 31, 2022, employee stock options for 1,746,633 shares of our common stock were exercised for $26,174.

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

As of December 31, 2023, our material contractual obligations and commitments were:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$152,234	$152,234	$-	$-	$-

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

Our principal executive officer, who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. The framework used by our management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2023, was effective.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following information is furnished as of March 20, 2024, for each person who serves on our Board of Directors or serves as one of our executive officers. Our Board of Directors currently consists of three members, although we intend to increase the size of the Board in the future. The directors serve one-year terms until their successors are elected. Our executive officers are elected annually by our Board. The executive officers serve terms of one year or until their death, resignation or removal by our Board. There are no family relationships between our directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Position
Timothy J. Kilkenny	65	Chairman of the Board of Directors
Roger P. Baresel	68	Chief Executive Officer, Chief Financial Officer and Secretary and Director
Jason C. Ayers	49	President and Director

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

Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who own more than 10% of a registered class of our equity securities to file with the SEC and each exchange on which our securities are listed, reports of ownership and subsequent changes in ownership of our common stock and our other securities. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during 2023, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met.

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

Item 11. Executive Compensation

The following table sets forth, for the last two fiscal years, the cash compensation paid by us to our Chairman, Chief Executive Officer and Chief Financial Officer and President (the “Named Executive Officers”). None of our executive officers other than the named executive officers earned annual compensation in excess of $100,000 during 2023.

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary		Other Compensation		Securities Underlying Options and Warrants (#) (1)
Timothy J. Kilkenny	2023	$80,092	(2)	$18,693	(3)	-
Chairman	2022	$72,373	(4)	$22,967	(5)	83,333
	2021	$74,700	(6)	$15,930	(7)	410,528

Roger P. Baresel	2023	$104,206	(8)	$58,677	(9)	-
CEO and CFO	2022	$93,059	(10)	$55,111	(11)	100,000
	2021	$94,127	(12)	$51,826	(13)	436,254

Jason C. Ayers	2023	$218,941	(14)	$34,113	(15)	-
President	2022	$200,573	(16)	$27,469	(17)	100,000
	2021	$197,450	(18)	$24,989	(19)	421,846

(1)	Options are generally granted with an exercise price equal to the fair market value of our common stock on the date of the grant and are valued based on the Black-Scholes option pricing model.

(2)	Includes no deferred compensation.

(3)	Represents $2,375 of expense for business parking for Mr. Kilkenny, $12,621 of insurance premiums, and $3,697 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny.

(4)	Includes no deferred compensation.

(5)

Represents $2,100 of expense for business parking for Mr. Kilkenny, $11,460 of insurance premiums, $5,654 of special vacation cash-out, and $3,753 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny.

(6)	Includes no deferred compensation.

(7)	Represents $2,100 of expense for business parking for Mr. Kilkenny, $10,322 of insurance premiums, and $3,508 of post-retirement benefits paid by us for the benefit of Mr. Kilkenny.

(8)	Includes $70,695 of deferred compensation.

(9)

Represents $9,600 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,290 of expense reimbursement for Mr. Baresel’s home office and cell phone, $42,371 of insurance premiums, and $1,416 of post-retirement benefits paid by us for the benefit of Mr. Baresel.

(10)	Includes $63,273 of deferred compensation.

(11)

Represents $9,600 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,550 of expense reimbursement for Mr. Baresel’s home office and cell phone, $38,556 of insurance premiums, and $1,405 of post-retirement benefits paid by us for the benefit of Mr. Baresel.

(12)	Includes $59,616 of deferred compensation.

(13)

Represents $9,600 of expense reimbursement for business use of Mr. Baresel’s automobile and parking, $5,535 of expense reimbursement for Mr. Baresel’s home office and cell phone, $35,288 of insurance premiums, and $1,403 of post-retirement benefits paid by us for the benefit of Mr. Baresel.

(14)	Includes no deferred compensation.

(15)

Represents $2,375 of expense reimbursement for Mr. Ayers’ parking, $1,500 of expense reimbursement for Mr. Ayers’ internet connection and cell phone, $23,485 of insurance premiums, and $6,753 of post-retirement benefits paid by us for the benefit of Mr. Ayers.

(16)	Includes no deferred compensation.

(17)

Represents $2,100 of expense reimbursement for Mr. Ayers’ parking, $1,500 of expense reimbursement for Mr. Ayers’ internet connection and cell phone, $17,558 of insurance premiums, and $6,311 of post-retirement benefits paid by us for the benefit of Mr. Ayers.

(18)	Includes no deferred compensation.

(19)

Represents $2,100 of expense reimbursement for Mr. Ayers’ parking, $1,500 of expense reimbursement for Mr. Ayers’ internet connection and cell phone, $15,277 of insurance premiums, and $6,112 of post-retirement benefits paid by us for the benefit of Mr. Ayers.

Pay Versus Performance

Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO(1)	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs(1)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return	Net Income
2023	$253,504	$253,504	$130,834	$130,834	$77	$532,139
2022	$328,042	$228,042	$213,422	$121,755	$48	$672,236
2021	$644,285	$222,439	$541,683	$118,292	$550	$892,977

(1)The compensation actually paid amounts are drawn from the Summary Compensation Table (above) and adjusted to deduct the values attributable to the stock options held by the PEOs and other NEOs.

The compensation of our PEO and other NEOs is determined by a subjective blend of our financial performance, the compensation received by similarly situated executives, and the individual’s contribution to our success. The level of compensation is influenced by the fact that the NEOs, who also compose the Board of Directors, hold 55.2% of our outstanding stock and are our largest shareholders. The Board believes the stock ownership of the Board and NEOs creates a structural bias toward payment for performance. The Board does not have formal processes for fixing the levels or types of executive compensation and has not set performance benchmarks for the levels of compensation.

Stock Options Granted

All options granted during 2023 were nonqualified stock options. During 2023, 45,000 stock options were granted to one employee. No stock options were granted to Mr. Kilkenny, Mr. Baresel, and Mr. Ayers during 2023 or 2022. All options granted during 2022 were nonqualified stock options. During 2022, 4,500 stock options were granted to one employee.

Options granted generally become exercisable in part after one year from the date of grant and generally have a term of ten years following the date of grant, unless sooner terminated in accordance with the terms of the stock option agreement.

2023 Year-End Option Values

Our executive officers (Timothy J. Kilkenny, Chairman of the Board, Roger P. Baresel, Chief Executive Officer and Chief Financial Officer, and Jason C. Ayers, President) held no outstanding options at December 31, 2023.

Director Compensation

During the fiscal year ended December 31, 2023, our directors did not receive any compensation for serving in such capacities.

Employment Agreement and Lack of Keyman Insurance

On July 6, 2011, we entered into employment agreements with Timothy J. Kilkenny, Roger P. Baresel and Jason C. Ayers. Each agreement is effective July 1, 2011, and continued through an initial term ended December 31, 2018; however, the term was automatically extended for additional three-year terms, since neither we nor the employee gave a six-month advance notice of termination. These agreements provide, among other things, (i) an annual base salary of at least $61,656 for Mr. Kilkenny, $45,012 for Mr. Baresel and $68,436 for Mr. Ayers, (ii)

bonuses at the discretion of the Board of Directors, (iii) entitlement to fringe benefits including medical and insurance benefits as may be provided to our other senior officers, and (iv) eligibility to participate in our incentive, bonus, benefit or similar plans. These agreements require the employee to devote the required time and attention to our business and affairs necessary to carry out his responsibilities and duties. These agreements may be terminated under certain circumstances and upon termination provide for (i) the employee to be released from personal liability for our debts and obligations, and (ii) the payment of any amounts we owe the employee. At December 31, 2023, we owed, including deferred compensation, $19,330, $96,860 and $52,830 to Mr. Kilkenny, Mr. Baresel and Mr. Ayers, respectively.

We do not maintain any keyman insurance covering the death or disability of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information as of March 20, 2024, concerning the beneficial ownership of our Common Stock by each of our directors, each executive officer named in the table under the heading “Item 10. Directors and Executive Officers, and Corporate Governance” and all of our directors and executive officers as a group, as well as each person who is known by us to own more than 5% of the outstanding shares of our Common Stock. The non-employee beneficial owner information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the SEC or other information provided to us by the beneficial owner or our stock transfer agent. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.

	Common Stock Beneficially Owned
Beneficial Owner (1)	Number of Shares	Percent of Class (1)
Timothy J. Kilkenny (2)(3)	4,254,917	21.5%
Roger P. Baresel (2)(4)	3,729,762	18.8%
Jason C. Ayers (2)(5)	3,143,424	16.0%

All executive officers and directors as a group (3 individuals)	11,128,103	55.0%

High Capital Funding, LLC (6)	1,678,250	8.6%

(1)

Percent of class for any shareholder listed is calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options. Any shares a shareholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that shareholder’s ownership percentage. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days, based upon 19,623,917 shares being outstanding at March 20, 2024.

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

(4)

Roger P. Baresel and Judith A. Baresel, husband and wife, hold 5,600 and 3,724,162 shares of our common stock, respectively. The number of shares held by Mrs. Baresel includes 300,000 shares of our Series A convertible preferred stock that are currently convertible into common stock at the rate of one share of common stock per one share of Series A convertible preferred stock. Mr. Baresel disclaims any beneficial interest in the common stock and preferred stock held by Mrs. Baresel.

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

As of December 31, 2023, we had no outstanding notes payable.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees, including expenses, billed to us for the years ended December 31, 2023 and 2022, by our principal accountant.

	2023	2022
BF Borgers, CPA PC	$38,500	$36,400

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

#

10.11	Employment Agreement with Timothy J. Kilkenny dated July 6, 2011 (filed as Exhibit 10.47 to Form 10Q filed on November 15, 2011)	#

10.12	Employment Agreement with Roger P. Baresel dated July 6, 2011 (filed as Exhibit 10.48 to Form 10Q filed on November 15, 2011)	#

10.13	Employment Agreement with Jason Ayers dated July 6, 2011 (filed as Exhibit 10.49 to Form 10Q filed on November 15, 2011)	#

10.14	Lease Agreements between us and BOKP Tower, LLC, dated November 22, 2019 (filed as Exhibit 10.24 to Form 10K filed on April 10, 2020)	#

10.15	Announcement that the Depository Trust Company has approved FullNet Communications, Inc.’s common stock for DWAC & DRS FAST transfers (filed as Exhibit 99.1 to Form 8-K filed on September 14, 2021)	#

10.16	Unregistered Sale of Equity Securities (filed as Item 3.02 on Form 8-K filed on April 6, 2023)	#

21	Subsidiaries of the Registrant	*

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of Roger P. Baresel	*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger P. Baresel	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

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

REGISTRANT:

FULLNET COMMUNICATIONS, INC.

Date: April 1, 2024By: /s/ ROGER P. BARESEL

      Roger P. Baresel

      Chief Executive Officer and Chief Financial

      and Accounting Officer

Date: April 1, 2024By: /s/ JASON C. AYERS

     Jason C. Ayers

     President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 1, 2024By: /s/ TIMOTHY J. KILKENNY

      Timothy J. Kilkenny

      Chairman of the Board and Director

Date: April 1, 2024By: /s/ ROGER P. BARESEL

     Roger P. Baresel

     Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of FullNet Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FullNet Communications, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

April 1, 2024

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,130,331	$2,753,551
Accounts receivable, net	823	1,584
Prepaid expenses and other current assets	35,690	36,740

Total current assets	3,166,844	2,791,875

PROPERTY AND EQUIPMENT, net	70,577	87,173

OTHER ASSETS AND INTANGIBLE ASSETS	19,910	18,250

RIGHT OF USE LEASED ASSET	145,449	279,086

TOTAL ASSETS	$3,402,780	$3,176,384

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$13,668	$18,999
Accrued and other liabilities	524,312	475,472
Operating lease liability – current portion	145,449	133,637
Deferred revenue	1,097,163	1,001,298

Total current liabilities	1,780,592	1,629,406

OPERATING LEASE LIABILITY – less current portion	-	145,449

Total liabilities	1,780,592	1,774,855

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock - $0.001 par value; authorized, 10,000,000 shares; Series A convertible; issued and outstanding, 618,257 shares in 2023 and 2022	409,531	409,531
Common stock - $0.00001 par value; authorized, 40,000,000 shares; issued and outstanding, 19,565,087 and 19,182,754 shares in 2023 and 2022, respectively	196	192
Additional paid-in capital	9,122,004	9,108,410
Accumulated deficit	(7,909,543)	(8,116,604)

Total shareholders’ equity	1,622,188	1,401,529

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,402,780	$3,176,384

See accompanying notes to consolidated financial statements

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2023	2022
REVENUE	$4,191,084	$4,268,263
COST OF REVENUE	1,052,930	907,222
Gross profit	3,138,154	3,361,041

OPERATING EXPENSES
Sales and marketing	714,385	628,716
General and administrative expenses	1,894,997	1,886,431
Depreciation and amortization expenses	16,597	15,741

Total operating costs and expenses	2,625,979	2,530,888

INCOME FROM OPERATIONS	512,175	830,153

Other income	147,658	72,605

NET INCOME BEFORE INCOME TAX	659,833	902,758

Income tax expense	(127,694)	(230,522)
NET INCOME	$532,139	$672,236

Preferred stock dividends	(68,008)	(64,256)
Net income available to common shareholders	$464,131	$607,980

Net income per share:
Basic	$0.02	$0.03
Diluted	$0.03	$0.03

Weighted average shares outstanding
Basic	19,465,302	18,401,789
Diluted	19,645,072	18,898,411

See accompanying notes to consolidated financial statements

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31,2023 and 2022

	Common stock		Preferred stock		Additional
	Shares	Amount	Shares	Amount	Paid-in capital	Accumulated deficit	Total
Balance at January 1, 2022	17,146,121	$ 171	568,257	$ 357,101	$ 9,072,109	$ (8,074,427)	$ 1,354,954

Stock options expense	-	-	-	-	11,428	-	11,428

Stock options exercised	1,746,633	18	-	-	26,156	-	26,174

Warrants exercised	290,000	3	-	-	1,147	-	1,150

Common stock dividends paid	-	-	-	-	-	(652,587)	(652,587)

Amortization of increasing dividend rate preferred stock discount	-	-	-	2,430	(2,430)	-	-

Preferred stock issued to satisfy a related party liability	-	-	50,000	50,000	-	-	50,000

Preferred stock dividends declared	-	-	-	-	-	(61,826)	(61,826)

Net income	-	-	-	-	-	672,236	672,236

Balance at December 31, 2022	19,182,754	192	618,257	409,531	9,108,410	(8,116,604)	1,401,529

Stock options expense	-	-	-	-	8,215	-	8,215

Stock options exercised	382,333	4	-	-	5,379	-	5,383

Common stock dividends paid	-	-	-	-	-	(257,070)	(257,070)

Preferred stock dividends declared	-	-	-	-	-	(68,008)	(68,008)

Net income	-	-	-	-	-	532,139	532,139

Balance at December 31, 2023	19,565,087	$ 196	618,257	$ 409,531	$ 9,122,004	$ (7,909,543)	$ 1,622,188

See accompanying notes to consolidated financial statements

FullNet Communications, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2023	2022
CASH FLOWS FROM OPERTING ACTIVITIES
Net income	$532,139	$ 672,236
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,597	15,741
Loss on disposal of assets	-	5,205
Noncash lease expense	133,637	122,784
Deferred tax expense	-	38,359
Stock options expense	8,215	11,428
Provision for uncollectible accounts receivable	1,227	(506)
Changes in operating assets and liabilities
Accounts receivable	(467)	29,029
Prepaid expenses and other assets	(610)	(9,405)
Accounts payable	(5,331)	(34,149)
Accrued and other liabilities	42,658	(49,375)
Deferred revenue	95,865	95,801
Operating lease liability	(133,637)	(122,784)
Net cash provided by operating activities	690,293	774,364

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	-	(49,519)
Net cash used in investing activities	-	(49,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options and warrants	5,383	27,324
Proceeds from issuance of preferred stock for company liability	-	50,000
Payment of dividends payable – Preferred Stock	(61,826)	(51,143)
Payment of dividends payable – Common Stock	(257,070)	(652,587)
Net cash used in financing activities	(313,513)	(626,406)

NET INCREASE IN CASH AND CASH EQUIVALENTS	376,780	98,439
Cash and cash equivalents at beginning of period	2,753,551	2,655,112
Cash and cash equivalents at end of period	$3,130,331	$ 2,753,551

NON-CASH INVESTING AND FINANCING ACTIVITIES
Preferred stock issued to settle related party liability	$-	50,000
Amortization of increasing dividend rate preferred stock discount	$-	$ 2,430
Preferred stock dividend declared	$68,008	$ 61,826

See accompanying notes to consolidated financial statements

FullNet Communications, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

Accounts Receivable

We operate and grant credit, on an uncollateralized basis. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion across different industries as well as our emphasis on obtaining deposits and/or payment in advance for services from the majority of our customers. During the year ended December 31, 2023, we had no customers that comprised 10% or more of total revenues. During the year ended December 31, 2022, we had one customer that comprised approximately 10% of total revenues.

Accounts receivable, other than certain large customer accounts which are evaluated individually, are considered past due for purposes of determining the allowances for doubtful accounts based on past experience of collectability as follows:

1 - 29 days	1.5%
30 - 59 days	30%
60 – 89 days	50%
>90 days	100%

In addition, if we become aware of a specific customer’s inability to meet our financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Total bad debt expense and direct write-off for the year ended December 31, 2023 was $1,111. Total bad debt expense and direct write-off recovery for the year ended December 31, 2022 was $453.

Accounts receivable consist of the following at December 31:

Schedule of Accounts Receivable
	2023	2022
Accounts receivable	$209,515	$209,049
Less allowance for doubtful accounts	(208,692)	(207,465)
	$823	$1,584

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets as follow:

Software	3 years
Computers and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of estimated life of improvement or the lease term

Property and equipment consist of the following at December 31:

	2023	2022
Computers and equipment	$315,542	$315,542
Leasehold improvements	961,506	961,506
Furniture and fixtures	33,929	33,929
	1,310,977	1,310,977
Less accumulated depreciation	(1,240,400)	(1,223,804)
	$70,577	$87,173

Depreciation expense for the years ended December 31, 2023 and 2022, was $16,597 and $15,741, respectively.

Long-Lived Assets

All long-lived assets held and used by us, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In accordance with ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, we base our evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If impairment has occurred, we recognize a loss for the difference between the carrying amount and the estimated value of the asset. No intangible assets were purchased in 2023 or 2022. We incurred no impairment expense in 2023 or 2022. We incurred no amortization expense of intangible assets for the years ended December 31, 2023 and 2022, respectively.

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

•Allocation of the transaction price to the performance obligations in the contract; and

•Recognition of revenue when, or as, we satisfy a performance obligation.

Our revenue is derived from fees earned from customers utilizing our services. We have four streams of revenue as shown in the following table:

Revenue Description	For Year Ended December 31, 2023	% of Total Revenue	For Year Ended December 31, 2022	% of Total Revenue
Mass notification services using text messages and automated telephone calls	$3,653,380	87%	$3,481,114	82%
Colocation and web hosting services	427,373	10%	449,883	10%
Live help desk support services	91,639	2%	314,182	7%
Internet access service	18,692	1%	23,084	1%
Total revenue	$4,191,084	100%	$4,268,263	100%

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

Advertising

We expense advertising production costs as they are incurred and advertising communication costs for the first time the advertisement takes place. Advertising expense for the years ended December 31, 2023 and 2022, was $714,385 and $628,716, respectively.

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

Reconciliation of basic and diluted income per share (“EPS”) are as follows:

	December 31, 2023	December 31, 2022
Net income:
Net income	$532,139	$672,236
Preferred stock dividends	(68,008)	(64,256)
Net income available to common shareholders	464,131	607,980

Basic income per share:
Weighted-average common shares outstanding used in income per share computations	19,465,302	18,401,789
Basic income per share	0.02	0.03

Diluted income per share:
Shares used in diluted income per share computations	19,645,072	18,898,411
Diluted income per share	0.03	0.03

Computation of shares used in income per share:
Weighted average shares and share equivalents outstanding - basic	19,465,302	18,401,789
Effect of dilutive stock options	179,770	496,622
Weighted average shares and share equivalents outstanding – assuming dilution	19,645,072	18,898,411

Schedule of Anti-dilutive Securities Excluded:	December 31, 2023	December 31, 2022
Convertible preferred stock	618,257	618,257
Total anti-dilutive securities excluded	618,257	618,257

Stock-Based Compensation

We do not have a written employee stock option plan. We have historically generally granted employee stock options with an exercise price equal to the market price of our stock at the date of grant, a contractual term of ten years, and a vesting period of three years ratably on the first, second and third anniversaries of the date of grant (with limited exceptions).

All employee stock options granted during 2023 and 2022 were nonqualified stock options. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

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

At December 31, 2023 and 2022, we had no related party accounts payable to officers and directors for unpaid expense reimbursements.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2023 and 2022, are based upon the short-term nature of the assets and liabilities.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and may be applied on a prospective basis. Early adoption is permitted. We are evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

Amortization of the ROU Asset and payments of the associated Lease Liability for the year-ended December 31, 2023 was $133,637 and $133,637, respectively, leaving a year-end December 31, 2023 balance of $145,449 for both the ROU Asset and the associated Lease Liability.

Future minimum lease payments required at December 31, 2023, under non-cancelable operating leases that have initial lease terms exceeding one year are presented in the following table:

Year ending December 31
2024	152,234
Total	152,234
Present value of discount	(6,785)
Current portion lease liability	(145,449)
Long-term lease liability	$-

Rental expense for all operating leases for the years ended December 31, 2023 and 2022, was approximately $152,232 and $152,232, respectively.

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

NOTE D – COMMON STOCK AND STOCK-BASED COMPENSATION

COMMON STOCK

On April 6, 2023, we issued 382,333 restricted shares of our common stock for cash proceeds of $5,383 pursuant to the exercise of common stock purchase options by various employees. On May 18, 2022, we issued 1,313,961 restricted shares of our common stock for cash proceeds of $23,090 pursuant to the exercise of common stock purchase options by various employees. On May 25, 2022, we issued 239,004 restricted shares of our common stock for cash proceeds of $1,989 pursuant to the exercise of common stock purchase options by various employees. On May 26, 2022, we issued 193,668 restricted shares of our common stock for cash proceeds of $1,094 pursuant to the exercise of common stock purchase options by various employees.

DIVIDEND PAYMENTS

The following table summarizes the dividends paid by the Company on its outstanding common stock for the year ended December 31, 2023:

	Amount	Dividend per share
Year Ended December 31, 2022
Second quarter	$537,425	$0.028
Third quarter	57,581	0.003
Fourth quarter	57,581	0.003
Total	$652,587
Year Ended December 31, 2023
First quarter	$63,339	$0.0033
Second quarter	64,601	0.0033
Third quarter	64,565	0.0033
Fourth quarter	64,565	0.0033
Total	$257,070

STOCK-BASED COMPENSATION

We do not have a written employee stock option plan. We have historically generally granted employee stock options with an exercise price equal to the market price of our stock at the date of grant, a contractual term of ten years, and a vesting period of three years ratably on the first, second and third anniversaries of the date of grant (with limited exceptions).

All employee stock options granted during 2023 and 2022 were nonqualified stock options. Stock-based compensation is measured at the grant date, based on the calculated fair value of the option, and is recognized as an expense on a straight-line basis over the requisite employee service period (generally the vesting period of the grant).

The following table summarizes our employee stock option activity for the years ended December 31, 2023 and 2022:

Schedule of Employee Stock Option Activity

	Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, December 31, 2021	2,342,629	$0.023	7.20

Options granted during the year	4,500	0.200

Options exercised during the year	(1,746,633)	0.015

Options expired during the year	(30,500)	0.003

Options cancelled during the year	(13,666)	0.017

Options outstanding, December 31, 2022	556,330	$0.051	6.74

Options granted during the year	45,000	0.010

Options exercised during the year	(382,333)	0.014

Options forfeited during the year	(33,000)	0.003

Options outstanding, December 31, 2023	185,997	$0.010	7.52	$16,773

Options exercisable, December 31, 2023	77,997	$0.010	6.12	$7,053

The following table summarizes our non-vested employee stock option activity for years ended December 31, 2023 and 2022:

	2023	2022
Non-vested options outstanding, beginning of year	493,163	930,996
Options granted during the year	45,000	4,500
Options vested during the year	(430,163)	(428,667)
Non-vested options forfeited during the year	-	(13,666)
Non-vested options outstanding, end of year	108,000	493,163

The fair values of the granted options are estimated at the date of grant using the Black-Scholes option pricing model. In addition to the exercise and grant date prices of the options, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2023	2022
Risk free interest rate	4.37%	3.06%
Expected lives (in years)	5	5
Expected volatility	274%	266%
Dividend yield	8.5%	3%

The following table shows total stock options compensation expense included in the Consolidated Statements of Operations and the effect on basic and diluted earnings per share for the years ended December 31:

	2023	2022
Stock options compensation	$8,215	$11,428
Impact on income per share:
Basic and diluted	$-	$-

During the year 2023, 45,000 employee stock options were granted, of which one-third will vest on each annual anniversary of the grant date, resulting in $4,430 of stock options compensation. Stock options compensation of $7,723 recorded in the year 2023 was related to options that were granted in prior years. Additionally, 33,000 employee stock options that were related to options granted in prior years, were forfeited. At December 31, 2023, there was $8,819 of unrecognized stock options compensation that is expected to be recognized as an expense over a weighted-average period of 1.2 years.

Common Stock Purchase Warrants – A summary of common stock purchase warrant activity for the years ended December 31, 2023 and 2022 follows:

	2023	Weighted Average Exercise Price	2022	Weighted Average Exercise Price
Warrants outstanding, beginning of year	-	$-	290,000	$0.004
Warrants granted during the year	-	-	-	-
Warrants exercised during the year	-	-	290,000	0.004
Warrants outstanding, end of year	-	$-	-	$-

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

Due to the unstated dividend cost arising from the gradually increasing dividends on the Series A Preferred, we calculated a discount on the Series A Preferred at the time of issuance as the present value of the difference between (i) the dividends that are payable in the periods preceding commencement of the perpetual twelve cents per share per annum dividend; and (ii) the perpetual twelve cents per share per annum dividend for a corresponding number of periods; discounted at the market rate of 12% totaling $309,337. The Series A Preferred was valued at the market price on the respective date of issuance for a total value of $672,472. The discount was amortized over the periods preceding commencement of the perpetual dividend, by charging imputed dividend cost against retained earnings and increasing the carrying amount of the Series A Preferred by a corresponding amount. The discount was fully amortized in 2022 with amortization of $2,431 for the year ended December 31, 2022. The discount amortization per share for the year 2022 was $0.01.

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

On December 27, 2023, our board of directors declared a dividend on the Series A Preferred after making the determination that, among other things, on a consolidated basis that (a) our net income for the year ended December 31, 2022 and net income projected for the year ended December 31, 2023, was legally sufficient to pay the dividends declared below on our Series A Preferred, and (b) the declaration of the dividend was not likely to render us unable to meet, as they mature, those liabilities for which payment has not been otherwise adequately provided.

These dividends were paid on January 3, 2024, out of our net income for the year ended December 31, 2022, to the holders of record of the issued and outstanding shares of our Series A Preferred at the close of business on December 30, 2023. The dividend consisted of $0.11 per share, representing the cumulative unpaid dividends on the Series A Preferred through the year ended December 31, 2023, for a total dividend payment of $68,008.

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

These dividends were paid on January 3, 2023, out of our net income for the years ended December 31, 2021, to the holders of record of the issued and outstanding shares of our Series A Preferred at the close of business on December 21, 2022. The dividend consisted of $0.10 per share, representing the cumulative unpaid dividends on the Series A Preferred through the year ended December 31, 2022, for a total dividend payment of $61,826.

As of December 31, 2023, there were 618,257 shares of Series A Preferred outstanding with voting power representing 5.9% of the total voting power of our outstanding stock.

NOTE F – SUBSEQUENT EVENTS

On January 3, 2024, we paid the December 27, 2023 preferred stock dividends declared of $68,008.

On January 16, 2024, a special one-time common stock dividend of $0.03 per share was declared for shareholders of record on January 31, 2024. On February 15, 2024, we paid these dividends declared of $588,718.